Form 10-K
period 1993-12-31
GREAT WESTERN FINANCIAL CORP
filed 1994-04-01
CIK 43512

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549 - 1004
                                 FORM 10-K


(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1993

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to

                   Commission file number 1-4075

                        GREAT WESTERN FINANCIAL CORPORATION
                (Exact name of registrant as specified in its charter)

           Delaware                                     95-1913457
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


                 9200 Oakdale Avenue, Chatsworth, California   91311-6519
                   (Address of principal executive offices)     (Zip Code)


                                    (818) 775-3411
               (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
   Title of each class                     which registered
   -------------------                 ------------------------
Common Stock, $1 par value             New York Stock Exchange
(and accompanying Preferred            Pacific Stock Exchange
Stock Purchase Rights)                 London Stock Exchange

8 3/4% Cumulative Convertible          New York Stock Exchange
Preferred Stock, $1 par value

8.30% Cumulative Preferred             New York Stock Exchange
Stock, $1 par value

Securities registered pursuant to Section 12(g) of the Act:  None

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549-1004
                                       FORM 10-K



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1994: $2,264,607,585

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1994: 132,965,734


DOCUMENTS INCORPORATED BY REFERENCE:

Part III  - Portions of Proxy Statement for Annual Meeting of
              Stockholders, April 26, 1994.
Part IV   - Portions of Proxy Statement for Annual Meeting of
              Stockholders, April 26, 1994.

                    GREAT WESTERN FINANCIAL CORPORATION
                       1993 FORM 10-K ANNUAL REPORT
                             TABLE OF CONTENTS


                                                                       Page

                                  Part I

Item 1.  Business....................................................     4
Item 2.  Properties..................................................    27
Item 3.  Legal Proceedings...........................................    28
Item 4.  Submission of Matters to a Vote of Security Holders.........    28

                                  Part II

Item 5.  Market for the Registrant's Common Equity
             and Related Stockholder Matters.........................    28
Item 6.  Selected Financial Data.....................................    29
Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...........    30
Item 8.  Financial Statements and Supplementary Data.................    52
Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..................   125

                                 Part III

Item 10. Directors and Executive Officers of the Registrant..........   125
Item 11. Executive Compensation......................................   125
Item 12. Security Ownership of Certain Beneficial
             Owners and Management...................................   125
Item 13. Certain Relationships and Related Transactions..............   125

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K.................................   125

PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      Great Western Financial Corporation ("GWFC" or "the Company"), with consolidated assets of approximately $38.3 billion, is a savings and loan holding company organized in 1955 under the laws of the state of Delaware. The principal assets of the Company are the capital stock of Great Western Bank, a Federal Savings Bank ("GWB" or "the Bank") and Aristar, Inc. ("Aristar"). GWB is a federally chartered stock savings bank and conducts most of its retail banking through 440 offices located in California and Florida. Real estate lending operations are conducted directly by the Bank or by direct subsidiaries through 214 offices in 21 states with concentrations in California, Florida and Washington. Directly or through its subsidiaries, the Bank also engages in consumer finance, mortgage banking, and other related financial services. Aristar conducts consumer finance operations through 522 offices in 23 states, most of which operate principally under the names Blazer Financial Services or City Finance and provide direct installment loans and related credit insurance services and purchase retail installment contracts. For financial information concerning the Company's two principal lines of business, see Segment Data in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues on an unconsolidated basis has been dividends, interest and management fees from GWB. Dividends from Aristar are expected to be a greater source of revenue in future periods. Various statutory and regulatory restrictions and tax considerations, however, can limit, directly or indirectly, the amounts that may be paid by the Bank. For a discussion of dividend restrictions, see Regulation - Capital Requirements, Capital Distributions by GWB and Restrictions on Transactions with Affiliates.

      The operations of savings institutions are significantly influenced by general economic conditions, by the related monetary and fiscal policies of the federal government, and by the regulatory policies of financial institution regulatory authorities, including the Federal Reserve Board ("FRB"), the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending and other investment activities are affected by the demand for mortgage financing and consumer and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds. Weakening real estate markets during the past three years have resulted in reduced loan originations of adjustable rate mortgages ("ARMs"). In addition there has been deterioration in collateral values supporting real estate loans which impacted the valuation of the Company's loans and real estate and caused increases in nonperforming assets in 1992 and 1991. In 1993, the Company's program to accelerate its disposition of distressed assets resulted in a significant decline in nonperforming assets.

ACQUISITIONS

      Great Western Financial Corporation has grown in recent years through acquisitions. During 1993, the Company continued to acquire retail branches and deposits from the Resolution Trust Corporation ("RTC"). The transactions, which began in 1990, were primarily branch deposit acquisitions which complemented the California and Florida retail banking operations.

      In December 1993, GWB purchased certain assets and assumed certain liabilities from the RTC of HomeFed Bank, F.A., San Diego, California. As a result of the transaction, GWB acquired 119 branches with retail deposits of $4.1 billion. The deposits were acquired for a premium of $151 million.

      GWFC is frequently engaged in discussions with other financial institutions of various sizes in various locations throughout the United States and with governmental agencies regarding mergers or acquisitions. No assurance can be given that GWFC will complete any particular transaction.

      Additional information on specific acquisitions is summarized in Note 2 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data".


INTEREST RATE MARGINS

      GWFC's core operating results depend primarily on the margin between the income the Bank receives from interest earning assets and its cost of funds. The Bank now competes with commercial banks and other financial intermediaries for funds in a deregulated environment. For additional information see Lending and Customer Accounts below.

      The composition of the interest rate margin is shown in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      The following table shows the components of the change in net interest income for the years ended December 31, 1993, 1992 and 1991 that are included in the Consolidated Statement of Operations in "Financial Statements and Supplementary Data".

                                             Year Ended December 31
                                 ---------------------------------------------
(Dollars in millions)            1993 vs. 1992   1992 vs. 1991   1991 vs. 1990
                                 -------------   -------------   -------------

Mortgage-backed securities
  Rate (1)                           $ (47)          $ (49)          $ (21)
  Volume (2)                           (33)            (38)             56
  Rate/Volume (3)                        6               5              (4)
                                     -----           -----           -----
                                       (74)            (82)             31
                                     -----           -----           -----
Real estate loans
  Rate (1)                            (327)           (512)           (244)
  Volume (2)                            31             (56)            (52)
  Rate/Volume (3)                       (4)             10               4
                                     -----           -----           -----
                                      (300)           (558)           (292)
                                     -----           -----           -----
Consumer loans
  Rate (1)                             (17)              1               7
  Volume (2)                           (15)             39             (17)
  Rate/Volume (3)                        1               -               -
                                     -----           -----           -----
                                       (31)             40             (10)
                                     -----           -----           -----
Securities and other
  Rate (1)                               8             (17)            (41)
  Volume (2)                           (12)            (13)            (54)
  Rate/Volume (3)                       (1)              2              12
                                     -----           -----           -----
                                        (5)            (28)            (83)
                                     -----           -----           -----
Interest earning assets
  Rate                                (383)           (577)           (299)
  Volume                               (29)            (68)            (67)
  Rate/Volume                            2              17              12
                                     -----           -----           -----
                                      (410)           (628)           (354)
                                     -----           -----           -----
Customer accounts
  Rate (1)                            (325)           (667)           (288)
  Volume (2)                           (92)             50             279
  Rate/Volume (3)                       22             (17)            (40)
                                     -----           -----           -----
                                      (395)           (634)            (49)
                                     -----           -----           -----
Borrowings
  Rate (1)                             (71)            (13)            (69)
  Volume (2)                           121            (141)           (361)
  Rate/Volume (3)                      (26)              3              28
                                     -----           -----           -----
                                        24            (151)           (402)
                                     -----           -----           -----
Interest bearing liabilities
  Rate                                (396)           (680)           (357)
  Volume                                29             (91)            (82)
  Rate/Volume                           (4)            (14)            (12)
                                     -----           -----           -----
                                      (371)           (785)           (451)
                                     -----           -----           -----
Change in net interest income        $ (39)          $ 157           $  97
                                     =====           =====           =====
/TABLE

(1) The rate variance reflects the change in the average rate multiplied by the average balance outstanding during the prior period.

(2) The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.

(3) The rate/volume variance reflects the change in average rate multiplied by the change in the average balance outstanding.

(4) Nonaccrual loans and amortized deferred loan fees are included in the interest income calculations.


ASSET LIABILITY MANAGEMENT

      As noted above, net interest income is a critical component of GWFC's earnings. Therefore, asset liability management is of continuing importance to the profitability of the Company. Using its Asset Liability Management System, the sensitivity of interest variances is monitored using a model to measure the effects of various rates, maturities and growth assumptions. Through this process the Company is able to monitor the degree of interest rate responsiveness at any time.

      For information on interest earning assets and interest bearing liabilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".


LENDING

      A summary of GWFC's lending activities is set forth on pages 116 and 117, titled Loan Analysis in "Financial Statements and Supplementary Data".

      The Bank originates loans on existing residential property through district loan offices which utilize loan agents who are compensated principally on a commission basis. The value of the property as security for a loan is determined by qualified real estate appraisers. The Bank requires title insurance equal to the amount of the loan and fire and extended coverage insurance at least equal to the lesser of full replacement value or the loan amount on all real estate which it finances subject to any limitations imposed by state law.

      ARMs represent the principal real estate loan investment of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      Many ARMs have annual percentage limits on the maximum amount of interest change. In most cases, the interest rate charged on ARMs is lower in the introductory period, generally three months, than the rate which is charged thereafter and which is based on relevant indices. A significant portion of the ARM portfolio is subject to lifetime maximum interest rates ("caps") and minimum interest rates ("floors"). Because of declining interest rates and a reduction in the related indices, the rates on many mortgages have been reduced to their floor level. At December 31, 1993, $8.8 billion, or 31.7 percent, of ARMs had reached their floors.

      Payments generally are adjusted annually and, during certain intervals, negative amortization ("deferred interest") may occur. Amounts added to ARM loan balances as a result of deferred interest were $18 million, or .07 percent of such balances in 1993.

      The Bank generally does not make loans with loan-to-value ratios ("LTV") exceeding 90 percent. Federal laws and regulations restrict the nature, amount, terms and security for real estate loans which savings institutions may originate or purchase. Savings institutions are generally permitted to make real estate loans up to 100 percent of the appraised value of the real property securing the loan. If real estate loans with a LTV exceeding 100 percent are made, the portion of the loan exceeding the value of the property must be made under another source of investment authority, such as the authority to make unsecured loans. In addition, the board of directors of a savings institution is required to approve any real estate loan (other than a home loan) with a LTV exceeding 90 percent. The LTV of a home loan may exceed 90 percent only if private mortgage insurance is obtained with respect to that portion of the loan which exceeds 80 percent of the value of the property. Underwriting standards for loans with a LTV over 80 percent are more stringent than those with a LTV of 80 percent or less. These more stringent standards include higher credit quality, tighter documentation and additional internal review procedures.

      Effective March 19, 1993, depository institutions became subject to real estate lending standards which, with limited exceptions, require that the LTVs of real estate loans not exceed 65 percent for raw land, 75 percent for developed land, 80 percent for construction of commercial, multifamily and other nonresidential property, and 85 percent for one to four family residential property. Owner occupied one to four family and home equity loans are not subject to specific percentages, but to the extent the LTV exceeds 90 percent, the loan must have private mortgage insurance or be secured by readily marketable collateral.

      As of December 31, 1993 the contractual maturities of all loans and mortgage-backed securities were as follows:

                                                  Mortgage-backed
                              Real Estate Loans      Securities
                              -----------------  ----------------
                                          Fixed             Fixed
(Dollars in millions)           ARM        Rate      ARM      Rate   Consumer    Total
                                ---       -----      ---    ------   --------    -----
                                                        December 31, 1993
                            ---------------------------------------------------------

One year or less            $   581      $   55   $   32    $  218     $  833  $ 1,719
Over one to two years           437          60       34       223        530    1,284
Over two to three years         833          69       36       163        370    1,471
Over three to five years      1,577         147       79       114        150    2,067
Over five to ten years        3,374         482      242       153        191    4,442
Over ten to fifteen years     4,455         226      322       118        103    5,224
Over fifteen years           16,391         426   1,423         39         31   18,310
                            -------      ------  ------     ------     ------  -------
                            $27,648      $1,465  $2,168     $1,028     $2,208  $34,517
                            =======      ======  ======     ======     ======  =======


      For information about real estate loans and mortgage-backed securities ("mortgages") available for sale, mortgage sales and servicing income see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4, 5 and 6 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data".

      Federal savings institutions have consumer lending powers which permit the origination of unsecured as well as secured consumer loans for personal, family or household purposes, which together with investments in commercial paper and corporate debt securities, may not exceed 35 percent of the Bank's assets. The Bank makes unsecured consumer loans in the form of student educational loans, overdraft protection on checking accounts and other consumer loans. GWB also is actively involved in consumer finance through Great Western Financial Services, a division of the Bank. The Bank was well below the maximum allowable percentage. See discussion in Related Financial Services Activities following.

      Federal savings institutions are authorized to invest up to 400 percent of their capital in loans secured by nonresidential real property. GWB's loans secured by nonresidential real property at December 31, 1993 represented approximately 71 percent of its capital. In addition, federal savings institutions may also make secured and unsecured loans for commercial, corporate, business or agricultural purposes in a total amount of not more than 10 percent of the institution's assets. The Bank does not engage in this type of lending.


LOAN IMPAIRMENT

      The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") as of January 1, 1993. FAS 114 provides guidance on the measurement of impaired loans. GWFC measures impairment based primarily on the fair value of the loan's collateral.

      The recorded investment in loans for which impairment has been recognized in accordance with FAS 114 and the reserve for estimated losses related to such loans follows:

                                                               Reserve for
                                                      Loan       Estimated
(Dollars in thousands)                             Balance          Losses
                                                   -------    ------------
                                                      December 31, 1993
                                                   -----------------------
Real estate loans
  Residential
    Single-family                                 $ 37,047         $ 3,396
    Apartments                                     103,840          15,823
  Commercial
    Offices                                         52,553          10,067
    Retail                                          25,817           3,201
    Hotel/motel                                    108,320           5,025
    Industrial                                      17,157           2,614
    Other                                            3,021             441
                                                  --------         -------
                                                  $347,755         $40,567
                                                  ========         =======

      Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

NONPERFORMING ASSETS

      There are certain risks and uncertainties in originating loans. These pertain to credit, appraisals and other underwriting factors occurring in the loan portfolio subsequent to origination. Market risk has become increasingly important in the recent recessionary environment. These risks may result in loans becoming nonperforming assets.

      The increase in delinquencies and foreclosures of single-family properties has continued from 1991 into 1993. While delinquencies of single-family properties have declined during 1993, due in part to bulk asset sales, management expects increases in the earthquake affected areas in early 1994. Foreclosures continue to occur at historically high levels.

      Information regarding nonperforming assets, valuation reserves and loss provisions is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 5 and 7 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data".


INVESTMENT ACTIVITIES

      Income from securities and other short-term investments generally provides the largest source of interest income for GWFC after interest on mortgages and consumer loans. The Bank is required to maintain a specified minimum amount of liquid assets which may be invested in securities specified by regulations as qualifying liquidity. Liquidity in excess of legal requirements at December 31, 1993 was $429 million. Substantially all security investments are of investment grade.

      Dividends on Federal Home Loan Bank ("FHLBank" or "FHLB") stock are included in income on securities in the Consolidated Statement of Operations (see Note 9 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data").

      For information on the Company's securities portfolio, see Notes 1 and 3 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data".


CUSTOMER ACCOUNTS

      Customer accounts have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. Inflows to customer accounts historically have been related to general economic conditions. Rates offered on new accounts are primarily based on yields on Treasury securities and rates offered by competing financial institutions.

      For information on the Company's customer accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 11 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data".


BORROWINGS

      GWFC issued debt totaling $375 million in 1993 to facilitate the transfer of Aristar to GWFC from GWB. GWB borrows funds from many sources, including the FHLBank of San Francisco. In addition, both GWB and Aristar have issued commercial paper, medium-term notes and have entered into various borrowing agreements. Securities sold under agreements to repurchase have been a source of short-term funds.

      In February 1993, Standard and Poor's lowered its ratings on GWFC's senior debt to BBB+ and preferred depositary shares to BBB-, as a result of asset quality pressures from the continuing recession in California. Standard and Poor's also lowered GWB's ratings on senior debt to A-, subordinated debt to BBB+ and commercial paper to A-2. Although the debt ratings were downgraded by one level, the Company still enjoys the benefits of an investment grade rating.

      For information on the Company's borrowings see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 12 and 13 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data".


RELATED FINANCIAL SERVICES ACTIVITIES

      The principal non-depository business activities of GWFC are described below.

      CONSUMER FINANCE GROUP Consumer finance activities are highly regulated by federal and state laws of both general and specific applicability. Federal regulations relate primarily to fair credit practice matters. State regulations may include certain licensing requirements, which vary from state to state and may require periodic examination to verify compliance with, among other restraints, state interest rate and loan size limits. GWB also has industrial banks which conduct activities similar to those of consumer finance operations.

      OTHER ACTIVITIES GWFC and its direct and indirect subsidiaries also engage in related service businesses, including investment company advisor and administration activities, insurance operations, real estate development and other lines of business. GWFC and its direct and indirect subsidiaries in the future may also pursue other business opportunities, although no assurances concerning the timing or nature of such activities can be given.

COMPETITION AND OTHER MATTERS

      Competition for customer accounts comes principally from other savings institutions, commercial banks, money market funds, credit unions, corporations, governmental agencies and governmental debt securities, insurance companies, pension funds, and other investment media, many of which can offer investment alternatives. Many of these institutions also have nationwide retail networks.

       Competition in residential lending activities comes principally from other savings institutions, mortgage companies, commercial banks and, to a lesser degree, from finance companies, insurance companies, governmental agencies, pension funds and trusts, and sellers of properties.

      Competition in the provision of services being offered by GWFC and its subsidiaries and affiliates in consumer lending, investment company advisor and administration activities and other activities comes principally from the traditional providers of such services and from other financial institutions.


INFLATION

      While inflation has declined significantly during the past few years, the Company recognizes the adverse effects that inflation could bring to its financial position and operations and consequently monitors its effects closely.


REGULATION

Holding Company Regulation

      General The Company is a savings and loan holding company as a result of its control of GWB. As such it is subject to regulation, supervision, and examination by, and the reporting requirements of, the OTS and is governed by the savings and loan holding company provisions of the Home Owners' Loan Act.

      Restrictions on Activities A savings and loan holding company is prohibited, directly or indirectly, from obtaining control of a savings association or savings and loan holding company without the prior approval of the OTS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), permits the acquisition by a savings and loan holding company of up to 5 percent of the voting shares of a savings association or savings and loan holding company which is not one of its present affiliates. No director, officer, or controlling shareholder of the Company may, except with the prior approval of the OTS, acquire control of any savings association which is not a subsidiary of the Company.

      FIRREA empowers the OTS to impose restrictions when it determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of a holding company's subsidiary savings association. Thus, FIRREA confers on the OTS oversight authority for all holding company affiliates, not just the savings association. Specifically, the OTS may (i) limit the payment of dividends by a savings association; (ii) limit transactions between a savings association, the holding company and the subsidiaries or affiliates of either; and (iii) limit any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Any such limits will be issued in the form of a directive having the effect of a cease and desist order.


Regulation of Subsidiaries

      General Deposits in GWB and the Company's industrial banks are insured by the FDIC up to $100,000 and those institutions are regulated by the FDIC. GWB is a federally chartered institution which is also regulated by the OTS. The industrial banks are state chartered institutions which are regulated by state authorities in addition to being regulated by the FDIC. State laws specify the investments which these state institutions may make and the activities in which they may engage. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), however, insured state banks may not engage in activities not permissible for national banks unless the FDIC determines the activity will pose no significant risk to the insurance fund and the Bank complies with applicable capital standards.

      The Company's consumer finance subsidiaries are governed by state and federal laws. Federal laws relate primarily to fair credit practice matters. State laws set out applicable licensing requirements, provide for periodic examinations and establish maximum finance charges on credit extensions.

      The Company's insurance subsidiaries are governed by state law and the Company's securities brokerage and investment advisory subsidiaries are governed by federal and state laws relating to their operation, registration, capital and other matters.

      Qualified Thrift Lender FDICIA imposes revised requirements for qualification as a qualified thrift lender ("QTL"). The test requires that 65 percent of an association's "portfolio assets" (all assets except goodwill, intangibles, property used to conduct the thrift's business and certain liquid assets up to 20 percent of assets) consist of "qualified thrift investments" (including, subject to certain limits, residential mortgage and construction loans, home improvement and repair loans, mortgage-backed securities, home equity loans, FHLBank stock, Federal Savings and Loan

Insurance Corporation ("FSLIC"), FDIC, and RTC obligations, Residential Funding Corporation obligations, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation stock, consumer loans, certain small business loans and loans to construct or purchase or maintain churches, schools, nursing homes and hospitals, investments in residential housing-oriented service corporations, and 50 percent of mortgages originated and sold within 90 days). At December 31, 1993, the asset composition of GWB was substantially in excess of that required to qualify it to meet the QTL test.

      The following sanctions may apply as the result of failure of a savings association to remain a QTL: (i) required conversion of the savings association's charter to a bank charter; (ii) limitations on new investments and activities to those permissible for national banks; (iii) imposition of branching restrictions applicable to national banks; (iv) prohibitions on new advances to the savings association from its FHLBank; and (v) imposition of dividend restrictions applicable to national banks. Three years after a savings association ceases to be a QTL, it would be required to divest all investments and cease all activities not permissible for national banks and all FHLBank advances would have to be repaid in a prompt and prudent manner. In addition, a savings and loan holding company owning such an association would be required to register as a bank holding company.

      Deposit Insurance The FDIC maintains two separate funds - the Bank Insurance Fund ("BIF"), which insures the deposits of the industrial banks (the "Company's BIF-insured institutions"), and the Savings Association Insurance Fund ("SAIF") which insures the deposits of GWB.

      Under FDICIA, the FDIC was required to establish a system of risk-based deposit insurance premiums for BIF and SAIF members by no later than January 1, 1994. The legislation requires the FDIC to establish maximum rates and assessments so as to achieve the target ratio (at least 1.25 percent of estimated insured deposits) for each fund within specified periods of time. In addition, FDICIA permits the FDIC to impose one or more emergency special assessments.

      In September 1992, the FDIC adopted a transitional risk-related deposit insurance premium system which charges higher rates to those institutions which pose greater risks to the deposit insurance funds and lower rates to "well capitalized" institutions. The new system took effect on January 1, 1993 and contains premium increases that are intended to raise the reserves of the Bank Insurance Fund and the Savings Association Insurance Fund. Under the system a bank or thrift will pay within a range of .23 percent of domestic deposits to .31 percent of domestic deposits depending upon its risk classification. The current assessment rate for GWB is .26 percent of deposits for the first half of 1994. During 1993, the FDIC adopted a final rule to implement the permanent risk-based assessment system, effective January 1, 1994. The final rule uses the same assessment categories and rates as the transitional system.

      FIRREA requires insured depository institutions to reimburse the FDIC for any loss or anticipated loss to the FDIC that arises from a default of a commonly controlled insured depository institution or assistance provided to such an institution in danger of default. FIRREA provides that, for a period of five years from August 9, 1989, SAIF-insured members, such as GWB, shall have no liability to the FDIC for assistance to or losses incurred as a result of a default by a BIF-insured subsidiary acquired by GWFC prior to August 9, 1989. A like exemption is provided the Company's BIF-insured subsidiaries for assistance to or losses incurred as a result of a default by GWB.

      FIRREA generally imposes a five-year moratorium (from August 1989) on conversions from SAIF membership to BIF membership subject to certain exceptions. FDICIA, however, permits savings associations and banks to merge with each other with federal regulatory approval, so long as the resulting institution continues to pay proportionate assessments to each respective insurance fund until the moratorium expires. The legislation also permits a federal savings association to acquire or be acquired by any insured depository institution.

      Capital Requirements   Capital standards applicable to savings
associations consist of three components - a leverage ratio requirement, a tangible capital requirement and a risk-based capital requirement. All three components are required by FIRREA to be no less stringent than the corresponding requirements applicable to national banks, except that the risk-based capital requirement for savings associations may deviate to reflect interest-rate risk or other risks if such deviations do not, in the aggregate, result in materially lower levels of capital being required of savings associations than would be required under the risk-based capital standards applicable to national banks.

      The capital regulations contain special capital rules affecting savings associations with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings association's investment in and extensions of credit to subsidiaries engaged in activities not permissible for a national bank are, with certain exceptions, deducted from the savings association's capital. Until June 1994 a declining percentage (which was 75 percent until July 1992, 60 percent until July 1993, 40 percent until July 1994 and fully phased-in thereafter) of investments in and extensions of credit to subsidiaries which were engaged in activities not permissible for a national bank as of April 12, 1989 may be included in capital. However, on October 30, 1992, the OTS announced that it would allow savings institutions to apply to the OTS to receive an extension until July 1, 1994 on further deductions from regulatory capital for investments in subsidiaries. GWB filed an application with the OTS and received such an extension with respect to its property development subsidiaries until July
1, 1994, at which time the original phase-in schedule will be reinstituted until full phase-in as of July 1996. All or a portion of the assets and liabilities of each of a savings association's subsidiaries are generally consolidated with the capital and liabilities of the savings association for capital purposes unless all of the savings association's investments in and extensions of credit to such subsidiary are deducted from capital. At December 31, 1993, GWB's investments in and extensions of credit to such subsidiaries aggregated $65 million, of which $32 million was included in capital at December 31, 1993. The Bank has filed notice with the OTS of its intent to dividend its property development subsidiary to GWFC.

      The leverage ratio requirement requires a savings association to maintain "core capital" of not less than 3 percent of adjusted total assets. As mentioned below, it is expected that the OTS will adopt a stricter standard which has become applicable to banks and under which banks are required to maintain a core capital ratio of at least 3 percent and up to 5 percent depending upon their condition and the rating they have received from the applicable regulatory body. Under the current standard, "core capital" generally includes common equity, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, less certain intangible assets (including goodwill), plus qualifying supervisory goodwill and purchased mortgage servicing rights valued on a quarterly basis at not more than the lower of 90 percent of fair value, 90 percent of original cost or the current amortized book value. GWB's ratio at December 31, 1993 was 5.33 percent. GWB's fully phased-in ratio of "core capital" to adjusted total assets was 5.25 percent at December 31, 1993. Between January 1992 and January 1995, the amount of qualifying supervisory goodwill which may be included in core capital will be phased out. The Bank has no qualifying supervisory goodwill.

      The tangible capital requirement requires a savings association to maintain "tangible capital" in an amount not less than 1.5 percent of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including qualifying supervisory goodwill), plus purchased mortgage servicing rights, valued on a quarterly basis at not more than 90 percent of fair value. At December 31, 1993, GWB had a ratio of tangible capital to total adjusted assets of 5.33 percent. GWB's fully phased-in ratio of tangible capital to total adjusted assets was 5.25 percent at December 31, 1993.

      The risk-based capital requirements for savings associations are similar in many respects to the risk-based capital guidelines of the FRB, the Comptroller of the Currency and the FDIC. Among other things, the risk-based capital requirements provide that the capital ratio applicable to an asset will be adjusted to reflect the degree of credit risk associated with such asset and the asset base for computing a savings association's capital requirement will include off-balance sheet assets. The regulations require savings associations to maintain capital equal to 8 percent of risk-weighted assets. A savings association's supplementary capital may be used to satisfy the risk-adjusted capital ratios only to the extent of that association's core capital. At December 31, 1993, GWB had a ratio of capital to risk-based assets of 11.88 percent. The fully phased-in ratio of capital to risk-based assets for GWB was 11.69 percent at December 31, 1993.

      FDICIA requires the federal regulatory agencies to review the risk-based capital standards to ensure that they adequately address interest-rate risk, concentration of credit risk and risks from nontraditional activities. On August 31, 1993, the OTS amended its risk-based capital rules to incorporate interest-rate risk ("IRR") requirements. Effective January 1, 1994, a savings association is required to hold additional capital if it is projected to experience a 2 percent decline in "net portfolio value" in the event interest rates increase or decrease by two percentage points. Additional capital required is equal to one-half of the amount by which any decline in net portfolio value exceeds 2 percent of the savings association's total net portfolio value.

      A savings association which fails to meet the capital standards must submit to the OTS Director a business plan which describes the manner in which it proposes to increase its capital and the activities in which it will engage. Any increase in the association's assets must be met with a commensurate increase in the association's tangible capital and risk-based capital. As part of the submission of a capital plan, a savings association will be required to certify that during the pendency of its application for approval of its capital plan, it will adhere to certain asset growth restrictions, and will not make any capital distributions or engage in certain other prohibited or restricted activities. The OTS Director must, with certain limited exceptions, limit the asset growth of any such association. In addition, the OTS Director may issue a capital directive to such an association which may contain restrictions the OTS Director deems necessary or appropriate.

      Pursuant to FDICIA, the federal banking agencies have adopted regulations which became effective on December 19, 1992, and which establish a system of progressive constraints as capital levels decline at banks and savings institutions. The "prompt corrective action" rules classify banks and savings institutions into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized". Furthermore, FDICIA provides that under certain circumstances a federal banking agency may reclassify an institution to the next lower capital category based on supervisory information other than the capital levels of the institution. Pursuant to FDICIA, the OTS issued a final regulation effective December 19, 1992 under which a savings association is deemed to be "well capitalized" if it: (a) has a risk-based capital ratio of 10 percent or greater; (b) has a ratio of core capital to risk-adjusted assets of 6 percent or greater; (c) has a ratio of core capital to adjusted total assets of 5 percent or greater; and (d) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A savings association is deemed to be "adequately capitalized" if it is not "well capitalized" and: (a) has a risk-based capital ratio of 8 percent or greater;

(b) has a ratio of core capital to risk-adjusted assets of 4 percent or greater; and (c) has a ratio of core capital to adjusted total assets of 4 percent or greater (except that certain associations rated "composite 1" under the OTS's MACRO rating system may be adequately capitalized if their ratio of core capital to adjusted total assets is 3 percent or greater). GWB believes that it met the requirements to be "well capitalized" under the regulations in effect as of December 31, 1993.

      FDICIA also requires the appropriate federal banking agencies to take corrective action to restrict asset growth, acquisitions, branching and new business with respect to an "undercapitalized" institution and to take increasingly severe additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized". FDICIA also prohibits dividends and other capital distributions and the payment of management fees to a controlling person if, following such distribution or payment, the institution would fall within one of the three "undercapitalized" categories.

      FDICIA also requires an institution which is "undercapitalized" to submit a capital restoration plan for improving its capital to the appropriate federal banking agency. The holding company of such an institution must guarantee that the institution will meet its capital restoration plan, subject to certain limitations. If such a guarantee were deemed to be a commitment to maintain capital under the federal Bankruptcy Code, a claim under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third party creditors of the holding company.

      As a condition of prior regulatory approval of certain transactions, the Company has provided federal regulators with a commitment to maintain the regulatory net worth of GWB at the minimum required amount and, if necessary, to infuse sufficient additional capital to maintain such level. See Regulation - Capital Requirements.

      Under FDICIA, a bank or savings institution that is "significantly undercapitalized" is subject to severe restrictions on its activities, and may be required, among other things, to issue additional debt or stock, to sell assets or to be acquired by a depository institution holding company or combine with another depository institution if one or more grounds exist for appointing a conservator or receiver for the institution. A bank or savings institution that is "critically undercapitalized" will be subject, with certain exceptions, to the mandatory appointment of a conservator or receiver by the appropriate federal banking agency within 90 days after such institution becomes "critically undercapitalized". The effect of this provision is to increase significantly the circumstances in which a conservator or receiver may be appointed for an institution. In addition, a bank or savings institution that is "critically undercapitalized" is subject to more severe restrictions on its activities and on payment of subordinated debt, and may be prohibited, among other things, from entering into material investment, expansion, acquisition or disposition transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the institution's weighted average cost of funds. An institution will be considered to be "critically undercapitalized" if the institution has a ratio of "tangible equity" to total assets that is equal to or less than 2 percent.

      The FDIC has adopted a minimum core capital standard under which state nonmember banks are required to hold core capital consisting generally of common equity, minority interests in equity accounts of consolidated subsidiaries, and qualifying perpetual preferred stock, of at least 3 percent and up to 5 percent of total assets. Banks receiving the highest rating from the FDIC are permitted to maintain core capital of 3 percent of total assets, while less healthy banks are required to maintain core capital of 4 to 5 percent. A bank with core capital of less than 2 percent would be deemed to be in an unsafe and unsound condition. It is expected that the OTS will adopt a similar standard that will be applicable to savings associations.

      With respect to savings associations, the FDIC will use the core capital standard in determining whether to approve applications for deposit insurance, the right to exercise additional powers, or to merge or make acquisitions. The FDIC may also use the new standard in determining whether to take enforcement action against a savings association when an unsafe or unsound practice exists.

      The Company's BIF-insured institutions are required to have risk-based capital of 8 percent of risk-weighted assets, based on the credit risk deemed inherent in institutions' assets, including certain off-balance-sheet assets. In addition, core capital must be 4 percent of risk-weighted assets. At December 31, 1993, the industrial banks exceeded the required ratios.

      Capital Distributions by GWB The Company is a legal entity separate and distinct from the Bank and the Company's other subsidiaries. The primary source of the Company's revenues on an unconsolidated basis has been dividends from GWB. Various regulatory and tax considerations, however, limit directly or indirectly the amount of dividends GWB can pay. Should GWB distribute dividends in excess of the amount of its available earnings and profits (as determined for federal income tax purposes), such excess would be subject to federal income tax. At December 31, 1993, the Bank had approximately $658 million of retained earnings available for the payment of dividends without adverse tax consequences. Dividend payments are further restricted by regulations as discussed below.

      The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations established a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100 percent of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75 percent of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25 percent to 75 percent of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. An association subject to more stringent restrictions imposed by agreement may apply to remove the more stringent restrictions.

      The Company believes that GWB is a Tier 1 association. Notwithstanding the foregoing, the regulatory authorities have broad discretion to prohibit any payment of dividends and take other actions if they determine that the payment of such dividends would constitute an unsafe or unsound practice. Among the circumstances posing such risk would be a capital distribution by a Tier 1 or Tier 2 association whose capital is decreasing because of substantial losses. In addition, FDICIA prohibits dividends and other capital distributions if, following such distribution, the savings association would fall within one of three "undercapitalized" categories.
See Regulation - Capital Requirements.

      Community Reinvestment Act The Community Reinvestment Act ("CRA") requires each savings association to identify the communities it serves and the types of credit the association is prepared to extend within those communities. CRA also requires the OTS to assess the association's record of helping to meet the credit needs of its community and to take such assessment into consideration when evaluating applications for mergers, acquisitions and other transactions. A less than satisfactory CRA rating may be the basis for denying such applications.

      In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". Based on the most recent examination conducted in 1993, the Bank received a rating of "outstanding". The OTS and other federal bank regulatory agencies recently proposed revisions to the rules governing CRA compliance. The proposed rules are intended to simplify CRA compliance evaluations by establishing performance-based criteria.

      Restrictions on Transactions with Affiliates FIRREA imposes on savings associations the affiliate transaction restrictions contained in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to member banks. Such restrictions are also applicable to the industrial banks. In addition, a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Further, a savings association may not purchase or invest in securities issued by an affiliate other than a subsidiary. The OTS is authorized to impose more stringent restrictions on an association's affiliated transactions than those contained in Sections 23A and 23B.

      Subsidiary Investment Limits The amount which a federal savings bank may invest in service corporations and subsidiaries (whether in equity or debt of such corporations) is limited to an amount equal to 3 percent of assets, provided investments in excess of 2 percent of assets serve certain community purposes. The service corporation investment limit (for institutions like GWB which meet net worth and certain other requirements) is exclusive of an amount not to exceed 50 percent of net worth which may be invested in "conforming" (i.e., otherwise authorized) loans to service corporations. At December 31, 1993, GWB's aggregate investment in service corporations (exclusive of conforming loans of $49 million) was approximately .2 percent of its assets.

      Notice of Certain Activities FIRREA requires a savings association seeking to establish a new subsidiary, acquire control of an existing company (after which it would be a subsidiary), or conduct a new activity through a subsidiary, to provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to force a savings association to divest or terminate any activity that it determines is a serious threat to the financial safety, soundness or stability of such institution or is otherwise inconsistent with sound banking practices. In addition, the FDIC is authorized to determine whether any specific investment activity poses a threat to the SAIF and to prohibit any SAIF member from engaging directly in such activity, even if it is an activity that is a permissible investment for a federal savings association.

      Loans-to-One Borrower Limitations FIRREA conforms savings associations' loans-to-one borrower limitations to those applicable to national banks. The lending limits for national banks apply to all savings associations in the same manner and to the same extent as they now apply to national banks. Thus, savings associations generally are not permitted to make loans to a single borrower in excess of 15 percent of the association's unimpaired capital and surplus. It is not expected that this limitation will have any significant effect upon GWB's activities as currently conducted.

      Brokered Deposits A final rule adopted by the FDIC permits only "well capitalized" institutions to obtain brokered deposits. "Adequately capitalized" institutions may obtain brokered deposits if they receive a waiver from the FDIC. The rule adopted by the FDIC also prohibits institutions which are not "well capitalized" from soliciting deposits at rates significantly higher than prevailing rates.

      Liquidity OTS regulations require savings associations to maintain for each calendar month an average daily balance of liquid assets (including cash and certain time deposits, bankers' acceptances, specified corporate obligations and specified United States government, state government and federal agency obligations) of not less than 5 percent of the average daily balance of its net withdrawable deposit accounts (the amount of all deposit accounts less the unpaid balance of all loans made on the security of such accounts) and borrowings payable on demand or in one year or less. This liquidity requirement may be changed from time to time by the OTS within the range of 4 percent to 10 percent. OTS regulations also require each savings association to maintain for each calendar month an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) at an amount not less than 1 percent of the average daily balance of its net withdrawable accounts plus such short-term debt during the preceding calendar month. At December 31, 1993, the liquidity ratio of GWB was 6.81 percent and its short-term liquidity ratio was 2.57 percent which was in compliance with these requirements.

      Federal Home Loan Bank System GWB is a member of the FHLBank System, which consists of 12 regional Federal Home Loan Banks. It is required to acquire and hold shares of capital stock in the applicable FHLBank in an amount equal to the greater of 1 percent of the aggregate principal amount of its unpaid residential mortgages, one-twentieth of its outstanding advances and letters of credit from the FHLBanks or .3 percent of total assets as of the close of each calendar year.

      The FHLBank serves as a reserve or central bank for the member institutions within its assigned region. It makes advances (i.e. loans) to members in accordance with its established policies and procedures. The maximum amount of credit which the FHLBank will extend for purposes other than meeting withdrawals varies from time to time in accordance with its policies. The FHLBank interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLBank and the purpose of the borrowing.

      FIRREA requires the FHLBanks to contribute a significant amount of their reserves and up to $300 million a year in annual earnings to fund the principal and a portion of the interest payable on bonds issued to fund the resolution of failed savings associations. In addition, the statute provides that each FHLBank must transfer a percentage of its annual net earnings to a specified affordable housing program. As a result of these requirements, it is anticipated that the FHLBanks will pay reduced dividends with respect to their stock and that GWB will receive reduced dividends on such stock in the foreseeable future. As of December 31, 1993, GWB held $307 million of FHLBank stock and received dividends in the amount of $12.2 million in 1993 with respect to such stock.

      Federal Reserve Board Regulations Pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980, the FRB adopted regulations that require savings institutions to maintain reserves against their transaction accounts and nonpersonal time deposits. In December 1990, the FRB eliminated the reserve requirement on nonpersonal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. At December 31, 1993, balances at GWB totaled $259 million. The effect of this reserve requirement is to decrease an institution's available investment funds. Effective April 2, 1992, the FRB cut the reserve requirement on transaction accounts to 10 percent from 12 percent. Savings associations have authority to use various FRB services and to borrow from the Federal Reserve Bank's "discount window", but FRB regulations require them to exhaust all FHLBank sources before borrowing from a Federal Reserve Bank. In addition, FDICIA restricts the period during which discount advances may be outstanding to undercapitalized depository institutions. As a creditor and a financial institution, GWB is subject to additional regulations promulgated by the FRB, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation E (Electronic Funds Transfers Act), Regulation F (Interbank Liabilities), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act) and Regulation DD (Truth in Savings Act).

      Safety and Soundness Standards Pursuant to statutory requirements, the OTS issued a proposed rule on November 17, 1993 that prescribes certain "safety and soundness standards". The standards are intended to enable the OTS to address problems at savings associations before the problems cause significant deterioration in the financial condition of the association.
The proposed regulation provides operational and managerial standards for internal controls and information systems, loan documentation, internal audit systems, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The proposed regulation also requires a savings association to maintain a ratio of classified assets no greater than 100 percent of total capital and ineligible allowances. A minimum earnings standard is also included in the proposed regulation requiring earnings sufficient to absorb losses without impairing capital. Earnings are sufficient under the proposed regulation if the association meets applicable capital requirements and would remain in capital compliance if its net income or loss over the last four quarters of earnings continued over the next four quarters of earnings. An association that fails to meet any of the standards must submit a compliance plan. Failure to submit an acceptable compliance plan or to implement the plan could result in an OTS order or other enforcement action against the association.

      Real Estate Lending Standards The federal banking regulatory agencies, including the OTS, adopted final regulations, effective March 19, 1993, which require institutions to adopt written real estate lending policies that, among other things, must be consistent with guidelines adopted by the agencies. Among the guidelines adopted by the OTS and the other agencies are maximum loan-to-value ratios for land loans (65 percent); land development loans (75 percent); construction loans (80-85 percent); loans on owner-occupied 1-4 unit residential properties, including home equity loans (no specific required limit, but loans at or above 90 percent require private mortgage insurance or readily marketable collateral); and loans on other improved property (85 percent).

      The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's total capital, and the aggregate of nonconforming loans secured by real estate other than 1-4 unit residential properties should not exceed 30 percent of total capital.

      Classification of Assets Savings associations are required to classify their assets on a regular basis, to establish allowances for losses and report the results of such classification quarterly to the OTS. For additional information see Note 1 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data".

      With respect to classified assets, if the OTS concludes that additional assets should be classified or that the valuation allowances established by the savings association are inadequate, the examiner may determine, subject to review by the savings association's Regional Director, the need for and extent of additional classification or any increase necessary in the savings association's general or specific valuation allowances.

      A savings association is also required to set aside adequate valuation allowances to the extent that an affiliate holds assets posing a risk to the association. A savings association must also establish liabilities for off-balance-sheet items, such as letters of credit, when loss becomes probable and estimable.

      In August 1993, the OTS issued revised guidance for the classification of assets and a new policy on the classification of collateral-dependent loans (where proceeds from repayment can be expected to come only from the operation and sale of the collateral). With limited exceptions, effective September 30, 1993, for troubled collateral-dependent loans where it is probable that the lender will be unable to collect all amounts due, an association must classify as "loss" any excess of the recorded investment in the loan over its "value", and classify the remainder as "substandard". The "value" of a loan is either the present value of expected future cash flows, the loans' observable market price or the fair value of the collateral.

      On December 21, 1993, the federal banking agencies, including the OTS, issued an interagency policy statement on the allowance for loan and lease losses (the "Policy Statement"). The Policy Statement requires that federally-insured depository institutions maintain an allowance for loan and lease losses ("ALLL") adequate to absorb credit losses associated with the loan and lease portfolio, including all binding commitments to lend. Given the appropriate facts and circumstances as of the evaluation date, the Policy Statement defines an adequate ALLL as a level that is no less than the sum of (1) for loans and leases classified as substandard or doubtful, credit losses over the remaining effective lives of such loans and leases;
(2) for loans and leases that are not classified, all estimated credit losses forecasted for the upcoming twelve months; and (3) amounts for estimated losses from transfer risk on international loans. Additionally, an adequate level of ALLL should reflect an additional margin for imprecision inherent in most estimates of expected credit losses.

     The Policy Statement also provides guidance to examiners in evaluating the adequacy of the ALLL. Among other things, the Policy Statement directs examiners to check the reasonableness of ALLL methodology by comparing the reported ALLL against the sum of (1) 50 percent of the portfolio that is classified doubtful, (2) 15 percent of the portfolio that is classified substandard; and (3) for the portions of the portfolio that have not been classified (including those loans and leases designated special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date (based on the institution's average annual rate of net charge-offs experienced over the previous two or three years on similar loans and leases, adjusted for current conditions and trends).

      The Policy Statement specifies that the amount of ALLL determined by the sum of the amounts above is neither a floor nor a "safe harbor". However, it is expected that examiners will review a shortfall relative to this amount as indicating a need to more closely review management's analysis to determine whether it is reasonable, supported by the weight of reliable evidence and that all relevant factors have been appropriately considered.

TAXATION

      Under the Internal Revenue Code, chartered savings institutions that meet certain definitional tests and conditions are allowed federal income tax deductions for additions to bad debt reserves. Such additions may be determined under the experience method or the percentage of taxable income method. In order to retain the special bad debt reserve treatment, savings associations must maintain 60 percent or more of their assets in certain qualifying assets, consisting of some of the same assets as in the QTL test, as well as other assets. GWB has met all tests for all applicable years.

      If in some future year the Bank either fails the QTL test and converts to a bank charter or fails to meet the tax asset test, it would be ineligible to obtain a bad debt deduction under the reserve method and may be required to recapture its existing tax bad debt reserves.

      In 1993, GWB paid dividends totaling $501 million to GWFC, which included the book value of Aristar of $369 million. Future dividends by GWB are subject to certain tax restrictions in addition to regulatory and other considerations. Retained earnings that have not been subject to federal income tax, because of the above bad debt deduction, are not available for dividends or any other distribution, including one made on dissolution or liquidation, without the payment of federal income taxes. Further, at December 31, 1993, GWB's limitations on capital distributions would have restricted the payment of dividends before untaxed retained earnings were reached.

      Notes 1, 14, and 16 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data", present the accounting implications for income taxes.


EMPLOYEES

      GWFC employed 17,029 persons at December 31, 1993. Employees are not represented by a union or collective bargaining group and GWFC considers its employee relations to be satisfactory. Employees are provided retirement, savings incentive and other benefits, including life, health and accident and hospital insurance.


ITEM 2.  PROPERTIES

      The executive offices of both GWFC and GWB are located in the home office building owned by GWB at 9200 Oakdale Avenue, Chatsworth, California. GWFC owns approximately 45 percent of the 6.1 million square feet in which its headquarters, administrative and branch offices are located throughout several states, including California and Florida.

      See Note 10 of the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data", for information on properties, leases and property operations.


ITEM 3.  LEGAL PROCEEDINGS

      GWFC and its subsidiaries are parties from time to time in litigation arising in the normal course of business.

      In the opinion of the management of GWFC, after consultation with various law firms representing it and its subsidiaries in such matters, the outcome of currently pending actions in which it or any of its subsidiaries is a party will not have a material effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

      The following information appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data".

      (a)  Market and market prices of the common stock - pages 122, 123 and
           124

      (b)  Approximate number of common security holders - pages 122, 123 and 124

      (c)  Common stock dividend history and restrictions - pages 122, 123 and 124

      (d)  Common stock dividend policy - pages 49, 103, 104 and 105

ITEM 6.  SELECTED FINANCIAL DATA


FIVE-YEAR SUMMARY

(Dollars in thousands, except per share)                         1993          1992          1991          1990          1989
                                                                 ----          ----          ----          ----          ----
Summary of Operations
Interest income                                           $ 2,680,784   $ 3,091,093   $ 3,718,796   $ 4,073,085   $ 3,667,441
Interest expense                                            1,297,930     1,668,731     2,453,540     2,905,134     2,711,677
                                                          -----------   -----------   -----------   -----------   -----------
Net interest income                                         1,382,854     1,422,362     1,265,256     1,167,951       955,764
Provision for loan losses                                     463,000       420,000       149,900       285,000       232,000
                                                          -----------   -----------   -----------   -----------   -----------
Net interest income after provision
  for loan losses                                             919,854     1,002,362     1,115,356       882,951       723,764
Other income                                                  202,072        62,856       233,857       138,793       130,607
Operating and administrative expenses                       1,029,879       969,706       843,783       746,070       639,976
                                                          -----------   -----------   -----------   -----------   -----------
Earnings before taxes on income                                92,047        95,512       505,430       275,674       214,395
Federal and state taxes on income                              30,000        41,600       207,300       148,600       114,300
Accounting changes                                                  -        31,094             -             -             -
                                                          -----------   -----------   -----------   -----------   -----------
Net earnings                                              $    62,047   $    85,006   $   298,130   $   127,074   $   100,095
                                                          ===========   ===========   ===========   ===========   ===========

Summary of Financial Condition
Cash and securities                                       $ 1,846,780   $ 1,660,485   $ 1,397,529   $ 1,819,823   $ 1,889,771
Loans receivable and mortgage-backed
  securities                                               33,850,799    33,752,661    35,115,730    34,767,295    33,186,973
Real estate                                                   434,077     1,153,383     1,123,043       960,815       513,371
Other assets                                                2,216,704     1,872,657     1,963,326     1,857,874     1,586,237
                                                          -----------   -----------   -----------   -----------   -----------
Total assets                                               38,348,360    38,439,186    39,599,628    39,405,807    37,176,352
                                                          ===========   ===========   ===========   ===========   ===========

Customer accounts                                          31,531,563    30,908,665    30,570,368    29,649,038    23,784,286
Borrowings and debentures                                   3,479,341     4,151,052     5,592,453     6,539,388    10,275,161
Other liabilities                                             914,055       929,735     1,115,747     1,207,539     1,128,600
Stockholders' equity                                        2,423,401     2,449,734     2,321,060     2,009,842     1,988,305
                                                          -----------   -----------   -----------   -----------   -----------
Total liabilities and equity                              $38,348,360   $38,439,186   $39,599,628   $39,405,807   $37,176,352
                                                          ===========   ===========   ===========   ===========   ===========

Per Common Share Data
Fully diluted earnings                                    $       .28   $       .53   $      2.24   $       .99   $       .78
Dividends                                                         .92           .91           .87           .83           .79
Stock price - high                                             20 3/8        19 3/4        20 7/8        20 1/2        24 5/8
            - low                                              15 5/8            13        11 1/4         8 3/4        14 5/8
Year-end closing price                                             20        17 1/2            18        12 1/4        17 1/2
Stockholders' equity                                            16.05         16.48         17.01         15.64         15.48
Earnings rate of return on stockholders' equity                 2.53%         3.50%        13.73%         6.19%         4.95%
Price earnings ratio                                              71            33             8            12            22
Dividend rate of return                                          4.6%          5.2%          4.8%          6.8%          4.5%
Dividend rate as a percent of earnings                         328.6%        171.7%         38.8%         83.8%        101.3%

At Year End
Average equity to average assets                                 6.5%          6.2%          5.5%          5.2%          5.7%
Return on average assets                                         .16%          .22%          .75%          .32%          .28%
Number of common shares issued                           132,616,172   130,814,018   128,875,761   128,536,888   128,436,710
Number of beneficial and record stockholders                  55,469        42,332        33,662        34,075        33,874
Number of employees                                           17,029        16,016        14,786        14,057        12,791
Number of offices                                              1,180         1,101         1,095         1,222         1,120
/TABLE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Great Western Financial Corporation reported consolidated net earnings of $62 million, or $.28 per share, for the year ended December 31, 1993, compared with $85 million, or $.53 per share, for 1992 and $298 million, or $2.24 per share, for 1991. Earnings before taxes and accounting changes in 1993 were $92 million compared with $95.5 million in 1992 and $505 million in 1991. Earnings in 1993 were again affected by higher loss provisions on real estate loans and real estate, including $150 million related to four bulk sales of $659 million of troubled real estate assets completed in the second half of 1993.

      Provisions for losses on loans and real estate in 1993, 1992 and 1991 were $555 million, $640 million and $171 million, respectively. The provision for loan losses in 1993 was affected by the significant increases in 1-4 unit residential loan ("single-family" or "SFR") charge-offs. Single-family foreclosures continued to rise in 1993 reflecting high unemployment, slow economic activity and falling housing prices, particularly in California, which is the Company's primary market. In 1992 and 1991, the loss provisions were the result of specific write-downs of major properties and increases to general loss reserves. The weak economic conditions and a continued oversupply of commercial space have also resulted in a further decrease in the value of such real estate, as appraisals continue to reflect the economic decline. The provision for estimated losses included an increase in general loan loss reserves for both the higher foreclosure level and the loss experience applied to single-family delinquencies.

      While the past two years have been adversely affected by the general economic condition and declining asset levels, the Company's core business performance remains viable. Net interest income for 1993 was $1.38 billion compared with $1.42 billion in 1992 and $1.27 billion in 1991. The 1993 decrease in net interest income was the result of both a slightly narrower net interest margin and a lower level of average interest earning assets.
In both 1992 and 1991, the effect of an increase in the net interest margin, partially a result of falling interest rates, more than offset a small decline in average interest earning assets. In a declining interest rate environment, borrowing costs decline more swiftly than rates charged on ARMs, thereby improving net interest margins. Should interest rates begin to increase, it is anticipated that the net interest margin will contract and net interest income will decline without asset growth.

      As a result of the high level of provisions for losses in 1993 and 1992, the returns on average assets and average equity have been disappointing. The components of the ratio to average assets follow:

                                             Year Ended December 31
                                 --------------------------------------------
Ratio to Average Assets              1993     1992     1991     1990     1989
                                     ----     ----     ----     ----     ----

Net interest income                  3.64%    3.66%    3.19%    2.94%    2.69%
Other income                          .77      .73      .64      .50      .55
Less:  Operating expenses           (2.71)   (2.50)   (2.13)   (1.90)   (1.80)
        Provisions for losses       (1.46)   (1.64)    (.43)    (.85)    (.84)
                                    -----    -----    -----    -----    -----
Income before taxes and
  accounting changes                  .24      .25     1.27      .69      .60
Taxes                                (.08)    (.11)    (.52)    (.37)    (.32)
Accounting changes                      -      .08        -        -        -
                                    -----    -----    -----    -----    -----
Return on average assets              .16%     .22%     .75%     .32%     .28%
                                    =====    =====    =====    =====    =====
Return on average equity             2.53%    3.50%   13.73%    6.19%    4.95%
                                    =====    =====    =====    =====    =====

     The following summarizes the contribution to net earnings from the principal business units:

                                                   Year Ended December 31
                                                 -------------------------
(Dollars in millions)                            1993       1992      1991
                                                 ----       ----      ----

Banking operations                               $  5       $ 45      $257
Consumer finance operations                        57         40        41
                                                 ----       ----      ----
                                                 $ 62       $ 85      $298
                                                 ====       ====      ====

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

      As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". FAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment should be recorded through a valuation allowance.

      As of December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Investments in debt and equity securities for which the Company has the positive intent and ability to hold to maturity are recorded at amortized cost. All other investments are classified as available for sale and recorded at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity. The Company has no trading portfolio as defined by FAS 115.

      The presentation of this information is included below and in the Notes to Consolidated Financial Statements in "Financial Statements and
Supplementary Data".


INTEREST EARNING ASSETS

      Interest earning assets primarily comprise real estate loans and mortgage-backed securities, consumer finance loans and marketable securities. Average interest earning assets declined 1 percent in 1993 after decreases of 3 percent in 1992 and 1 percent in 1991.

      ARMs on residential property continue to be the primary lending product. The demand for this product is a primary factor governing asset growth. As a result of the recession, the real estate lending market continued to decline for property sales throughout the past three years, but it was supported by heavier refinance activity during 1992 and 1993. The low interest-rate environment kept adjustable rate lending under extreme pressure. ARMs comprised 62 percent of real estate loans originated in 1993 compared with 54 percent in 1992 and 68 percent in 1991. Loans originated at fixed rates, which comprised the remainder of the volume, were sold to others to minimize portfolio interest-rate risk; however, this limited asset growth. Much of the fixed-rate lending resulted from the active refinance market. Refinance activity comprised 64 percent of real estate lending in 1993 compared with 65 percent in 1992 and 51 percent in 1991.

      The mix of interest earning assets continued to reflect a rising concentration of single-family loans. The SFR portfolio represented 72 percent of total interest earning assets at year-end 1993 compared with 71 percent at year-end 1992 and 70 percent at year-end 1991. This trend is the result of Great Western's decision, in 1987, to discontinue commercial real estate lending except to finance the sale of foreclosed properties. The increase in the percentage of single-family loans should continue in 1994. The following table shows the shift in the composition of interest earning assets:


                                               December 31
                                ------------------------------------------------
                                1993       1992       1991       1990       1989
                                ----       ----       ----       ----       ----
Loans receivable
  Single-family                 71.7%      71.2%      70.4%      68.2%      66.7%
  Apartments                     5.1        5.4        5.7        6.1        7.0
  Commercial                     4.4        4.4        4.8        5.4        7.9
  Consumer                       6.2        6.6        6.6        5.7        5.6
                               -----      -----      -----      -----      -----
                                87.4       87.6       87.5       85.4       87.2
Mortgage-backed securities       8.9        8.9        9.7       10.8        8.8
Securities                       2.9        2.6        2.0        3.0        3.3
Investment in FHLB stock          .8         .9         .8         .8         .7
                               -----      -----      -----      -----      -----
                               100.0%     100.0%     100.0%     100.0%     100.0%
                               =====      =====      =====      =====      =====


      The following table summarizes the real estate loan portfolio as of December 31, 1993 by security type and year of origination:

(Dollars in millions)          SFRs   Apartments   Commercial      Total
                               ----   ----------   ----------      -----
Year of Origination
1993                        $ 5,462       $   50       $  106    $ 5,618
1992                          4,234           70           87      4,391
1991                          3,357           31           16      3,404
1990                          4,481           49           28      4,558
1989                          3,511          151           28      3,690
Prior to 1989                 4,665        1,463        1,324      7,452
                            -------       ------       ------    -------
                            $25,710       $1,814       $1,589    $29,113
                            =======       ======       ======    =======

      The tables on pages 112, 117, and 118 in "Financial Statements and Supplementary Data" present additional data on the interest earning asset portfolio.


INTEREST BEARING LIABILITIES

      Interest bearing liabilities comprise retail and wholesale customer accounts and borrowings.

      Customer account growth totaled $623 million in 1993, or 2 percent of the beginning balance, compared with $338 million, or 1 percent, in 1992 and $921 million, or 3 percent, in 1991. The 1993, 1992 and 1991 increases included approximately $4.4 billion, $2.2 billion and $2.9 billion, respectively, in retail deposits from several acquisitions, primarily from the RTC. Since 1990, Great Western has concentrated on increasing transaction account balances while certificates of deposit declined and were not renewed in many instances because of lower interest rates. The following table shows the shift in interest bearing liabilities:

                                               December 31
                               -----------------------------------------
                                1993     1992     1991     1990     1989
                                ----     ----     ----     ----     ----

Customer accounts
  Retail accounts
    Term                        50.2%    50.1%    55.2%    56.7%    46.1%
    Transaction                 38.2     36.1     26.4     19.2     16.0
  Wholesale accounts             1.7      2.0      2.9      6.0      7.8
                               -----    -----    -----    -----    -----
                                90.1     88.2     84.5     81.9     69.9
Borrowings                       9.9     11.8     15.5     18.1     30.1
                               -----    -----    -----    -----    -----
                               100.0%   100.0%   100.0%   100.0%   100.0%
                               =====    =====    =====    =====    =====

/TABLE

      The following table shows the components of the change in customer account balances:

                                               December 31, 1993
                              ----------------------------------------------
 (Dollars in millions)           1993      1992      1991      1990     1989
                                 ----      ----      ----      ----     ----
Transaction
  Demand accounts             $   314   $   802   $   348   $    95   $ (117)
  Money market and other
    transaction accounts         (511)     1,301    1,564       394      (62)
Certificates of deposit        (3,179)    (3,657)  (2,645)    1,193    1,444
Wholesale accounts                (95)      (366)  (1,129)     (467)     403
                              -------   -------   -------   -------   ------
                               (3,471)   (1,920)   (1,862)    1,215    1,668
Acquisitions of California
  deposits                      4,420       469     2,080        50        -
Acquisitions of Florida
  deposits                          -     1,773     1,870     6,976       68
Withdrawals of high-rate
  accounts included in
  acquisitions                      -         -    (1,055)   (2,426)       -
Other purchase and sale
  activity                       (326)       16      (112)       50     (159)
                              -------   -------   -------   -------   ------
                              $   623   $   338   $   921   $ 5,865   $1,577
                              =======   =======   =======   =======   ======


      Transaction account growth is a principal objective of deposit activity. In 1993, transaction accounts declined $197 million after increases of $2.1 billion in 1992 and $1.9 billion in 1991. The low rates offered on money market accounts in 1993 have prompted customers to seek alternative investments with higher yields. Transaction accounts now comprise 43 percent of total customer deposits compared with 42 percent at year-end 1992 and 32 percent at year-end 1991. These balances include 21 percent, 23 percent and 18 percent, respectively, in money market accounts which were more popular with customers than certificates of deposit in 1993, 1992 and 1991.

      Certificates of deposit have declined over the last three years due to the low interest rates offered on such accounts. A portion of the 1993 decrease in certificates of deposit was the withdrawal of $1.6 billion of deferred compensation accounts, which included $1.3 billion from the State of California. The Company chose to reduce the interest rate offered on these accounts due to other funding opportunities, which reduced the overall cost of funds, thereby increasing the net interest spread, net interest income and net income.

      Wholesale accounts, which are able to be used as an alternative source of lendable funds, totaled $588 million at December 31, 1993 and have continued to run off during the past three years. The balance of wholesale accounts at year-end 1993 comprised 1.9 percent of total deposits. Wholesale accounts totaled $683 million at year-end 1992 and $1 billion at year-end 1991. Wholesale account activity will fluctuate depending upon the need for funding sources for asset growth.

      Borrowings, other than customer accounts, totaled $3.5 billion at December 31, 1993 compared with $4.2 billion at December 31, 1992 and $5.6 billion at December 31, 1991. Borrowings have not been a significant factor in funding new lending during the past three years as a result of customer deposit acquisitions. At December 31, 1993, customer accounts comprised 90 percent of interest bearing liabilities, compared with 88 percent and 85 percent at year-ends 1992 and 1991, respectively.

      The tables on pages 113, 114 and 115 in "Financial Statements and Supplementary Data" present a detailed composition of borrowings and customer accounts.


NET INTEREST INCOME AND NET INTEREST MARGIN

      Net interest income was $1.38 billion in 1993 compared with $1.42 billion in 1992 and $1.27 billion in 1991. For the year 1993, the average net interest margin was 3.79 percent compared with 3.89 percent for 1992 and
3.33 percent for 1991. Net interest income and net interest margin are the two primary measures of core earnings strength. The average net interest margin contracted in 1993 as market rates generally stabilized and the Company's margin was less affected by the ARM repricing lag.

      Great Western offers two primary adjustable rate mortgage products: one is tied to the Federal Cost of Funds Index ("FCOFI"), and the other is tied to the 11th District Federal Home Loan Bank's ("FHLB") Cost of Funds Index ("COFI"). The FCOFI is tied to two components of the federal government's cost of funds - the monthly average interest rate on all marketable Treasury bills and the monthly average interest rate on all marketable Treasury notes. Customer acceptance of either product depends upon the relationship of the index and initial offering rates. The interest differential over the appropriate index is approximately 20 to 25 basis points lower for FCOFI loans than COFI loans. The COFI ARM was the primary mortgage instrument in 1993 and the FCOFI ARM was the product of choice by the customer in 1992.

      The cost of funds of GWB relative to COFI and FCOFI is shown as follows:

                                                                      GWB Cost of
                                                                   ----------------
                              GWB Cost                              Funds Less Than
                              of Funds       COFI      FCOFI       COFI       FCOFI
                              --------       ----      -----       ----       -----

December 31, 1993                3.319%     3.879%     4.892%      .560%      1.573%
September 30, 1993               3.395      3.881      4.966       .486       1.571
June 30, 1993                    3.490      4.050      5.064       .560       1.574
March 31, 1993                   3.654      4.245      5.222       .591       1.568
December 31, 1992                3.730      4.432      5.384       .702       1.654
December 31, 1991                5.667      6.245      6.776       .578       1.109



      Both FCOFI and COFI ARMs lag changes in market rates by approximately two months. In a rising rate environment, the cost of short-term liabilities will increase ahead of the ARMs; whereas, in a declining rate environment, net interest income and net interest margins increase during the lag period. The repricing lag in the declining rate environment added approximately eight basis points in 1993, 24 basis points in 1992 and 23 basis points in 1991 to the effective net interest margin. With the ARM, there is little of the long-term interest-rate risk that is associated with fixed-rate lending.

      The Company currently originates ARMs for its own portfolio and originates fixed-rate residential loans for sale in the secondary market.
In 1991, Great Western commenced a short-term hedge contract program for the fixed-rate commitment period to protect against rate fluctuations on the commitments to fund fixed-rate loans. Hedge contracts are recorded at cost. Fixed-rate lending totaled $3.4 billion in 1993, $4.2 billion in 1992 and $2.5 billion in 1991. Sales of these mortgages totaled $3.1 billion in 1993, $4.1 billion in 1992 and $2.1 billion in 1991. Total mortgage sales in 1993 were $3.6 billion, which included $473 million of distressed asset bulk sales, compared with $4.2 billion in 1992 and $2.5 billion in 1991. Nearly all mortgage sales, excluding bulk sales, were loans originated for sale or held as available for sale. At December 31, 1993, the Company serviced for others $12.3 billion in mortgages with a loan servicing spread of 42 basis points compared with $13.1 billion at December 31, 1992 with a loan servicing spread of 34 basis points and $12.8 billion at December 31, 1991 with a loan servicing spread of 48 basis points.

      Loans available for sale are valued at the lower of cost or market.
As of December 31, 1993, $320 million of real estate loans, primarily fixed-rate loans, were designated as available for sale. Gains of $23.7 million in the real estate loan portfolio were recognized. Unrecognized gains on real estate loans available for sale totaled $8 million at year end. Mortgage-backed securities and other securities available for sale are carried at fair value. At December 31, 1993, $2.6 billion in mortgage-backed securities, primarily ARM securitized products, were designated as available for sale. Sales of mortgage-backed securities available for sale in 1993 resulted in realized gains of $1.1 million and no realized losses. Gains and losses are calculated on the specific identification method. Securities available for sale at the end of 1993 had a fair value of $871 million.
Gains recognized during the year totaled $254,000.

      Great Western monitors asset and liability maturities and reviews exposure to interest-rate risk, giving consideration to interest-rate trends and funding requirements. The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $3.1 billion at December 31, 1993. This compared with $5.1 billion and $2.9 billion at December 31, 1992 and 1991, respectively.

                                                                     Maturity/Rate Sensitivity
                                          ---------------------------------------------------------------
December 31, 1993                                          % of   Within                             Over
(Dollars in millions)                     Rate   Balance  Total   1 year  1-5 years  5-15 years  15 years
                                          ----   -------  -----   ------  ---------  ----------  --------

Interest Earning Assets
Securities                                4.66%  $ 1,027      3  $ 1,027    $     -      $    -     $   -
Mortgage-backed securities                5.93     3,196      9    2,677        519           -         -
Investment in FHLB stock                  3.90       307      1        -          -           -       307
Loans receivable
  Real estate
    Adjustable rate                       6.83    27,648     77   25,924      1,724           -         -
    Fixed-rate
       Short-term                         8.68       553      2      244        283          26         -
       Long-term                          8.62       912      2      519        393           -         -
  Consumer                               15.69     2,208      6      520      1,340         271        77
                                         -----   -------    ---  -------    -------      ------     -----
                                          7.28    35,851    100   30,911      4,259         297       384
                                         -----   -------    ---  -------    -------      ------     -----
Interest Bearing Liabilities
Customer accounts
  Regular savings                         2.04     2,146      6    2,146             -        -         -
  Checking and limited access             1.73    11,232     32   11,232             -        -         -
  Wholesale transaction                      -       173      1      173             -        -         -
  Term accounts                           4.12    17,981     51   13,125      4,846          10         -
                                         -----   -------    ---  -------    -------      ------     -----
                                          3.10    31,532     90   26,676      4,846          10         -
Borrowings
  Federal Home Loan Bank                  5.83       306      1      233         73           -         -
  Other                                   7.48     3,173      9    1,006      1,064       1,051        52
Impact of interest rate swaps                -         -      -     (109)       109           -         -
                                         -----   -------    ---  -------    -------      ------     -----
                                          3.52    35,011    100   27,806      6,092       1,061        52
                                         -----   -------    ---  -------    -------      ------     -----

Excess of Interest Earning Assets
  over Interest Bearing Liabilities
  at December 31, 1993                    3.76%  $   840         $ 3,105    $(1,833)     $ (764)    $ 332
                                         =====   =======         =======    =======      ======     =====
Excess of Interest Earning Assets
  over Interest Bearing Liabilities
  at December 31, 1992                    4.09%  $   551         $ 5,126    $(4,216)     $ (711)   $  352
                                         =====   =======         =======    =======      ======    ======


                                                              December 31
                                                            -------------
Calculation of Adjusted Margin                              1993      1992
                                                            ----      ----
Unadjusted margin                                           3.76%     4.09%
Benefit of net interest earning assets                       .08       .07
                                                            ----      ----
Adjusted Margin                                             3.84%     4.16%
                                                            ====      ====

      The following table shows the year-end interest-rate margins and the components used in the margin calculation, reflecting the trends during the past five years:


                                                   December 31
                                  ------------------------------------------------
                                  1993       1992       1991       1990       1989
                                  ----       ----       ----       ----       ----

Average Yield on
Loans                             7.54%      8.32%      9.84%    11.01%    11.43%
Mortgage-backed securities        5.93       7.08       8.63       8.92       9.68
Securities                        4.49       4.07       6.24       7.87       8.76
                                 -----      -----      -----      -----      -----
Earning assets                    7.28       8.06       9.62      10.67      11.19
                                 -----      -----      -----      -----      -----
Average Cost of
Customer accounts                 3.10       3.48       5.34       7.40       7.73
Borrowings                        7.34       7.60       7.69       9.16       9.21
                                 -----      -----      -----      -----      -----
Cost of funds                     3.52       3.97       5.70       7.72       8.18
                                 -----      -----      -----      -----      -----
Net Interest Margin               3.76%      4.09%      3.92%      2.95%      3.01%
                                 =====      =====      =====      =====      =====


      Because the effective yield is subject to varying interest rates during the year and also is affected by the loss of interest on nonaccrual loans, the following table on net interest income shows the average monthly balances, interest income and interest expense, and effective average rates by asset and liability component. This table also reflects the yield which results because of the benefit of interest earning assets exceeding interest bearing liabilities.

                                              Year Ended                 Year Ended                Year Ended
                                           December 31, 1993          December 31, 1992         December 31, 1991
                                       ------------------------  -------------------------  ------------------------
                                       Average          Average  Average          Average   Average          Average
(Dollars in millions)                  Balance Interest    Rate  Balance Interest    Rate   Balance Interest    Rate
                                       ------- -------- -------  ------- -------- -------   ------- -------- -------
Interest earning assets
  Securities                           $   897   $   68    7.60% $ 1,075   $   73    6.84%  $ 1,234   $  101    8.18%
  Mortgage-backed securities             2,958      186    6.27    3,390      260    7.67     3,818      342    8.96
  Loans receivable
    Real estate                         29,439    2,042    6.94   29,045    2,342    8.06    29,621    2,900    9.79
    Consumer                             2,263      385   17.02    2,343      416   17.74     2,121      376   17.71
                                       -------   ------   -----  -------   ------   -----   -------   ------   -----
    Total interest earning assets       35,557    2,681    7.54   35,853    3,091    8.62    36,794    3,719   10.11
Other assets                             2,453                     2,985                      2,861
    Total assets                       $38,010                   $38,838                    $39,655
                                       =======                   =======                    =======

Interest bearing liabilities
  Customer accounts
    Term accounts                      $16,378      693    4.23  $19,619    1,022    5.21   $21,742    1,573    7.23
    Transaction accounts                12,712      246    1.93   11,618      312    2.68     8,728      395    4.53
                                       -------   ------   -----  -------   ------   -----   -------   ------   -----
                                        29,090      939    3.23   31,237    1,334    4.27    30,470    1,968    6.46
  Borrowings
    Federal Home Loan Bank               1,058       51    4.79      342       31    9.05       612       59    9.61
    Other                                4,482      308    6.88    3,730      304    8.16     5,130      427    8.31
                                       -------   ------   -----  -------   ------   -----   -------   ------   -----
    Total interest bearing liabilities  34,630    1,298    3.75   35,309    1,669    4.73    36,212    2,454    6.78
Other liabilities                          926                     1,102                      1,272
Stockholders' equity                     2,454                     2,427                      2,171
                                       -------                   -------                    -------
    Total liabilities and
      equity                           $38,010                   $38,838                    $39,655
                                       =======                   =======                    =======

Interest-rate spread                                       3.79%                      3.89%                      3.33%
                                                          =====                      =====                      =====

Effective yield summary
  Interest income/earning assets       $35,557   $2,681    7.54% $35,853   $3,091    8.62%  $36,794   $3,719   10.11%
  Interest expense/earning assets       35,557    1,298    3.65   35,853    1,669    4.65    36,794    2,454    6.67
                                                 ------   -----            ------   -----             ------   -----
Net yield on earning assets                      $1,383    3.89%           $1,422    3.97%            $1,265    3.44%
                                                 ======   =====            ======   =====             ======   =====
/TABLE

ASSET QUALITY

        The Company regularly reviews its assets to determine that each category is reasonably valued. In this review process, it monitors the loss exposure relating to nonperforming assets, assets adversely classified for regulatory purposes, the delinquency trend and market environment to identify potential problems.

      Loss reserves have been provided, where necessary in management's judgment, for interest earning assets, including residential loans and consumer loans. Valuation reserves for consumer loans are provided based upon a percentage of the loans outstanding in relation to the loss experience within the loan categories.

      As noted earlier, the economic climate, particularly in California has not been favorable. Continuing deterioration in market values has persisted in both single-family residential and income producing properties. Single-family loan values have deteriorated because of continued high unemployment rates as well as the weak economy and its effects upon the residential market. The Company is unable to predict when this trend will reverse, but it is not expected to change appreciably until the California economy improves.

      On January 17, 1994, a 6.7 magnitude earthquake centered in the San Fernando Valley, where the Company's administrative headquarters is located, occurred. Losses in the loan portfolio have not been determined at this time; however, the Company does not expect earthquake losses to be material. The earthquake's effect on the Southern California economy in both the short term and long term cannot be determined at this time.

      The Company assesses the status of general loss reserves on real estate loans based upon its current loss experience as applied to the loan portfolio including loans that are delinquent or adversely classified because of declining collateral values. Because of the current recessionary environment, the Company has increased its general loss reserves on both loans and real estate to give effect to current trends in this environment in valuing its loan and real estate portfolios. The Company evaluates these trends for their effect on regional and property type concentrations.

      On a regional basis, the economic factors affecting the office space market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the vacancy rate at September 30, 1993 and September 30, 1992 was 13 percent in the San Francisco area. In the Los Angeles area, the vacancy rate was 20 percent at September 30, 1993 and September 30, 1992. The highest vacancy rate existed in San Diego County where it was 21 percent at September 30, 1993 compared with 24 percent at September 30, 1992.

      In the industrial space market, Northern and Southern California vacancy rates appear to be more comparable. In the San Francisco and Los Angeles areas, vacancy rates increased to 12 percent at September 30, 1993 from 11 percent a year earlier. Unlike the office space market, San Diego County's industrial space market had the lowest vacancy rate consisting of 3 percent at September 30, 1993 and September 30, 1992.

      In the single-family market, regional differences also exist in the economic performance of Northern, Central and Southern California. For example, the median metropolitan area sales price of existing single-family homes in the San Jose area decreased from the third quarter of 1992 to the third quarter of 1993 by 2 percent. During the same period, the median sales price declined 7 percent in the Los Angeles area and 3.5 percent in the San Diego area.

      As a monitoring device, the Company reviews the trends of loans delinquent for periods of less than 90 days on a monthly (and within-month) basis. The following summarizes loans delinquent for periods from 30 to 89 days:


                                                                       December 31
                                                               ----------------------------
(Dollars in millions)                                            1993       1992       1991
                                                                 ----       ----       ----
                                                                                     <c.
30-59 days delinquent
  SFR loans                                                    $190.9     $291.0     $317.3
  Other                                                          19.0       46.3       45.3

60-89 days delinquent
  SFR loans                                                     105.2      137.3      132.6
  Other                                                           8.8       10.5       36.2



      While delinquencies in the 30-to-89-day categories have declined during 1993, management expects increases in the earthquake affected areas in early 1994. Foreclosures continue to occur at historically high levels.

      Loans delinquent over 30 days, together with restructured loans, have been included in the process to determine estimated losses. The effects of various loan characteristics such as geographic concentrations, loan purpose, negative amortization and LTV ratios are considered in this review process.

      The following table shows the trend in single-family residential portfolio and delinquency (two or more payments delinquent) over the past three years:

                                                      December 31
                                               ------------------------
                                               1993      1992      1991
                                               ----      ----      ----

SFR loans as a percent of total
  real estate loans                            88.3%    87.9%    87.0%
SFR delinquency as a percent of total
  single-family residential loans               3.2      4.8       3.6



      The level of nonperforming assets declined 44 percent in 1993 after increases of 24 percent and 37 percent in 1992 and 1991, respectively. In the second half of 1993, the Company completed four bulk asset sales which totaled $659 million, in an effort to reduce nonperforming assets. The Company completed two sales totaling $330 million of single-family real estate loans and real estate and the sale of $115 million of single-family owned real estate. Nonperforming SFR loans have fallen to $522 million at December 31, 1993 compared with $782 million and $481 million at year-end 1992 and 1991, respectively. A sale of $214 million of income property loans, some of which were performing assets, was also completed in 1993.

      The loss exposure on the SFR portfolio increased in 1993, due in part to the Company's accelerated disposition program. Net charge-offs in the SFR portfolio increased to $252 million, or .98 percent of the SFR portfolio, in 1993 from $53 million, or .21 percent, in 1992 and $32 million, or .13 percent, in 1991. At December 31, 1993, the Company's real estate loan portfolio included $3.5 billion in uninsured residential mortgage loans that were originated with terms on which the LTV exceeded 80 percent (but not in excess of 90 percent). This balance represents a decline from the level of $4.5 billion a year ago. For the year 1993, losses totaled $44.8 million, or .81 percent of this portfolio, compared with $10.1 million, or .15 percent, in 1992 and $4.4 million, or .06 percent, in 1991. Since November 1, 1990, the Company has purchased mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80 percent.

      Certain loans (where GWB works with borrowers encountering economic difficulty) meet the criteria of, and are classified as, troubled debt restructurings ("TDRs") because of modification to loan terms. In the second quarter of 1993, Federal Banking Regulators issued a joint release regarding credit availability, which allowed some nonperforming loans to be returned to performing status. As a result, TDRs which meet certain conditions of repayment and performance have not been included in nonperforming assets.
At December 31, 1993, $81.6 million of TDRs were classified as performing assets.

      As a result of the adoption of FAS 114, impaired loans for which foreclosure is probable have been reclassified from real estate available for sale or development to loans receivable on the Consolidated Statement of Financial Condition, and are included in delinquent loans or troubled debt restructurings, as appropriate. The recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $348 million at December 31, 1993. The reserves for estimated losses related to such loans were $40.6 million at December 31, 1993. A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

      Real estate acquired through foreclosure is classified as performing when it meets certain criteria of operating profitability. As of December 31, 1993, such assets totaled $43 million.

      The following table presents nonperforming assets together with related ratios to total assets:

                                                     December 31
                                              ----------------------------
(Dollars in millions)                           1993       1992       1991
                                                ----       ----       ----

Delinquent loans                              $  626     $  880     $  611
TDRs                                             213        161        152
Loans in-substance foreclosed                      -        480        486
Real estate acquired through foreclosure         293        490        376
                                              ------     ------     ------
                                              $1,132     $2,011     $1,625
                                              ======     ======     ======
Ratio of nonperforming assets
  to total assets                               2.90%      5.12%      4.04%



      The table on page 117 in "Financial Statements and Supplementary Data" presents nonperforming assets together with related ratios to total assets, and the table on pages 119 in "Financial Statements and Supplementary Data" presents nonperforming real estate assets by state and by security type.

      Provisions for loan losses totaled $463 million in 1993 compared with $420 million in 1992 and $150 million in 1991. Provisions in 1993 included $125 million related to three bulk loan sales of $544 million and $20 million for the continued accelerated disposition of single-family real estate in 1994. The California real estate market requires continued review. At December 31, 1993, real estate owned had been written down to 70 percent of the previous loan balances. At December 31, 1992, loans carried as in-substance foreclosures and real estate owned had been written down to 67
percent of the previous loan balances.   Loan loss reserves were 60 percent
of nonperforming or restructured loans as of December 31, 1993, compared with 43 percent a year earlier.

      The Company recorded provisions for real estate losses of $92 million, $220 million and $21 million for 1993, 1992 and 1991, respectively, on its real estate available for sale or development. Loss provisions in 1993 included $31 million for single-family real estate developments located in Southern California and $25 million related to the $115 million SFR bulk real estate sale. The 1992 provision was primarily for commercial and apartment real estate.

      The Company's provision for loan losses, charge-off experience, and reserve for estimated losses for the last five years is presented in the Notes to Consolidated Financial Statements in "Financial Statements and Supplementary Data" on page 78.

      The Company has not experienced a need for loss reserves on security investments, which are of investment grade. Security investments available for sale are carried at fair value.


OPERATIONS

      Net interest income declined in 1993 due to lower net interest earning assets and net interest margin. Other interest income totaled $39 million in 1993. This compared with $35 million in 1992 and $62 million in 1991. Other interest income included interest on settlements with the IRS, dividends on FHLB stock and interest on short-term investments.

      Real estate services net losses were $12 million in 1993 and $101 million in 1992 compared with income of $104 million in 1991. The 1993 and 1992 losses were primarily attributable to the $92 million in 1993 and $220 million in 1992 of loss provisions on real estate as previously discussed. Mortgage servicing income totaled $51.2 million in 1993 compared with $52.7 million in 1992 and $68.4 million in 1991. The 1992 decline reflects a declining net loan servicing spread. Gain on mortgage sales was $24.8 million, $32.8 million and $29.6 million for the years 1993, 1992 and 1991, respectively. The gain as a percent of mortgage-banking sales, primarily fixed-rate mortgages, was .80 percent in 1993 compared with .79 percent in 1992 and 1.19 percent in 1991. Real estate servicing and origination related fee income was $37.9 million in 1993 compared with $33.1 million in 1992 and $29.9 million in 1991. Real estate operations included $45.9 million in operating losses and holding costs in 1993, compared with $6.6 million in 1992 and $6.2 million in 1991. The 1993 increase was due in part to an increased volume of new foreclosures and a decision by the Company to expense acquisition and refurbishment costs as incurred. In 1992 and 1991, these costs were added to the carrying value of the asset.

      Retail banking fee income increased in 1993 to $113 million from $92.4 million in 1992 and $71.5 million in 1991. The growth in this income is attributable to higher balances in transaction accounts and to the growth in deposits as a result of acquisitions. The Company has also expanded mutual fund activity and now manages mutual funds with assets aggregating $3.2 billion compared with $2.2 billion at December 31, 1992. Net revenue from these operations, which comprises commissions and other income from mutual fund operations, totaled $38 million in 1993 compared with $36.7 million in 1992 and $18.5 million in 1991.

      The Company sold its $219 million bank card portfolio because it was not expected to achieve the economies of scale that are increasingly necessary in the bank card business, resulting in a net gain of $22.9 million. The following is a summary of gains and losses on the Company's securities and investments:

                                                     Year Ended December 31
                                                     ----------------------
(Dollars in millions)                                  1993    1992    1991
                                                       ----    ----    ----
Gain on sale of bank card portfolio                   $22.9    $  -    $  -
Gain on securities                                       .2      .4     3.8
Other gains                                             2.1      .9      .9
                                                      -----    ----    ----
                                                      $25.2    $1.3    $4.7
                                                      =====    ====    ====

      Other income totaled $7 million in 1993 and 1992 compared with $8.9 million in 1991.

      The growth in operating and administrative expenses during the past three years was primarily the result of significant branch acquisitions. The Company has acquired 399 branches in California and Florida from the RTC and other sources since 1990 when it began its program to increase transaction accounts. Nearly half of these branches were consolidated with existing facilities. Expenses totaled $1.03 billion in 1993 compared with $970 million in 1992 and $844 million in 1991. Operating expenses in 1993 included restructuring charges of $30 million, primarily severance benefits associated with the cost-reduction program at the Company's administrative headquarters. The Company expects to eliminate approximately 1,000 jobs by the end of 1994, or 25 percent of the administrative work force. Approximately 500 of these reductions have been realized by year-end 1993 from a job-hiring freeze imposed in late summer of 1993. The cost-reduction program, which will eliminate unnecessary tasks and improve efficiency, will be phased in throughout 1994. Reductions in nonpersonnel related costs will also contribute to the overall savings through renegotiation of existing vendor contracts and elimination of other administrative expenses. Anticipated savings in 1995 and beyond will exceed $100 million, a portion of which will be realized in 1994.

      The January 17, 1994 Northridge Earthquake caused damage at the Company's administrative headquarters, however, earthquake insurance will limit the Company's exposure.

      Operating expenses increased by 6.2 percent during the past year compared with 14.9 percent in 1992. The overhead ratios are as follows:


                                                1993       1992       1991
                                                ----       ----       ----
  As a percent of average assets
    Corporate                                   2.71%      2.50%      2.13%
    Banking operations                          2.47       2.24       1.89
  As a percent of average retail deposits
    Banking operations                          3.15       2.73       2.48
  As a percent of revenue
    Corporate                                  62.26      56.87      55.51
    Banking operations                         64.27      57.67      55.59



      Revenue is defined as net interest income and other operating income.

      The Company's effective tax rate for 1993 was 32.6 percent compared with 43.6 percent in 1992 and 41 percent in 1991. The decrease in the effective tax rate in 1993 is mainly due to the favorable settlement of tax issues and the reversal of certain tax liabilities no longer required. The Company also reflected applicable changes pursuant to the Omnibus Budget Reconciliation Act of 1993 including the 1 percent federal corporate tax rate increase. The 1992 rate increase was due in part to the amortization of intangibles, which was only partially deductible for income taxes. In 1992, with the adoption of FAS 109, the Company began to provide a tax benefit for the general loss reserves.

CAPITAL RESOURCES AND LIQUIDITY

      Stockholders' equity ("capital") totaled $2.4 billion at year-end 1993 compared with $2.4 billion at year-end 1992 and $2.3 billion at year-end 1991. In 1992, the Company issued $165 million of 8.30 percent cumulative preferred stock. In 1991, the Company issued $129 million of 8.75 percent cumulative convertible preferred stock. The ratio of capital to total assets was 6.3 percent, 6.4 percent and 5.9 percent at December 31, 1993, 1992 and 1991, respectively.

      The Company's primary subsidiary, GWB, is subject to certain capital requirements under the regulations of the Federal Deposit Insurance Corporation and the Office of Thrift Supervision and meets all such requirements. At December 31, 1993, GWB's capital was $2.7 billion, including subordinated notes of $429 million.

      Total dividends per share were $.92 in 1993, $.91 in 1992 and $.87 in 1991. The Company increased its quarterly dividend on its common stock to
$.23 per share in April 1992.   Payment of dividends by the Company is
subject to restrictions on the receipt of dividends from GWB. Payment of dividends to the Company by GWB is linked by federal regulation to the Bank's capital. The Bank's level of capital exceeds the requirements for the payment of dividends. Should this level decline below the fully phased-in requirements, limitations on the dividend distributions to a percentage of net income could be imposed.

      Liquidity used in financing activities was $164 million in 1993 compared with $1.1 billion in 1992 and $13 million in 1991. Liquidity used in financing activities was decreased commensurate with funds used in investing activities due to the lack of asset growth in the previous three years. GWB acquired $4.1 billion, $2.3 billion and $3.8 billion in 1993, 1992 and 1991, respectively, in deposits from acquisitions. Planned withdrawals of repriced wholesale accounts totaled $95 million in 1993, $366 million in 1992 and $2.2 billion in 1991. The retail branch network experienced net customer account outflows of $3.4 billion in 1993 compared with $1.6 billion in 1992 and $733 million in 1991, primarily certificate of deposit accounts being repriced downward. In the same three years, repayment of borrowings totaled $672 million, $1.4 billion and $947 million.

      Funds used in investing activities were $238 million in 1993 and $507 million in 1991 compared with funds provided by investing activities of $518 million in 1992. Real estate loans originated for investment were $5.4 billion in 1993, $5 billion in 1992 and $5.1 billion in 1991. Mortgage payments in 1993 were $5.6 billion, $6.1 billion in 1992 and $4.8 billion in 1991. Mortgage payments fluctuate for various reasons including the level of refinancings. Consumer loans declined $98.6 million in 1993 compared with $5.9 million in 1992 and a $408 million increase in 1991.

      Funds provided by operating activities were $341 million in 1993 compared with $862 million in 1992 and $374 million in 1991. Net change in assets available for sale decreased cash $102 million in 1993 compared with cash provided of $68 million in 1992 and a decline of $47 million in cash in 1991. Cash provided from earnings totaled $442 million in 1993 compared with $793 million and $421 million in 1992 and 1991, respectively.

      The Company has several sources for raising funds for lending among which are customer deposits, mortgage sales, FHLB borrowings and public debt offerings. The following table presents the debt ratings of the Company and GWB at December 31, 1993:


                                                        Moody's Investors
                                   Standard & Poor's           Service
                                   -----------------    -----------------
                                   GWFC          GWB    GWFC          GWB
                                   ----          ---    ----          ---

Unsecured short-term                             A-2                  P-2
Senior term debt                   BBB+           A-    Baa2          A-3
Subordinated term debt                          BBB+                 Baa1
Preferred stock                    BBB-                 Baa3



      Cash and securities totaled $1.8 billion at December 31, 1993. The balance was $1.7 billion at December 31, 1992 and $1.4 billion at December 31, 1991. GWB is in excess of required liquidity levels. The excess balances in the above amounts over those required for regulatory purposes will fluctuate between periods and are a source of short-term funding.

SEGMENT DATA

      The business segment information is presented in the accompanying table.


                                                                   Banking      Consumer
(Dollars in thousands)                                          Operations       Finance   Consolidated
                                                                ----------      --------   ------------
1993

Total revenue                                                  $ 1,409,968    $  266,958    $ 1,676,926
Earnings before income taxes                                         1,309        90,738         92,047
Depreciation and amortization                                      106,690         9,726        116,416
Identifiable assets                                            $36,293,223    $2,055,137    $38,348,360

1992

Total revenue                                                  $ 1,431,569    $  273,649    $ 1,705,218
Earnings before income taxes
  and accounting changes                                             7,854        87,658         95,512
Depreciation and amortization                                      100,988         8,686        109,674
Identifiable assets                                            $36,496,254    $1,942,932    $38,439,186

1991
Total revenue                                                  $ 1,290,468    $  229,645    $ 1,520,113
Earnings before income taxes                                       434,752        70,678        505,430
Depreciation and amortization                                       81,244         4,863         86,107
Identifiable assets                                            $37,646,595    $1,953,033    $39,599,628

/TABLE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----

Consolidated Statement of Operations for the years
  ended December 31, 1993, 1992 and 1991...........................     53
Consolidated Statement of Financial Condition at
  December 31, 1993 and 1992.......................................     54
Consolidated Statement of Cash Flows for the years
  ended December 31, 1993, 1992 and 1991...........................     55
Consolidated Statement of Stockholders' Equity for the
  years ended December 31, 1993, 1992 and 1991.....................     57
Notes to Consolidated Financial Statements.........................     58
Report of Independent Accountants..................................    110
Management's Commentary on Financial Statements....................    111
Statistical Information............................................    112
Stockholder and Quarterly Information..............................    122

Consolidated Statement of Operations

                                                                          Year Ended December 31
                                                                     ----------------------------------
(Dollars in thousands, except per share)                                   1993         1992       1991
                                                                           ----         ----       ----
Interest Income
  Real estate loans                                                  $2,041,989   $2,341,942   $2,900,127
  Mortgage-backed securities                                            185,500      259,891      342,050
  Consumer loans                                                        385,145      415,701      375,623
  Securities                                                             29,242       38,558       38,641
  Other                                                                  38,908       35,001       62,355
                                                                     ----------   ----------   ----------
                                                                      2,680,784    3,091,093    3,718,796
Interest Expense
  Customer accounts                                                     939,081    1,333,473    1,968,205
  Borrowings
    Short-term                                                           59,688       37,338       74,223
    Long-term                                                           299,161      297,920      411,112
                                                                     ----------   ----------   ----------
                                                                      1,297,930    1,668,731    2,453,540
                                                                     ----------   ----------   ----------
Net Interest Income                                                   1,382,854    1,422,362    1,265,256
Provision for loan losses                                               463,000      420,000      149,900
                                                                     ----------   ----------   ----------
Net interest income after provision for
  loan losses                                                           919,854    1,002,362    1,115,356
Other operating income
  Real estate services
    Loan fees                                                            37,855       33,091       29,862
    Mortgage banking
       Gain on mortgage sales                                            24,754       32,786       29,631
       Servicing                                                         51,185       52,689       68,439
    Real estate operations                                              (33,783)         725       (2,725)
    Provision for real estate losses                                    (92,000)    (220,000)     (21,000)
                                                                     ----------   ----------   ----------
                                                                        (11,989)    (100,709)     104,207
  Retail banking
    Banking fees                                                        113,461       92,403       71,505
    Securities operations                                                38,045       36,652       18,463
                                                                     ----------   ----------   ----------
                                                                        151,506      129,055       89,968
  Net gain on securities and investments                                 25,169        1,287        4,684
  Net insurance operations                                               30,341       26,187       26,056
  Other                                                                   7,045        7,036        8,942
                                                                     ----------   ----------   ----------
Total other operating income                                            202,072       62,856      233,857
Operating and administrative expenses
  Salaries and related personnel                                        487,532      449,512      380,726
  Premises and occupancy                                                184,682      168,511      151,698
  FDIC insurance premium                                                 51,328       66,725       63,662
  Amortization of intangibles                                            40,798       49,061       30,677
  Other                                                                 265,539      235,897      217,020
                                                                     ----------   ----------   ----------
                                                                      1,029,879      969,706      843,783
                                                                     ----------   ----------   ----------
Earnings Before Taxes and Accounting Changes                             92,047       95,512      505,430

Taxes on income                                                          30,000       41,600      207,300
                                                                     ----------   ----------   ----------
Earnings Before Accounting Changes                                       62,047       53,912      298,130
Accounting changes
  Postretirement benefits cost, net                                           -      (29,906)           -
  Income taxes                                                                -       61,000            -
                                                                     ----------   ----------   ----------
Net Earnings                                                         $   62,047   $   85,006   $  298,130
                                                                     ==========   ==========   ==========
Earnings per share based on average common shares outstanding
  Primary before accounting changes                                         $.28        $.30        $2.25
  Fully diluted before accounting changes                                    .28         .30         2.24
  Primary                                                                    .28         .53         2.25
  Fully diluted                                                              .28         .53         2.24

See Notes to Consolidated Financial Statements.

Consolidated Statement of Financial Condition

                                                                                   December 31
                                                                           --------------------------
(Dollars in thousands, except per share)                                           1993          1992
                                                                                   ----          ----
Assets
Cash and securities
  Cash                                                                     $   758,581    $   686,230
  Certificates of deposit and federal funds                                    217,125        350,349
  Securities available for sale (fair value
    $871,074 and $632,671)                                                     871,074        623,906
                                                                           -----------    -----------
                                                                             1,846,780      1,660,485
Mortgage-backed securities held to maturity
  (fair value $605,512)                                                        618,574              -
Mortgage-backed securities available for sale
  (fair value $2,570,822 and $3,212,443)                                     2,570,822      3,168,057
                                                                           -----------    -----------
                                                                             3,189,396      3,168,057
Loans receivable, less reserve for
  estimated losses                                                          30,162,401     30,185,358
Loans receivable available for sale                                            499,002        399,246
                                                                           -----------    -----------
                                                                            30,661,403     30,584,604
Real estate available for sale or development, net                             434,077      1,153,383
Interest receivable                                                            214,990        229,719
Investment in Federal Home Loan Banks                                          307,352        314,373
Premises and equipment, at cost, less
  accumulated depreciation                                                     623,691        595,461
Other assets                                                                   638,983        410,379
Intangibles arising from acquisitions                                          431,688        322,725
                                                                           -----------    -----------
                                                                           $38,348,360    $38,439,186
                                                                           ===========    ===========

Liabilities
Customer accounts                                                          $31,531,563    $30,908,665
Short-term borrowings                                                          676,483      1,203,685
Other borrowings                                                             2,802,858      2,947,367
Other liabilities and accrued expenses                                         729,229        729,936
Taxes on income, principally deferred                                          184,826        199,799
                                                                           -----------    -----------
                                                                            35,924,959     35,989,452
                                                                           -----------    -----------
Commitments and contingent liabilities
Stockholders' Equity
Preferred stock, par value $1.00 a share;
  Authorized 10,000,000 shares;
  Cumulative convertible issued 517,500                                        129,375        129,375
  Cumulative issued 660,000                                                    165,000        165,000
Common stock, par value $1.00 a share;
  Authorized 200,000,000 shares;
  Issued 132,616,172 and 130,814,018                                           132,616        130,814
Additional capital                                                             627,717        598,927
Retained earnings--substantially restricted                                   1,357,753      1,441,598
Unearned compensation                                                          (11,711)       (15,980)
Unrealized holding gains and losses, net of taxes                               22,651              -
                                                                           -----------    -----------
                                                                             2,423,401      2,449,734
                                                                           -----------    -----------
                                                                           $38,348,360    $38,439,186
                                                                           ===========    ===========

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
                                                                             Year Ended December 31
                                                                  -----------------------------------------
(Dollars in thousands)                                                  1993            1992           1991
                                                                        ----            ----           ----

Operating Activities
  Net earnings                                                    $    62,047    $    85,006    $   298,130
  Noncash adjustments to net earnings:
    Provision for loan losses                                         463,000        420,000        149,900
    Provision for real estate losses                                   92,000        220,000         21,000
    Depreciation and amortization                                      75,618         60,613         55,430
    Amortization of intangibles                                        40,798         49,061         30,677
    Income taxes                                                      (30,566)      (274,430)        53,317
    Capitalized interest                                              (14,950)       (21,595)       (77,288)
    Net change in accrued interest                                     14,248         17,810          8,455
    Other                                                            (259,725)       236,976       (118,611)
                                                                  -----------    -----------    -----------
                                                                      442,470        793,441        421,010
                                                                  -----------    -----------    -----------
  Sales and repayments of loans receivable available for sale       3,318,233      4,346,245      2,486,999
  Originations and purchases of loans receivable available
    for sale                                                       (3,420,025)    (4,277,791)    (2,534,358)
                                                                  -----------    -----------    -----------
                                                                     (101,792)        68,454        (47,359)
                                                                  -----------    -----------    -----------
  Net cash provided by operating activities                           340,678        861,895        373,651
                                                                  -----------    -----------    -----------
Financing Activities
  Customer accounts
    Net (decrease) increase in transaction accounts                  (220,828)     1,985,043      1,872,486
    Net (decrease) in term accounts                                (3,250,080)    (3,904,956)    (4,789,579)
                                                                  -----------    -----------    -----------
                                                                   (3,470,908)    (1,919,913)    (2,917,093)
  Customer account acquisitions, net                                4,093,806      2,258,210      3,838,423
  Borrowings
    Proceeds from new long-term debt                                1,121,805        716,885        995,530
    Repayments of long-term debt                                   (1,266,314)    (1,166,035)    (3,598,766)
    Net change in short-term debt                                    (527,202)      (992,251)     1,656,301
                                                                  -----------    -----------    -----------
                                                                     (671,711)    (1,441,401)      (946,935)
  Other financing activity
    Proceeds from issuance of common stock                             31,168         14,419          6,137
    Proceeds from issuance of preferred stock                               -        165,000        129,375
    Cost of issuance of preferred stock                                     -         (5,554)        (3,334)
    Cash dividends paid                                              (145,892)      (134,263)      (119,090)
                                                                  -----------    -----------    -----------
                                                                     (114,724)        39,602         13,088
                                                                  -----------    -----------    -----------
  Net cash (used in) financing activities                            (163,537)    (1,063,502)       (12,517)
                                                                  -----------    -----------    -----------
/TABLE

Consolidated Statement of Cash Flows
                                                                             Year Ended December 31
                                                                  -----------------------------------------
(Dollars in thousands)                                                  1993            1992           1991
                                                                        ----            ----           ----
Investing Activities
  Investment securities
    Proceeds from maturities                                      $ 1,767,582    $   681,147    $ 1,344,260
    Purchases of securities                                        (1,541,383)      (616,211)      (943,985)
    Net change in short term                                                -        (10,427)        18,618
                                                                  -----------    -----------    -----------
                                                                      226,199         54,509        418,893
  Real estate loans and mortgage-backed securities
    Loans originated for investment                                (5,398,105)    (4,968,665)    (5,109,203)
    Purchases of mortgage-backed securities                          (924,843)      (655,359)      (261,694)
    Net change in undisbursed loan funds                               (6,318)        (5,651)       (22,351)
    Mortgage payments                                               5,576,899      6,094,679      4,792,537
    Mortgage sales                                                    509,477        113,044        382,072
    Repurchase                                                       (185,825)       (91,263)       (66,531)
                                                                  -----------    -----------    -----------
                                                                     (428,715)       486,785       (285,170)
  Consumer loans
    Loans originated for investment                                (2,161,269)    (2,132,343)    (1,937,814)
    Loan sales                                                        219,154              -              -
    Acquisitions                                                      (12,649)        (7,134)      (367,051)
    Loan payments                                                   2,053,371      2,145,386      1,896,887
                                                                  -----------    -----------    -----------
                                                                       98,607          5,909       (407,978)
  Other investing activity
    Purchases and sales of premises and equipment, net               (103,169)      (146,005)      (113,580)
    Sales of real estate                                              793,730        181,430        149,153
    Acquisition and disposition of assets, net                       (672,852)       (40,529)      (228,198)
    Other                                                            (151,814)       (23,667)       (39,689)
                                                                  -----------    -----------    -----------
                                                                     (134,105)       (28,771)      (232,314)
                                                                  -----------    -----------    -----------
  Net cash (used in) provided by investing activities                (238,014)       518,432       (506,569)
                                                                  -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents                  (60,873)       316,825       (145,435)
Cash and cash equivalents at beginning of year                      1,036,579        719,754        865,189
                                                                  -----------    -----------    -----------
Cash and cash equivalents at end of year                          $   975,706    $ 1,036,579    $   719,754
                                                                  ===========    ===========    ===========

Supplemental Cash Flow Disclosure
Cash paid for
  Interest on deposits                                            $   939,842    $ 1,344,740    $ 1,989,200
  Interest on borrowings                                              358,849        343,845        528,539
  Income taxes                                                         62,277        242,450        184,602
Noncash investing activities
  Loans transferred to foreclosed real estate                     $   761,939    $   568,726    $   327,952
  Loans originated to facilitate the sale of real estate              101,476         78,633              -
  Loans exchanged for mortgage-backed securities                        2,036              -              -

See Notes to Consolidated Financial Statements.

Consolidated Statement of Stockholders' Equity

                                                                                                   Unrealized
                                                                                                      Holding         Total
(Dollars in thousands,                   Preferred    Common  Additional    Retained     Unearned       Gains  Stockholders'
 except per share)                           Stock     Stock     Capital    Earnings Compensation  and Losses        Equity
                                         ---------    ------ -----------    -------- ------------  ---------- -------------
Balance December 31, 1990                 $      -  $128,537    $569,490  $1,311,815     $      -     $     -    $2,009,842
Common stock issued upon exercise
  of stock options                                       105       1,599                                              1,704
Common stock issued under Dividend
  Reinvestment Plan                                      234       4,199                                              4,433
Issuance of preferred stock                129,375                (3,334)                                           126,041
Net earnings for the year 1991                                               298,130                                298,130
Cash dividends paid:
  $.87 per common share                                                     (112,067)                              (112,067)
  $13.57 per cumulative convertible
    preferred share                                                           (7,023)                                (7,023)
                                          --------  --------    --------  ----------     --------     -------    ----------
Balance December 31, 1991                  129,375   128,876     571,954   1,490,855            -           -     2,321,060
Common stock issued upon exercise
  of stock options                                       329       4,351                                              4,680
Common stock issued under Dividend
  Reinvestment Plan                                      549       9,190                                              9,739
Restricted stock awards granted,
  net of cancellations                                 1,060      18,591                  (19,651)                        -
Unearned compensation amortized
  to expense                                                                                3,671                     3,671
Issuance of preferred stock                165,000                (5,554)                                           159,446
Net earnings for the year 1992                                                85,006                                 85,006
Cash dividends paid:
  $.91 per common share                                                     (118,720)                              (118,720)
  $21.88 per cumulative convertible
    preferred share                                                          (11,320)                               (11,320)
  $6.40 per cumulative preferred share                                        (4,223)                                (4,223)
Tax benefit of restricted stock awards                               395                                                395
                                          --------  --------    --------  ----------     --------     -------    ----------
Balance December 31, 1992                  294,375   130,814     598,927   1,441,598      (15,980)          -     2,449,734
Common stock issued upon exercise of
  stock options                                          441       6,877                                              7,318
Common stock issued under Dividend
  Reinvestment Plan                                    1,391      22,459                                             23,850
Restricted stock awards granted,
  net of cancellations                                   (30)       (546)                     576                         -
Unearned compensation amortized
  to expense                                                                                3,693                      3,693
Net earnings for the year 1993                                                62,047                                  62,047
Cash dividends paid:
  $.92 per common share                                                     (120,877)                               (120,877)
  $21.88 per cumulative convertible
    preferred share                                                          (11,320)                               (11,320)
  $20.75 per cumulative preferred share                                      (13,695)                               (13,695)
Unrealized holding gains and losses,
  net of taxes                                                                                         22,651        22,651
                                          --------  --------    --------  ----------     --------     -------    ----------
Balance December 31, 1993                 $294,375  $132,616    $627,717  $1,357,753     $(11,711)    $22,651    $2,423,401
                                          ========  ========    ========  ==========     ========     =======    ==========



See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 1:  Statement of Accounting Policies

Principles of Accounting and Consolidation

      The accounts of Great Western Financial Corporation and its wholly-owned subsidiaries, Great Western Bank, a Federal Savings Bank, Aristar, Inc., a consumer finance holding company, and companies operating in related fields, are included in the accompanying consolidated financial statements and are referred to collectively as the Company. Significant intercompany items have been eliminated. Certain prior year amounts have been reclassified to conform with the 1993 presentation.

Adoption of Recently Issued Accounting Standards

      The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") as of January 1, 1993. FAS 114 provides guidance on the measurement and recognition of loan impairment.

      FAS 114 requires that impaired loans for which foreclosure is probable continue to be accounted for as loans. Those loans have been reclassified from real estate available for sale or development to loans receivable on the Consolidated Statement of Financial Condition. Impaired loans recorded in accordance with FAS 114 are included in delinquent loans or in troubled debt restructurings, as appropriate. The Company had previously measured loan impairment pursuant to the methods prescribed in FAS 114. As a result, no additional reserves were required by early adoption of the pronouncement.

      The effect of the adoption of FAS 114 on the Consolidated Statement of Financial Condition follows:

(Dollars in thousands)                                 January 1, 1993
                                                       ---------------
Loans receivable                                             $ 479,740
Reserve for loan losses                                        (47,974)
Real estate available for sale
  or development                                              (497,868)
Reserve for real estate losses                                  66,102
                                                             ---------
                                                             $       -
                                                             =========
/TABLE

      The effect on nonperforming assets follows:


(Dollars in thousands)                          January 1, 1993
                                                ---------------
Delinquent loans                                      $ 158,698
Troubled debt restructurings                            229,431
Loans in-substance foreclosed                          (479,740)
                                                      ---------
Decrease in nonperforming assets                      $ (91,611)
                                                      =========



      The decrease in nonperforming assets represents performing loans which were previously classified as loans in-substance foreclosed.

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") as of December 31, 1993. FAS 115 requires that investments in debt securities and certain equity securities be reported at fair value unless the Company has the positive intent and ability to hold such securities to maturity. Investments held to maturity are to be reported at amortized cost. Unrealized holding gains and losses on securities available for sale, net of income taxes, are reported as a separate component of stockholders' equity.

      The adoption of these accounting standards did not materially affect the comparability of the financial statements.

Accounting Changes

      The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") as of January 1, 1992. FAS 106 requires that the expected cost of postretirement benefits be charged to expense during the period that eligible employees render such service.

      The unfunded benefit obligation as of January 1, 1992, reflected in other liabilities on the Consolidated Statement of Financial Condition and shown as an accounting change on the Consolidated Statement of Operations follows:

(Dollars in thousands)                                      January 1, 1992
                                                            ---------------
Accumulated postretirement benefit obligation
  Retirees                                                          $24,433
  Active plan participants                                           26,273
                                                                    -------
                                                                     50,706
Tax benefit                                                          20,800
                                                                    -------
                                                                    $29,906
                                                                    =======


      In 1992, the Company also adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") which supersedes Statement No. 96, "Accounting for Income Taxes" which was adopted by the Company in 1987. FAS 109 required the Company to record previously unrecognized tax benefits totaling $61 million as of January 1, 1992 for its general loss reserves.

      The Company elected to give cumulative effect to the changes in the first quarter of 1992.

Fair Value Disclosure

      Quoted market prices are used, where available, to estimate the fair value of financial instruments. Because no quoted market prices exist for a significant portion of the Company's financial instruments, fair value is estimated using comparable market prices for similar instruments or using management's economic estimates of discounted cash flows for the underlying asset or liability. A change in management's assumptions could significantly affect these estimates and, accordingly, fair value is not necessarily indicative of the value which would be realized upon disposition of the financial instruments.

Cash and Securities

      Liquid assets consist principally of cash, certificates of deposit, federal funds, U.S. government, corporate and other securities approved for investment by regulations. Certificates of deposit and federal funds purchased with a maturity of three months or less are considered to be cash equivalents. Other securities, readily convertible into cash, are available for sale and are recorded at fair value. Fair value is generally determined on the aggregate method. Certain securities are designated as held for investment based on management's positive intent and ability to hold those securities to maturity. Securities held for investment are recorded at amortized cost. Discounts or premiums on securities recorded at cost are amortized using the interest method. For the Consolidated Statement of Cash Flows, cash includes cash on hand, cash in banks and cash equivalents.

Mortgage-backed Securities

      The Company's mortgage-backed securities portfolio consists of real estate loan receivables originated by the Bank and subsequently securitized primarily through the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Loans are also securitized for sale directly in the public market. The Company also purchases commercial mortgage pass-through certificates from the RTC. In addition, the Company purchases, for liquidity purposes, investments in Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"). REMICs and GWB-originated pass-through certificates are held for investment based on management's positive intent and ability to hold these securities until maturity and recorded at amortized cost. All other mortgage-backed securities are available for sale and recorded at fair value. Fair value is generally determined on the aggregate method. Discounts or premiums on mortgage-backed securities recorded at cost are amortized using the interest method.

Loans Receivable
  Real Estate Loans

      The Company's real estate loan portfolio consists primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The adjustable rate mortgage is the Bank's primary loan investment.

      Fees are charged for originating loans at the time the loan is granted. Loan origination fees, partially offset by the deferral of certain expenses associated with loans originated, are amortized to interest income over the life of the loan using the interest method. ARMs with a lower rate during the introductory period (usually three months) will reflect the amortization of a substantial portion of the net deferred fee as a yield adjustment during the introductory period. Amortization is discontinued for nonperforming loans and loans available for sale and is realized upon the ultimate disposition of the assets.

      Loan fee income represents income from the prepayment of loans, delinquent payments or miscellaneous loan services and is recorded when collected.

      Interest receivable represents, for the most part, the current month's interest which will be included as a part of the borrower's next monthly loan payment. Interest receivable is accrued only if deemed collectible. Loan payments generally are deemed to be in nonaccrual status when they become 90 days past due. When a loan is designated as nonaccrual, all previously accrued interest is reversed.

      Below-market-rate loans are made to facilitate the sale of certain foreclosed real estate. These transactions reduce the gain on sale and provide a loan discount which is amortized on the interest method resulting in a market yield on the new loan.

  Consumer Loans

      The Bank's consumer loans include student educational loans insured by the U.S. government or the state of California, fully secured loans made to holders of customer accounts and checking overdraft loans. Consumer loans made by the consumer finance subsidiaries of Aristar have maximum terms of 180 months. The weighted average contractual term of all loans written by the consumer finance subsidiaries in 1993 was 41 months. Experience, however, has shown that a majority of consumer loans will be renewed prior to maturity. Finance charges included in consumer loans receivable are deferred and amortized into income over the term of the loan with appropriate limitation for delinquent installments for which collection is not reasonably assured. Student educational loans are available for sale and are recorded at the lower of cost or fair value. Fair value is determined on the aggregate method. All other consumer loans are held to maturity.

  Reserve for Estimated Loan Losses

      It is the policy of the Company to provide for estimated losses on real estate loans when any significant and permanent decline in value is identified. A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses. Periodic reviews are made of major loans and major lending areas in an attempt to identify potential problems at an early date. Various factors will affect the level of reserves, including economic conditions, trends and previous loss experience. Major properties are reviewed individually and are classified
as "satisfactory, special mention, substandard, doubtful or loss."   Based
upon the classification, an appropriate reserve is established. Loans transferred to foreclosed real estate are transferred at the lower of the net loan value or the fair value of the collateral, less estimated costs to sell.

      General loan loss reserves are provided on classified assets. The doubtful, substandard and special mention asset classifications used by the Company for major loans form the basis from which to analyze the possible loss exposure. Consideration is given to the Company's historical experience of losses on loans so classified and to current economic conditions and trends.

      The single-family residential loan portfolio is reviewed based upon the delinquency and loss experience of the portfolio. The portfolio also is reviewed by geographic area. Based upon the current loss experience and the losses and delinquencies within each lending area, a general loss reserve is provided on the portfolio giving consideration to current economic conditions and trends.

      Loans made by consumer finance subsidiaries are also reviewed on a systematic basis. In evaluating the adequacy of the allowance, consideration is given to recent loan loss experience and such other factors which, in management's judgment, deserve current recognition in estimating losses. Non-real estate secured accounts are charged off based on contractual delinquency of 120 days on closed-end accounts and 180 days on open-end accounts.

      Similar reviews are made for retail banking consumer loan operations, where provisions are based upon recent loss experience.

Mortgage Banking Activities

      Real estate loans are originated principally for investment. Since the Company is primarily an ARM portfolio lender for its own investment, most other products are originated and available for sale.

      As of December 31, 1993, the following loans were designated as available for sale and were carried at the lower of cost or fair value:

   1. All single-family, fixed-rate product in the portfolio originated subsequent to January 1, 1989.

   2. Single-family, adjustable rate product designated as available for sale.

   3. Loans other than single-family which have been designated at the date of origination.

      Fair value on fixed-rate product is generally determined on the specific identification method. An aggregate method is used on adjustable rate products.

      The Company sells loans or participating interests in loans to generate servicing income, to limit interest-rate risk and to provide funds for additional investment. Under the servicing agreements, the Company continues to service the loans and the investor is paid its share of principal collections together with interest at an agreed upon rate, which generally differs from the loan's contractual interest rate. Such difference results in a "loan servicing spread". Gains or losses on sales of loans are recognized at time of sale and are generally determined by: 1) the difference between the net sales proceeds and the book value of the loans sold; 2) recognition of deferred loan fees; and 3) an adjustment, if necessary, to increase or decrease the loan servicing spread in order to provide for normal servicing. In sales involving credit enhancements, fair value is used in calculating the gain or loss.

      The Company purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost.

Real Estate Available for Sale or Development

      Real estate available for sale or development comprises both purchased and foreclosed properties. Foreclosed properties are carried at cost at acquisition, which is the lower of the net loan value on the property or the fair value of the property, less estimated costs to sell, at the date of foreclosure. Thereafter, with the implementation of American Institute of Certified Public Accountants' Statement of Position ("SOP") 92-3, "Accounting for Foreclosed Assets" in July 1992, specific valuation allowances have been established for changes in the fair value of real estate. Prior to the implementation of this SOP, all such valuation adjustments were directly charged against the asset. Other real estate available for sale is carried at the lower of cost or fair value. Property development projects, carried at the lower of cost or net realizable value, are accounted for on the equity method.

Premises and Equipment

      The Company has followed the policy of capitalizing expenditures for improvements and major refurbishments and has charged ordinary maintenance and repairs to earnings as incurred. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives as follows:

Buildings                           30 to 60 years

Leasehold improvements              Lesser of term of lease or useful
                                    life of property

Furniture, fixtures and equipment   3 to 12 years


Intangibles Arising rom Acquisition

      Because of the earning power or other special values of certain purchased companies or businesses, the Company paid amounts in excess of fair value for businesses, core deposits and tangible assets acquired. Generally, such amounts are being amortized by systematic charges to income (primarily for periods from six to 25 years) over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated average remaining life of the existing deposit base assumed.

Customer Accounts

      Customer accounts comprise primarily the Bank's savings and checking accounts. Customer accounts vary as to terms, with the major differences being minimum balance required, maturity, interest rates and the provisions for payment of interest. The Bank's customer accounts are insured by the FDIC, through either the Bank Insurance Fund ("BIF") or Savings Association Insurance Fund ("SAIF") for up to an aggregate amount of $100,000 per customer.

      The Bank may offer large denomination negotiable certificates of deposit. The negotiable certificates of deposit are primarily sold through brokers and may subsequently be traded on the open market.

      Interest is accrued and either paid to the customer or added to the customer's account on a periodic basis. On term accounts, the forfeiture of interest (because of withdrawal prior to maturity) is offset as of the date of withdrawal against interest expense.

Financial Instruments with Off-balance-sheet Risk and Concentrations of Credit Risk

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, at both fixed and variable rates, loans sold with credit enhancements, standby letters of credit, interest- rate caps and floors written, and interest-rate and cash-flow swap agreements. Purchased put options and forward sales are used as a hedge of fixed-rate commitments. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statement of Financial Condition. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. For interest-rate caps, floors, swap transactions, purchased put options and forward sales, the contract or notional amounts do not represent exposure to risk of loss.

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. The value of the property as security for a mortgage loan is determined by qualified real estate appraisers.

      The Company extends credit and requires collateral for loans sold with credit enhancements under the same lending policies as for all other real estate loans.

      The Company primarily originates real estate loans of which a substantial portion of the portfolio is secured by real estate located in California and Florida.

Federal and State Taxes on Income

      Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. As of January 1, 1992, tax benefits are recognized for general loss reserve additions.

      Beginning in 1992, taxes on income are determined by using the liability method as prescribed by FAS 109. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 requires the consideration of all expected future events other than enactments of changes in the tax law or rates.

Earnings Per Common Share

      Income for the calculation of primary earnings per common share is based on net income less preferred stock dividend requirements. The average common shares and common share equivalents outstanding, based upon amounts used in the calculation of primary earnings per common share, were 132,007,559 in 1993, 130,735,867 in 1992 and 129,131,472 in 1991. Fully
diluted earnings per common share give effect to the dilutive effect of stock options and assume the conversion of all convertible securities into common stock at the later of the beginning of the year or the date of issuance (unless antidilutive).


Note 2:  Acquisitions and Dispositions

      In December 1993, GWB purchased certain assets and assumed certain liabilities from the RTC of HomeFed Bank, F.A., San Diego, California. As a result of the transaction, GWB acquired 119 branches with retail deposits of $4.1 billion. The deposits were acquired for a premium of $151 million.

      During the first quarter 1993, the Company exchanged 12 of its branches located in the State of Washington, with deposits aggregating $327 million, with Pacific First Bank, a Federal Savings Bank for seven branches located in Southern California with deposits aggregating $360 million.

      In March 1992, GWB acquired from the RTC 53 branches of the former AmeriFirst Federal Savings Bank in Florida with retail customer accounts totaling $1.8 billion. These branches were acquired at a premium of $27.5 million. Also in March, GWB acquired five California branches of Republic Federal Savings and Loan Association and assumed deposits totaling $469 million at a premium of $4.7 million.

      In December 1991, Aristar acquired assets of $149 million from Capitol Finance Group, a subsidiary of First Union Corporation of Charlotte, North Carolina, for a premium of $21.8 million.

      In October 1991, GWB consummated the acquisition from the RTC of 23 branches and assumption of certain assets of The First, F.A. in Orlando, Florida. The deposit base assumed totaled $938 million for which a premium of $23.4 million was paid. Consumer loans of approximately $150 million were added to GWB's portfolio. A portion of the assets were sold at a gain resulting in a reduction of the premium paid to $3.3 million.

      In March 1991, GWB consummated the acquisition and assumption from the RTC of approximately 28 California branches of Lincoln Savings with retail deposits totaling $1 billion and 33 Florida branches of Pioneer Savings with deposits totaling $931 million. An aggregate premium of $17.4 million was paid.

      Intangibles arising from acquisitions as shown on the Consolidated Statement of Financial Condition consisted of the following:


                                                      December 31
                                                ------------------------
(Dollars in thousands)                                1993         1992
                                                      ----         ----

Balance at acquisition                           $ 592,540    $ 442,837
Accumulated amortization                          (160,852)    (120,112)
                                                 ---------    ---------
                                                 $ 431,688    $ 322,725
                                                 =========    =========


Note 3:  Cash and Securities

      An analysis of cash and securities by investment type at December 31, 1993 and December 31, 1992 and by maturity at December 31, 1993 is included in the table on page 112 under the caption "By Type" and "Year-end 1993 by Maturity."

      Following is a summary of the amortized cost and fair values of the Company's securities portfolio available for sale:


                                                                Gross       Gross
                          Weighted   Amortized             Unrealized  Unrealized
                           Average        Cost      Fair      Holding     Holding
(Dollars in thousands)       Yield       Basis     Value        Gains      Losses
                          --------  ----------     -----  ----------- -----------
                                           December 31, 1993
                          -------------------------------------------------------

U.S. government securities    3.24%   $335,509  $335,625       $  120      $    4
Federal agency securities     6.24      40,841    41,565        1,418         694
Corporate debt securities     6.49     426,910   432,780        6,564         694
Other securities              5.11      60,619    61,104          524          39
                             -----    --------   --------       ------      ------
                              5.13%   $863,879  $871,074       $8,626      $1,431
                             =====    ========  ========       ======      ======

                                           December 31, 1992
                          -------------------------------------------------------

U.S. government securities    6.43%   $  3,909   $  3,902       $   27      $   34
Federal agency securities     7.09      48,702     49,550          957         109
Corporate debt securities     7.00     451,960    459,870        8,233         323
Other securities              4.20     119,335    119,349           34          20
                             -----    --------   --------       ------      ------
                              6.47%   $623,906   $632,671       $9,251      $  486
                             =====    ========   ========       ======      ======

                                           December 31, 1991
                          -------------------------------------------------------


U.S. government securities    7.80%   $100,306   $102,070       $1,771      $    7
Federal agency securities     9.90       2,906      2,931           25           -
Corporate debt securities     7.13     243,593    247,807        4,280          66
Other securities              7.78     120,598    123,008        2,431          21

                             -----    --------   --------       ------      ------
                              7.46%   $467,403   $475,816       $8,507      $   94
                             =====    ========   ========       ======      ======
/TABLE

      Following is a summary of the amortized cost and fair values of the Company's securities portfolio held for investment:

                                                                      Gross       Gross
                               Weighted   Amortized              Unrealized  Unrealized
                                Average        Cost       Fair      Holding     Holding
(Dollars in thousands)            Yield       Basis      Value        Gains      Losses
                               --------   ---------      -----  -----------  ----------
                                               December 31, 1991
                               --------------------------------------------------------

U.S. government and federal
  agency obligations               7.67%   $ 26,868   $ 27,849      $   981     $     -
Other securities                   6.77     183,504    177,887        2,513       8,130
                                   ----    --------   --------      -------     -------
                                   6.89%   $210,372   $205,736      $ 3,494     $ 8,130
                                   ====    ========   ========      =======     =======


      At December 31, 1993 and 1992, there were no securities held for investment.

      The fair value of securities is principally based on quoted market prices from various sources. For securities which have no quoted market price and are short-term in nature, the market value is determined to be the book value at the reporting date.

      Realized gains and losses on the available for sale portfolio are calculated on the specific identification method and were as follows:

                                                Year Ended December 31
                                                ------------------------
(Dollars in thousands)                          1993      1992      1991
                                                ----      ----      ----

Realized gains                                  $333      $499    $4,091
Realized losses                                   79        60       256

      The Company purchases securities under agreements to resell (repurchase agreements) having terms of up to 90 days; however, they are typically overnight investments. Repurchase agreements outstanding were $210,000,000 at 3.36 percent at December 31, 1993, sold by CS First Boston Corporation; and $345,000,000 at 3.37 percent at December 31, 1992, sold by Morgan Stanley & Co. Incorporated. The repurchase agreements were collateralized by federal agency issues with market values at least 2 percent above the repurchase agreements. The highest month-end balances outstanding were $210,000,000 in 1993 and $345,000,000 in 1992. The average balances outstanding were $60,000,000 at a rate of 3.34 percent in 1993 and $78,846,000 at 3.69 percent in 1992.

      GWB is required to maintain certain minimum reserve balances with the FRB. Included in cash were deposits at the FRB of $258,672,000 at December 31, 1993 and $198,708,000 at December 31, 1992.


Note 4:  Mortgage-backed Securities

      An analysis of the mortgage-backed securities portfolio by loan type at December 31, 1993 and December 31, 1992 is included in the table on page 117 under the caption "Mortgage-backed Securities by Type."

      Mortgage-backed securities available for sale consisted of the following:

                                                                 Gross       Gross
                        Weighted                            Unrealized  Unrealized
                         Average    Amortized        Fair      Holding     Holding
                           Yield   Cost Basis       Value        Gains      Losses
                         -------   ----------      ------    ---------   ---------
(Dollars in thousands)                          December 31, 1993
                        ----------------------------------------------------------
FNMA                        6.24%  $  531,445  $  538,600       $ 7,569     $  414
FHLMC                       6.79    1,238,968   1,258,202        19,241          7
RTC                         6.03      248,140     245,086              -     3,054
Other                       5.03      528,126     528,934         1,161        353
Unearned income                -       (6,906)          -         6,906          -
                           -----   ----------  ----------       -------     ------
                            6.24%  $2,539,773  $2,570,822       $34,877     $3,828
                           =====   ==========  ==========       =======     ======

                                                                 Gross       Gross
                        Weighted                            Unrealized  Unrealized
                         Average    Amortized        Fair      Holding     Holding
                           Yield   Cost Basis       Value        Gains      Losses
                         -------   ----------       -----    ---------    --------
(Dollars in thousands)                          December 31, 1992
                        ----------------------------------------------------------

FNMA                        7.18%  $  736,875  $  751,014      $14,296      $  157
FHLMC                       7.14    1,580,066   1,602,577       26,066       3,555
REMIC                       6.79      517,401     520,948        3,796         249
RTC                         7.01      272,378     270,791          146       1,733
Other                       7.14       70,049      67,113          517       3,453
Unearned income                -       (8,712)          -        8,712           -
                           -----   ----------  ----------       -------     ------
                            7.08%  $3,168,057  $3,212,443      $53,533      $9,147
                           =====   ==========  ==========      =======      ======

      Mortgage-backed securities held to maturity consisted of the following:

                                                             Gross       Gross
                       Weighted                         Unrealized  Unrealized
                        Average   Amortized       Fair     Holding     Holding
(Dollars in thousands)    Yield  Cost Basis      Value       Gains      Losses
                        -------  ----------     ------    ---------  ----------
                                            December 31, 1993
                        --------------------------------------------------------

REMIC                      4.80%   $518,979   $516,820        $974     $ 3,133
Other                      3.66      99,595     88,692           -      10,903
                           ----    --------   --------        ----     -------
                           4.61%   $618,574   $605,512        $974     $14,036
                           ====    ========   ========        ====     =======


      At December 31, 1992 there were no mortgage-backed securities held to maturity.

      The fair value of mortgage-backed securities is principally based on quoted market prices.

      Gross realized gains and gross realized losses on mortgage-backed securities, which are included in gain on mortgage sales on the Consolidated Statement of Operations, were as follows:

                                            Year Ended December 31
                                          --------------------------
(Dollars in thousands)                    1993        1992      1991
                                          ----        ----      ----
Realized gains                          $1,097      $1,414      $641
Realized losses                              -            -        62



      Gains and losses on mortgage-backed securities are calculated on the specific identification method.


Note 5:  Loans Receivable

       An analysis of the loan portfolio by type at December 31, 1993 and December 31, 1992 is included in the table on page 117 under the caption "Loan Portfolio by Type." An analysis of the real estate loan portfolio by security type and state at December 31, 1993 is included in the table on page 118 titled "Real Estate Loans and Real Estate by State." An analysis of the California real estate loan portfolio and nonperforming loans by region at December 31, 1993 is included in the table on pages 120 and 121 under the caption "California Real Estate Loans and Foreclosed Real Estate."

      The following comprised loans receivable:


                                                         December 31
                                                ----------------------------
(Dollars in thousands)                                 1993             1992
                                                       ----             ----

Loans receivable
  Real estate
    Held for investment                         $28,788,519      $28,620,125
    Available for sale                              324,080          239,161
  Consumer
    Held for investment                           2,028,255        2,180,975
    Available for sale                              179,642          164,514
                                                -----------      -----------
                                                 31,320,496       31,204,775
                                                -----------      -----------

  Undisbursed loan funds                                617           (5,701)
  Unearned income                                  (157,441)        (169,573)
  Reserve for estimated losses                     (502,269)        (444,897)
                                                -----------      -----------
                                                   (659,093)        (620,171)
                                                -----------      -----------
                                                $30,661,403      $30,584,604
                                                ===========      ===========


      As a result of the adoption of FAS 114, loans previously classified as in-substance foreclosed and reported in real estate are included in loans receivable as of January 1, 1993. The recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $347,755,000 at December 31, 1993. The reserves for estimated losses related to such loans were $40,567,000 at December 31, 1993.

      An analysis of the fair value of loans receivable follows:

                             Net Book          Fair     Unrecognized
(Dollars in thousands)          Value         Value    Gains (Losses)
                            ---------         -----   --------------
                                         December 31, 1993
                          ------------------------------------------
Financial instruments
  Real estate             $28,519,144   $29,311,099         $791,955
  Consumer
    Term                    1,849,874     1,874,501           24,627
    Nonterm                   205,528       205,528                -
                          -----------   -----------         --------
                           30,574,546   $31,391,128         $816,582
                                        ===========         ========
Lease financing                86,857
                          -----------
                          $30,661,403
                          ===========

                                         December 31, 1992
                          ------------------------------------------

Financial instruments
  Real estate             $28,319,540   $28,818,923         $499,383
  Consumer
    Term                    1,807,317     1,804,735           (2,582)
    Nonterm                   359,861       359,861                -
                          -----------   -----------         --------
                           30,486,718   $30,983,519         $496,801
                                        ===========         ========
Lease financing                97,886
                          -----------
                          $30,584,604
                          ===========

      The fair value of single-family real estate loans is principally based on readily available market prices, adjusted for excess yields and various risk factors. Fair value of commercial and apartment loans is determined by computing discounted cash flows on various segments of the loan portfolio. Recent national commitment rates were used as a guide in establishing regional discount rates for commercial and apartment loans. Because the Company's primary asset, SFR ARMs, sells at a premium in the secondary market, the fair value was $790,393,000 higher than the book value at year end. The difference between fair value and book value is not expected to vary significantly in the future. The fair value of income-producing real estate loans, fixed-rate SFRs and second trust deed ARMs held for investment was $1,562,000 higher than book value. The fair value of these portfolios will fluctuate with changes in interest rates.

      Fair value of consumer loans is based on discounted future cash flows. The discount rate used was based upon a projected treasury yield curve adjusted for various risk factors depending on the type of loan. The fair value of nonterm consumer loans is the book value at the reporting date. These loans include checking overdraft, installment loans and other miscellaneous consumer loan related accounts.

      Loans receivable totaling $5,821,415,000 at December 31, 1993, were pledged to secure FHLB borrowings, certain deposits, securities sold under agreements to repurchase and other obligations and accounts.

      Gross unrealized gains on real estate loans available for sale totaled $8,245,000 at December 31, 1993 and $9,266,000 at December 31, 1992.

      The Company had outstanding commitments to fund real estate loans of $776,574,000 at December 31, 1993 which consisted of $196,472,000 fixed-rate and $580,102,000 adjustable rate. At December 31, 1993, fixed-rate commitments had a fair value of $344,000. Fair value is estimated using current market prices adjusted for various risk factors and market volatility. At December 31, 1993, standby letters of credit totaled $14,272,000.

      The Company purchases put options as a hedge of fixed-rate commitments. At December 31, 1993, the options had a notional value of $100,000,000 and
a fair   value of $272,000.  Fair value is estimated using current market prices adjusted for various risk factors and market volatility.

      The Company had outstanding commitments to sell fixed-rate real estate loans of $140,445,000 at December 31, 1993.

      A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors. Each loan is priced separately with a maximum cap and a minimum floor. The weighted-average cap was 13.66 percent and the weighted-average floor was 5.72 percent at December 31, 1993. At December 31, 1993, $8,758,905,000 of ARM loans with an average yield of 7.03 percent had reached their floor rate. Without the floor, the average yield on those loans would have been 6.32 percent. The contract amount on ARMs subject to interest-rate caps and floors does not represent the exposure to market loss.

      The amortization of deferred loan fees included in interest income totaled $50,339,000 in 1993, $51,507,000 in 1992 and $57,239,000 in 1991.

      Certain loans meet the criteria of troubled debt restructurings ("TDRs"). TDRs totaled $294,772,000 at December 31, 1993. This compared with $160,513,000 at the end of 1992 and $151,609,000 at the end of 1991.
There were no additional funds committed at December 31, 1993.

      The Company provides a reserve for uncollected interest, which is essentially based upon loans in foreclosure or delinquent 90 days or more. These loans are considered in "nonaccrual" status. Interest not accrued on all loans that were nonperforming totaled $79,588,000 for the year ended December 31, 1993 compared with $73,230,000 for the year ended December 31, 1992 and $51,160,000 for the year ended December 31, 1991.

      Following is a summary of the reserve for estimated losses and charge-off experience for loans receivable:

                                              Real Estate Loans                   Consumer Loans
                                            ---------------------   -------------------------------------------
                                                                    Consumer       Bank
(Dollars in thousands)                            SFR       Other    Finance       Card      Other       Total
                                                  ---       -----   --------       ----      -----       -----

Balance at December 31, 1988                $  10,701   $  40,386   $ 31,175   $  9,786   $ 13,254   $ 105,302
Provision for losses                           29,400     165,000     21,400     11,195      5,005     232,000
Charge-offs                                    (9,374)    (55,997)   (26,244)   (11,980)   (12,099)   (115,694)
Recoveries                                        155           3      5,385      2,155      3,865      11,563
                                            ---------   ---------   --------   --------   --------   ---------
Balance at December 31, 1989                   30,882     149,392     31,716     11,156     10,025     233,171
Provision for losses                           50,650     169,234     50,300     12,364      2,452     285,000
Charge-offs                                   (11,354)   (193,442)   (30,568)   (13,638)    (5,742)   (254,744)
Recoveries                                         84       1,416      8,960      2,409      2,550      15,419
                                            ---------   ---------   --------   --------   --------   ---------
Balance at December 31, 1990                   70,262     126,600     60,408     12,291      9,285     278,846
Provision for losses                           61,724      23,576     32,600     27,200      4,800     149,900
Charge-offs                                   (32,529)    (68,366)   (63,949)   (20,192)    (8,309)   (193,345)
Recoveries                                        896       5,831      8,923      1,874      1,420      18,944
Reserves of acquired companies                      -           -      7,434          -      1,271       8,705
                                            ---------   ---------   --------   --------   --------   ---------
Balance at December 31, 1991                  100,353      87,641     45,416     21,173      8,467     263,050
Provision for losses                          113,808     228,492     41,900     30,254      5,546     420,000
Charge-offs                                   (53,459)   (117,611)   (55,436)   (28,150)    (8,069)   (262,725)
Recoveries                                        240       5,008     14,661      2,022      2,641      24,572
                                            ---------   ---------   --------   --------   --------   ---------
Balance at December 31, 1992                  160,942     203,530     46,541     25,299      8,585     444,897
Adoption of FAS 114                             3,153      44,821          -          -          -      47,974
                                            ---------   ---------   --------   --------   --------   ---------
Balance at January 1, 1993                    164,095     248,351     46,541     25,299      8,585     492,871
Provision for losses                          300,185     123,468     37,900     (6,533)     7,980     463,000
Charge-offs                                  (254,075)   (151,700)   (50,174)   (20,794)    (1,911)   (478,654)
Recoveries                                      2,034       4,273     15,523      2,028      1,194      25,052
                                            ---------   ---------   --------   --------   --------   ---------
Balance at December 31, 1993                $ 212,239   $ 224,392   $ 49,790   $      -   $ 15,848   $ 502,269
                                            =========   =========   ========   ========   ========   =========


         The ratio of net charge-offs to average loans follows:

                                    Real Estate Loans                   Consumer Loans
                                    -----------------   ---------------------------------------------
                                                        Consumer        Bank
                                    SFR        Other     Finance        Card       Other        Total
                                    ---        -----    --------        ----       -----        -----
Year Ended December 31,
  1993                              .98%        3.96%       2.01%      10.44%        .19%        1.43%
  1992                              .21         3.07        2.42        9.62        1.41          .76
  1991                              .13         1.53        3.84        6.18        1.75          .55
  1990                              .04         4.01        1.64        4.04         .77          .75
  1989                              .04         1.02        1.70        4.09        2.02          .36

/TABLE

      The following table presents the Company's reserve for estimated losses as a percent of the respective loans receivable portfolios:

                                    Real Estate Loans                     Consumer Loans
                                    -----------------    -------------------------------------------
                                                         Consumer      Bank
                                    SFR        Other      Finance      Card       Other        Total
                                    ---        -----     --------      ----       -----        -----
December 31,
  1993                              .83%        6.59%         2.72%        -%       4.20%        1.60%
  1992                              .63         5.83          2.70      9.88        2.34         1.43
  1991                              .39         2.27          2.64      7.06        2.18          .82
  1990                              .28         2.98          4.39      4.08        2.35          .89
  1989                              .13         2.87          2.45      4.12        2.40          .76



Note 6:  Mortgage Banking

      Data pertaining to mortgage banking operations follow:


                                              Year Ended December 31
                                     ------------------------------------
(Dollars in thousands)                     1993         1992         1991
                                           ----         ----         ----
Loans sold
  Adjustable rate                    $  420,864   $   95,218   $  370,250
  Fixed-rate                          3,112,773    4,058,811    2,108,947
Mortgage-backed securities sold
  Adjustable rate                        32,010            -            -
  Fixed-rate                              2,035            -       11,822
                                     ----------   ----------   ----------
                                     $3,567,682   $4,154,029   $2,491,019
                                     ==========   ==========   ==========

                                                       December 31
                                    ----------------------------------------------
(Dollars in thousands)                      1993           1992           1991
                                            ----           ----           ----
Loans serviced for others            $12,336,807    $13,106,074    $12,812,247
Loan servicing spread                        .42%           .34%           .48%

      Loan servicing spread represents net servicing income as a percentage of the average portfolio serviced.

      The present value of retained yield on loans sold is amortized using the interest method adjusted quarterly for actual prepayment experience. Following is a summary of the net unamortized balance of excess servicing on loans sold included in other assets:


(Dollars in thousands)                              1993         1992
                                                    ----         ----

Balance at beginning of year                    $ 28,043     $ 74,811
Reductions from sales                             (3,327)     (21,313)
Amortization                                     (15,556)     (25,455)
                                                --------     --------
Balance at end of year                          $  9,160     $ 28,043
                                                ========     ========


      The fair value of excess/short servicing fees at December 31, 1993 was $17,307,000 and $29,434,000 at December 31, 1992, as determined by recalculation of the discounted cash flows at market rates.

      Gains on mortgage sales were derived from:

                                                      Year Ended December 31
                                                --------------------------------
(Dollars in thousands)                              1993        1992        1991
                                                    ----        ----        ----

Loan servicing spread
  Gains                                         $  5,271    $    961    $      -
  Losses                                          (8,598)    (22,274)     (4,045)
                                                --------    --------    --------
  Net                                             (3,327)    (21,313)     (4,045)
Premiums, net of discounts                         4,985       1,343         361
Deferred loan fees                                29,968      53,787      34,391
Hedging losses, net                               (6,822)     (2,410)     (2,067)
Adjust to lower of cost or market                    (50)      1,379         991
                                                --------    --------    --------
                                                $ 24,754    $ 32,786    $ 29,631
                                                ========    ========    ========
/TABLE

      Mortgage banking servicing income consisted of:


                                           Year Ended December 31
                                    ------------------------------------
(Dollars in thousands)                  1993          1992          1991
                                        ----          ----          ----
Collections                         $ 66,741      $ 78,144      $ 92,372
Amortization of excess servicing     (15,556)      (25,455)      (23,933)
                                    --------      --------      --------
                                    $ 51,185      $ 52,689      $ 68,439
                                    ========      ========      ========


      GWB, as seller and servicer, issued mortgage pass-through certificates comprised of Class A certificates and Class B certificates. The Class B certificate, which GWB retained, are subordinated to the rights of the Class A certificate holders. GWB also sold loans to FNMA and FHLMC whereby a portion of the credit risk was retained. Following are data related to loans sold with credit enhancements and the accompanying exposure related thereto:

                                                          December 31
                                           ------------------------------------
(Dollars in thousands)                           1993         1992         1991
                                                 ----         ----         ----
Loans sold with credit enhancements
  outstanding                              $1,756,576   $2,405,413   $3,355,281
Maximum exposure under credit
  enhancements                                772,583      817,152      817,152


       To facilitate the servicing of delinquent loans under these commitments and to minimize losses to the Company, loans in the amount of $185,825,000 in 1993, $91,263,000 in 1992 and $66,531,000 in 1991 have been repurchased from investors. Repurchased loans are included in the Company's periodic analysis of the adequacy of valuation reserves. Delinquent interest of approximately $8,339,000 in 1993, $6,397,000 in 1992 and $3,453,000 in
1991 was repurchased and subsequently written off.

Note 7:  Real Estate

       An analysis of the real estate portfolio and nonperforming real estate by state at December 31, 1993 is included in the tables on pages 118 and 119 titled "Real Estate Loans and Real Estate by State." An analysis of California foreclosed real estate and nonperforming real estate by region at December 31, 1993 is included in the table on pages 120 and 121 titled "California Real Estate Loans and Foreclosed Real Estate."

       Real estate available for sale or development consisted of:


                                                      December 31
                                                 -------------------------
(Dollars in thousands)                                1993            1992
                                                      ----            ----

Real estate available for sale
  Real estate acquired through foreclosure       $ 370,630      $  618,470
  Loans in-substance foreclosed                          -         497,868
  Other                                             82,174         115,851
                                                 ---------      ----------
                                                   452,804       1,232,189
Property development                               131,017         132,065
Accumulated depreciation                           (26,193)        (25,667)
Reserve for estimated losses                      (123,551)       (185,204)
                                                 ---------      ----------
                                                 $ 434,077      $1,153,383
                                                 =========      ==========


       Real estate available for sale was reduced in 1993 by the adoption of FAS 114, which resulted in the reclassification of loans in-substance foreclosed to loans receivable.

       Interest capitalized on property development totaled $7,484,000 at December 31, 1993 and $6,957,000 at December 31, 1992.

       Real estate operations are summarized below:

                                                   Year Ended December 31
                                             --------------------------------
(Dollars in thousands)                           1993        1992        1991
                                                 ----        ----        ----
Net gain on sales of real estate             $ 11,079     $ 5,639     $ 1,193
Interest recognized on advances                 1,023       1,695       2,314
Net operating losses and holding costs        (45,885)     (6,609)     (6,232)
                                             --------     -------     -------
                                             $(33,783)    $   725     $(2,725)
                                             ========     =======     =======


     Following is a summary of the reserve for estimated losses:


(Dollars in thousands)             1993       1992       1991       1990       1989
                                   ----       ----       ----       ----       ----

Balance at beginning of year   $185,204   $  6,862   $ 13,389   $  6,682   $  7,996
Adoption of FAS 114             (66,102)         -          -          -          -
                               --------   --------   --------   --------   --------
Adjusted balance at
  beginning of year             119,102      6,862     13,389      6,682      7,996
Provision for losses             92,000    220,000     21,000     53,600     65,577
Charge-offs                     (87,673)   (41,658)   (28,266)   (47,813)   (70,192)
Recoveries                          122          -        739        920      3,301
                               --------   --------   --------   --------   --------
Balance at end of year         $123,551   $185,204   $  6,862   $ 13,389   $  6,682
                               ========   ========   ========   ========   ========


Note 8:  Interest Receivable

      Following is a summary of interest receivable:


                                                   December 31
                                              ---------------------
(Dollars in thousands)                            1993         1992
                                                  ----         ----

Real estate loans                             $134,334     $149,808
Mortgage-backed securities                      25,051       31,184
Consumer loans                                   4,046        5,119
Securities                                       7,876        8,492
Taxes                                           43,188       27,836
Other                                              495        7,280
                                              --------     --------
                                              $214,990     $229,719
                                              ========     ========


      Other includes interest receivable on property development advances and interest-rate swaps.


Note 9:  Investment in the Federal Home Loan Bank System

      The investment in the Federal Home Loan Banks consisted of capital stock, at cost, totaling $307,352,000 at December 31, 1993 and $314,373,000 at December 31, 1992.

      The Company earned 3.93 percent in 1993, 1.88 percent in 1992 and 6.01 percent in 1991 from dividends on its investment in FHLB stock. FHLB capital stock is pledged to secure FHLB borrowings. The future earnings on FHLB stock will presumably be restricted due to the funding requirements imposed on the Federal Home Loan Banks for affordable housing programs and the Resolution Funding Corporation.

Note 10:  Premises and Equipment

      Premises and equipment consisted of the following:

                                                            December 31
                                                     -----------------------
(Dollars in thousands)                                     1993         1992
                                                           ----         ----

Land                                                 $   84,950    $  82,770
Buildings and leasehold improvements                    416,676      381,921
Furniture, fixtures and equipment                       528,020      453,143
Construction in progress                                 21,808       55,714
                                                     ----------    ---------
                                                      1,051,454      973,548
Accumulated depreciation and amortization              (427,763)    (378,087)
                                                     ----------    ---------
                                                     $  623,691    $ 595,461
                                                     ==========    =========


      The Company leases various branch offices under capital and noncancellable operating leases which expire at various dates through 2032. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five-to 10-year periods. Future minimum lease payments under all noncancellable leases at December 31, 1993 were as follows:

                                                     Operating       Capital
(Dollars in thousands)                                  Leases        Leases
                                                     ---------       -------

Year ending December 31,
1994                                                  $ 47,740      $  7,633
1995                                                    43,071         7,633
1996                                                    38,296         7,633
1997                                                    33,514         7,633
1998                                                    28,602         7,633
Thereafter                                             192,920        97,902
                                                      --------      --------
Total minimum lease payments                          $384,143       136,067
Amount representing interest                          ========        60,301
                                                                    --------
Present value of minimum lease payments                             $ 75,766
                                                                    ========

      Rental expense charged to earnings was $53,638,000 in the year ended December 31, 1993, $57,823,000 in the year ended December 31, 1992 and $51,440,000 in the year ended December 31, 1991.


Note 11:  Customer Accounts

      A summary of balances at December 31, 1993 and December 31, 1992 by type of account, and at December 31, 1993 by maturity of account is presented on pages 114 and 115, under the captions "By Type," "By Product" and "Year-end 1993 by Maturity." An analysis of term deposits by interest rate and maturity at December 31, 1993 and by interest rate at December 31, 1992 is presented under the caption "Year-end 1993 Term Accounts by Maturity by Interest Rate."

      The average interest rate is based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawals. Noninterest bearing checking accounts represented 3.95 percent of total customer accounts at December 31, 1993 and 2.77 percent at December 31, 1992. Accrued but unpaid interest on customer accounts included in other liabilities totaled $10,685,000 at December 31, 1993 and $11,520,000 at December 31, 1992.

      In 1993, GWB entered into a cash-flow swap agreement related to the Investor's CD, an insured account indexed to the Standard and Poor's ("S&P") 500 performance. GWB agreed to pay a monthly variable rate in exchange for the customer receiving the S&P 500 return. The swap balance outstanding was $60,864,000 and the average interest rate paid by GWB was 4.09 percent as of December 31, 1993.

      The following is a summary of interest expense on customer accounts:


                                           Year Ended December 31
                                    ----------------------------------
(Dollars in thousands)                  1993         1992         1991
                                        ----         ----         ----

Checking                            $ 42,976   $   57,838   $   83,948
Limited access                       162,568      206,801      251,553
Regular savings                       40,418       47,186       59,715
Term                                 693,119    1,021,648    1,572,989
                                    --------   ----------   ----------
                                    $939,081   $1,333,473   $1,968,205
                                    ========   ==========   ==========

      An analysis of the fair value of customer accounts follows:

                                                                   Unrecognized
(Dollars in thousands)               Book Value     Fair Value           Losses
                                     ----------     ----------    -------------
                                                   December 31, 1993
                                    -------------------------------------------
Term                                $17,980,931    $18,014,058          $33,127
Nonterm                              13,550,632     13,550,632                -
                                    -----------    -----------          -------
                                    $31,531,563    $31,564,690          $33,127
                                    ===========    ===========          =======


                                                   December 31, 1992
                                    -------------------------------------------
Term                                $18,050,466    $18,090,774          $40,308
Nonterm                              12,858,199     12,858,199                -
                                    -----------    -----------          -------
                                    $30,908,665    $30,948,973          $40,308
                                    ===========    ===========          =======



      Term deposits are stratified by remaining maturity, and fair value is calculated based on discounted future cash flows. The discount rate used was based upon a projected treasury yield curve plus 100 basis points. Fair value includes the effects of compounding where applicable.

      The fair value of nonterm deposits has been determined to be the amount payable on demand at the reporting date. Nonterm deposits include all customer accounts without defined maturities, such as checking, money market savings and regular savings.


Note 12:  Short-term Borrowings

      An analysis of borrowings by type at December 31, 1993 and December 31, 1992 and by maturity at December 31, 1993 is presented in the table titled "Borrowings" on page 113.

      The following is a summary of short-term borrowings:

                                                      December 31
                                               -------------------------
(Dollars in thousands)                              1993            1992
                                                    ----            ----
Securities sold under agreements
  to repurchase                                $       -      $  716,962
Commercial paper                                 392,658         256,091
Sallie Mae                                       177,025         163,032
Bank borrowings                                   51,800          67,600
Thrift note                                       55,000               -
                                                --------      ----------
                                                $676,483      $1,203,685
                                                ========      ==========


      Because of the short-term nature of these borrowings, fair value approximates book value.

      Securities sold under agreements to repurchase generally represent borrowings of less than 90 days, and book value approximates fair value. These agreements are secured by mortgage loans and securities held by the Company. The collateral is summarized as follows:

                                                                December 31
                                                         ------------------------
(Dollars in thousands)                                       1993            1992
                                                             ----            ----
Repurchase liability                                     $      -        $716,962
Weighted average yield                                          - %          3.60%
U.S. government and federal agency obligations
    Book value                                           $      -        $728,148
    Fair value                                                  -         740,987



       Commercial paper has maturities of less than 270 days, and at December 31, 1993, the average maturity was 27 days. In 1993, GWB syndicated a $1,000,000,000 Thrift Note program. These notes are sold through securities dealers to institutional investors and have maturities of less than 270 days. Other short-term borrowings mature in periods of up to 12 months.

       GWB has a $220,705,000 financing agreement with the Student Loan Marketing Association ("Sallie Mae") and may request advances under the line at a margin over the most recent auction yield for the 91-day U.S. Treasury bill. The borrowings are fully secured by insured student loans made by GWB. The agreement expires March 31, 1994. Borrowings outstanding at December 31, 1993 totaled $177,025,000 at 3.66 percent.

Short-term borrowings are summarized as follows:


(Dollars in thousands)                           1993         1992         1991
                                                 ----         ----         ----
Securities sold under agreements
  to repurchase
  Balance at year end                      $        -   $  716,962   $1,418,884
  Maximum outstanding at
    any month end                           1,384,092    1,155,080    1,418,884
  Average balance during
    the year                                  991,964      418,136      675,486
  Weighted average rate
    during the year                              3.19%        4.14%        5.53%
  Weighted average rate
   at year end                                       -         3.60         4.77

Commercial paper
  Balance at year end                      $  392,658   $  256,091   $  417,144
  Maximum outstanding at
    any month end                             856,973      467,149      458,634
  Average balance during
    the year                                  521,509      311,122      380,165
  Weighted average rate
    during the year                              3.35%        4.10%        6.28%
  Weighted average rate
    at year end                                  3.46         3.77         5.07

Other short-term borrowings
  Balance at year end                      $  283,825   $  230,632   $  359,908
  Maximum outstanding at
    any month end                             428,618      331,373      455,879
  Average balance during
    the year                                  303,850      266,567      279,898
  Weighted average rate
    during the year                             3.77%        4.49%        6.40%
  Weighted average rate
    at year end                                  3.78         4.27         5.07
/TABLE

Note 13:  Other Borrowings

      An analysis of borrowings by type at December 31, 1993 and December 31, 1992 and by maturity at December 31, 1993 is presented in the table titled "Borrowings" on page 113. Debt issue costs are amortized on the interest method over the term of the debt.

      The following is a summary of other borrowings:

                                                  December 31
                                          --------------------------
(Dollars in thousands                           1993            1992
                                                ----            ----

Senior debt                               $2,425,953      $2,580,857
FHLB borrowings                              306,150         310,745
Other                                         70,755          55,765
                                          ----------      ----------
                                          $2,802,858      $2,947,367
                                          ==========      ==========

      An analysis of the fair value of other borrowings follows:

                                                            Unrecognized
                             Book value       Fair value          Losses
                             ----------       ----------    ------------
(Dollars in thousands)                   December 31, 1993
                             -------------------------------------------
Fixed-rate notes             $2,312,903       $2,494,230        $181,327
FHLB borrowings                 306,150          309,710           3,560
Medium-term notes                84,800           87,877           3,077
Floating-rate notes              28,250           28,373             123
Other                            70,755           86,269          15,514
                             ----------       ----------        --------
                             $2,802,858       $3,006,459        $203,601
                             ==========       ==========        ========

                                          December 31, 1992
                             -------------------------------------------
Fixed-rate notes             $2,162,847       $2,326,187        $163,340
FHLB borrowings                 310,745          319,350           8,605
Medium-term notes               309,910          318,777           8,867
Floating-rate notes             108,100          108,199              99
Other                            55,765           67,495          11,730
                             ----------       ----------        --------
                             $2,947,367       $3,140,008        $192,641
                             ==========       ==========        ========


      Long-term borrowings are stratified by remaining maturity, and fair value is calculated based on discounted future cash flows. The discount rate used was based upon a projected treasury yield curve plus 100 basis points. The maturity used in the present value calculations of long-term, variable-rate borrowings is the date at which the borrowing would next be repriced.

FHLB Borrowings

      FHLB borrowings are secured by pledges of real estate loans and the capital stock of the FHLB. At December 31, 1993, interest rates, both fixed and variable, ranged from 3.35 percent to 12.27 percent. Average FHLB borrowings were $1,058,257,000 in 1993, $342,576,000 in 1992 and $612,233,000
in 1991.  Based upon these balances, the weighted average interest rate was
4.59 percent in 1993, 9.05 percent in 1992 and 9.61 percent in 1991.

      GWB has various borrowing alternatives with the FHLB, which include a $122,000,000 facility for overnight advances.

Senior Debt

      The Company has the following senior debt outstanding:

                                                               December 31
                                           Rate at      ------------------------
(Dollars in thousands)                    12-31-93            1993          1992
                                          --------            ----          ----
GWB fixed-rate notes, due
  between 1994 and 2001
  at various rates                           10.00%     $  770,991    $1,009,138
GWB medium-term notes,
  various rates, with
  maturities between two
  months and ten months                       8.78          61,800       246,910
Parent company fixed-rate
  notes, due between 1998
  and 2002                                    7.39         672,226       298,992
Parent company floating-rate
  notes                                          -               -        74,850
GW Overseas Finance N.V.
  Eurodollar notes, floating
  rates (guaranteed by GWFC)                     -               -         5,000
Parent company Eurodollar
  notes, floating rates,
  due 1995                                    5.25          28,250        28,250
Aristar medium-term notes,
  various rates, with
  maturities between two
  years and three years                       9.33          23,000        63,000
Other Aristar senior
  indebtedness, due between
  1994 and 1999 at various
  rates                                       7.95         869,686       854,717
                                                        ----------    ----------
                                                        $2,425,953    $2,580,857
                                                        ==========    ==========


      In July 1993, GWFC issued $225,000,000 in senior debt with a coupon of
6.375 percent which matures on July 1, 2000.

      Also in July 1993, Aristar issued $150,000,000 in senior debt with a coupon of 5.75 percent and a maturity of July 15, 1998.

      In June 1993, GWFC issued $150,000,000 in senior debt with a coupon of
6.125 percent and a maturity of June 15, 1998.

      In July 1992, Aristar issued $100,000,000 in senior debt with a coupon of 6.25 percent and a maturity of July 15, 1996. Also in July 1992, Aristar issued $100,000,000 of senior subordinated debt with a coupon of 7.50 percent and a maturity of July 1, 1999.

      In February 1992, Aristar issued $100,000,000 in senior debt with a coupon of 7.375 percent and a maturity of February 15, 1997, and $100,000,000 in senior debt with a coupon of 7.875 percent and a maturity of February 15, 1999.

      In February 1992, GWFC issued $200,000,000 in senior debt with a coupon of 8.60 percent and a maturity of February 1, 2002.

      In 1993 and 1992, GWB did not have issues under its medium-term note program, and an additional $440,000,000 may be issued under existing shelf registrations.

Credit Facilities

      In December 1993, Aristar syndicated a multi-year $120,000,000 International Credit Facility ("ICF") with eight banks. This agreement was done to provide for backup liquidity and general corporate purposes. This ICF provides for drawdowns at a spread to London Interbank Offered Rate ("LIBOR"). There were no borrowings under this agreement in 1993.

      In July 1993, GWB syndicated a $175,000,000 ICF with seven international banks for backup liquidity and general corporate purposes. There were no borrowings under this facility in 1993.

      Also, in July 1993, GWB syndicated a $340,000,000 Domestic Credit Facility ("DCF") with seven domestic banks for backup liquidity and general corporate purposes. There were no borrowings under this facility in 1993.

      In January 1992, Aristar syndicated a multi-year $200,000,000 DCF with 10 domestic banks for backup liquidity and general corporate purposes. There were no borrowings under this facility in 1993 or 1992.

      The Company is subject to various debt covenants and believes it is in compliance at December 31, 1993.

Interest-Rate Swaps

      The Company had interest-rate swaps related to FHLB borrowings of $109,000,000 at December 31, 1993 which yielded a rate of 3.48 percent tied to three-month LIBOR, paid a rate of 5.26 percent and mature in 1998. The net cost of swap agreements was $3,825,000 for the year ended December 31, 1993, $11,045,000 for the year ended December 31, 1992 and $4,304,000 for the year ended December 31, 1991, which was charged to interest expense. The fair value of outstanding swaps at December 31, 1993 was a gain of $97,000 based on expected remaining net cash flows discounted at three-month LIBOR.


Note 14:  Federal and State Taxes on Income

      Following is a summary of the provision for taxes on income:


                                              Year Ended December 31
                                          --------------------------------
(Dollars in thousands)                       1993         1992        1991
                                             ----         ----        ----
Current tax expense
  Federal                                 $21,300    $ 169,700    $173,000
  State                                      (800)      45,600      50,700
                                          -------    ---------    --------
                                           20,500      215,300     223,700
                                          -------    ---------    --------
Deferred tax expense (benefit)
  Federal                                    (800)    (139,700)    (16,000)
  State                                    10,300      (34,000)       (400)
                                          -------    ---------    --------
                                            9,500     (173,700)    (16,400)
                                          -------    ---------    --------
                                          $30,000    $  41,600    $207,300
                                          =======    =========    ========

      Deferred tax liabilities (assets) are comprised of the following:

                                                             December 31
                                                     -------------------------
(Dollars in thousands)                                    1993            1992
                                                          ----            ----
Deferred tax liabilities
  Loan fees and interest income                      $ 179,075      $ 183,676
  Financial leases                                      82,368         83,885
  FHLB dividends                                        50,106         46,617
  Amortization of intangibles                           43,454         48,898
  Depreciation                                          24,635         16,689
  Accrued interest income                               15,685         12,725
  Unrealized holding gains on securities                15,594               -
  Sales of unearned interest income                     11,690         15,030
  Partnership income                                     9,351         11,272
  Cash method of accounting for income
    tax reporting                                        8,439          9,763
  Election to reduce basis                               1,736          2,377
  Other deferred income items                           30,581         22,679
                                                     ---------      ---------
                                                       472,714        453,611
                                                     ---------      ---------
Deferred tax assets
  Loss reserves                                       (211,615)      (222,623)
  Postemployment benefits                              (22,517)       (21,172)
  Unearned insurance commission                        (10,157)        (9,642)
  Deferred compensation                                 (9,079)        (8,973)
  State taxes                                           (8,962)       (26,052)
  Gain on mortgage sales                                (8,402)        (4,688)
  Other deferred deduction items                       (41,195)       (24,768)
                                                     ---------      ---------
                                                      (311,927)      (317,918)
Deferred tax assets valuation allowance                      -              -
                                                     ---------      ---------
Net deferred tax liabilities                         $ 160,787      $ 135,693
                                                     =========      =========

      The following table reconciles the statutory income tax rate to the consolidated effective income tax rate:

                                                        Year Ended December 31
                                                       --------------------------
                                                       1993       1992       1991
                                                       ----       ----       ----

Federal income tax rate                                35.0%      34.0%      34.0%
State franchise tax rate, net of federal
  income tax effect                                     7.2        7.6        6.3
                                                       ----       ----       ----
Statutory income tax rate                              42.2       41.6       40.3
Increase (reduction) in tax rate resulting from:
    Amortization of intangibles                         7.6       15.9        1.7
    Settlements with Internal Revenue Service          (9.8)         -          -
    Reversal of taxes previously provided              (5.9)      (5.0)       (.8)
    Adjustment of deferred tax rate                     2.2       (4.5)         -
    Federal bad debt deduction                            -          -        (.1)
    Other items, net                                   (3.7)      (4.4)       (.1)
                                                       ----       ----       ----
                                                       32.6%      43.6%      41.0%
                                                       ====       ====       ====


      For 1991, tax benefits were not recognized for additions to general loss reserves in excess of available tax bad debt deductions of ($851,000). Fully diluted earnings per share would have been $2.23 in 1991 without the impact of the bad debt deduction. In 1992 and 1993, under FAS 109, tax benefits were recognized for additions to general loss reserves without regard to the available tax bad debt deductions.

      Taxes on income included the following:

                                                       December 31
                                                 ----------------------
(Dollars in thousands)                               1993          1992
                                                     ----          ----
Net deferred liability
  Federal income tax                             $ 97,438      $ 86,013
  State franchise tax                              63,349        49,680
                                                 --------      --------
                                                  160,787       135,693
Taxes payable                                      24,039        64,106
                                                 --------      --------
                                                 $184,826      $199,799
                                                 ========      ========

      Thrift institutions that meet certain tests prescribed by the Internal Revenue Code are allowed a bad debt deduction for federal income tax purposes of either 8 percent of taxable income, or an amount determined from the thrift's loss experience. For 1993, 1992 and 1991 the Company used its loss experience to determine federal taxes payable.

      In accordance with FAS 109, a deferred tax liability of $241,522,000 has not been recognized at December 31, 1993 for $690,064,000 of temporary differences relating to the tax bad debt reserves of the Bank that arose prior to 1988.

      The Company's tax returns have been audited by the Internal Revenue Service through December 31, 1985 and by the California Franchise Tax Board through December 31, 1986.


Note 15:  Employee Benefit Plans
Pension Plans

      The Great Western Retirement Plan ("the plan") covers a majority of employees. Benefits under this plan are generally based on years of service and the highest consecutive 60-months earnings during the last 120 months of credited service prior to retirement. The Company's general funding policy is to contribute the maximum amount deductible for federal income tax purposes. Total plan expense was $8,753,000 in 1993, $6,625,000 in 1992 and $5,620,000 in 1991.

      The net periodic pension cost is computed as follows:


                                                    Year Ended December 31
                                               ------------------------------
(Dollars in thousands)                             1993       1992       1991
                                                   ----       ----       ----

Service cost                                   $  9,899   $  8,584   $  7,266
Interest cost                                    12,351     10,794      9,792
Return on plan assets                           (15,715)   (12,357)   (12,730)
Net amortization of initial
  unrecognized net
  (asset) as of January 1, 1987                    (676)      (676)      (676)
Amortization of unrecognized net
  gain and deferrals                              3,079        466      2,154
Amortization of unrecognized prior
  service cost                                     (185)      (186)      (186)
                                               --------   --------   --------
                                               $  8,753   $  6,625   $  5,620
                                               ========   ========   ========

     Assumptions used in determining the net periodic pension cost were:

                                                      Year Ended December 31
                                                    -------------------------
                                                    1993       1992      1991
                                                    ----       ----      ----

Weighted average discount rate                      8.00%      8.00%    8.25%
Rate of increase in future compensation levels      5.75       5.75      6.00
Expected long-term rate of return on plan assets    9.00       9.00      9.00



      Although the actual return on plan assets is shown, the expected long-term rate of return is used in determining net periodic pension cost. The difference between the actual return and expected return is shown as amortization of unrecognized net gain (loss).

      Accumulated plan benefit information and the funded status of the plan follow:

                                                        December 31
                                                    ---------------------
(Dollars in thousands)                                  1993         1992
                                                        ----         ----
Accumulated benefit obligation
  Vested                                            $132,074     $107,982
  Nonvested                                            4,673        4,970
                                                    --------     --------
                                                    $136,747     $112,952
                                                    ========     ========
Projected benefit obligation                        $168,867     $140,798
Fair value of plan assets                            172,200      149,709
                                                    --------     --------
Excess of assets over projected
  benefit obligation                                   3,333        8,911
Unrecognized net transition asset                     (1,353)      (2,029)
Unrecognized prior service costs                        (371)        (556)
Unrecognized net loss                                 25,675       16,493
                                                    --------     --------
Prepaid pension cost included in
  other assets                                      $ 27,284      $ 22,819
                                                    ========      ========
/TABLE

      The assumptions used in determining the actuarial present value of the projected benefit obligation were:

                                                      December 31
                                                ----------------------
                                                1993     1992     1991
                                                ----     ----     ----
Weighted average discount rate                  7.75%    8.00%    8.00%
Rate of increase in future
  compensation levels                           5.50     5.75     5.75
Expected long-term rate of return
  on plan assets                                9.00     9.00     9.00


     Plan assets include certificates of deposit at GWB, equity securities, mutual funds, mortgage-backed securities and other fixed-income securities. Certificates of deposit at GWB totaled $24,850,000 at December 31, 1993 and $40,350,000 at December 31, 1992.

     The Company also sponsors a non-qualified, unfunded, supplemental executive retirement plan for certain senior officers and a nonqualified unfunded directors' retirement plan. Data related to these plans follow:

                                              December 31
                                         --------------------
(Dollars in thousands)                      1993         1992
                                            ----         ----
Projected benefit obligation             $26,281      $21,593
Unrecognized net obligation                4,294        4,801



     Pension expense for these plans totaled $4,420,000 for 1993, $3,631,000 for 1992 and $2,850,000 for 1991.

     The Company provides an optional deferred compensation plan for certain employees. Eligible employees can defer a portion of their compensation and the Company agrees to pay interest on the balance of funds deferred. An enhanced rate is paid on funds deferred over three years.

     The Company has purchased cost recovery life insurance, primarily with one carrier, on the lives of the participants of the supplemental executive retirement plan, directors' retirement plan and deferred compensation plan and it is sole owner and beneficiary of said policies. The amount of
coverage is   designed to provide sufficient revenues to fund said plans.
The net cash surrender value of this life insurance, recorded in other assets, was $143,069,000 at December 31, 1993 and $116,947,000 at December 31, 1992, and net premium income related to insurance purchased was $5,967,000 in 1993, $3,768,000 in 1992 and $396,000 in 1991.

Postretirement Plans

     The Company sponsors unfunded defined benefit postretirement plans that provide medical and life insurance coverage to eligible employees and dependents based on age and length of service. Medical coverage options are the same as available to active employees. The cost of plan coverage for retirees and their qualifying dependents is based upon a point system that combines age and years of service which results, generally, in lower costs to retirees in conjunction with higher accumulated points within limits.

     The following table shows the plan's funded status reconciled to the accrued postretirement benefit cost included in other liabilities on the Consolidated Statement of Financial Condition.


(Dollars in thousands)                                    December 31, 1993
                                                          -----------------
Accumulated postretirement benefit obligation
  Retirees                                                          $31,300
  Fully eligible active employees                                     4,100
  Other active employees                                             15,200
                                                                    -------
                                                                     50,600
Unrecognized net loss                                                (5,056)
                                                                    -------
Accrued postretirement benefits                                     $45,544
                                                                    =======

     The net postretirement medical and life insurance costs follow:

                                               Year ended December 31
                                             ------------------------
(Dollars in thousands)                         1993              1992
                                               ----              ----
Service cost                                 $1,856            $1,759
Interest cost of accumulated
  postretirement benefit
  obligation                                  3,370             3,133
                                             ------            ------
                                             $5,226            $4,892
                                             ======            ======

     The cost of these benefits, funded currently, was approximately $1,095,000 in 1991.

     For measurement purposes, the cost of medical benefits was projected to increase at a rate of 13 percent in 1993, thereafter decreasing 1 percent per year until a stable 7 percent medical inflation rate is reached in 1999. Increasing the assumed health care cost trend by 1 percent in each year would increase the accumulated postretirement benefit obligation at December 31, 1993 by approximately $3,500,000 and the aggregate of the service and interest components of net periodic postretirement benefit cost for the year ended December 31, 1993 by $500,000. The present value of the accumulated benefit obligation assumed an 7.75 percent discount rate compounded annually.

Stock Option Plans

     The Company currently has a stock option plan in effect: the 1988 Stock Option and Incentive Plan ("stock option plan"). Options are granted at the market value of the common stock on the date of grant. The stock option plan consists of two separate plans: The Key Employee Program under which options (both incentive and nonqualified), stock appreciation rights, dividend equivalents and certain other performance and incentive awards may be granted to officers, key employees and certain other individuals; and the Non-employee Director Program under which non-qualified options will be automatically granted to non-employee directors under certain circumstances. The Company has set aside 12,500,000 shares of common stock to be delivered pursuant to the stock option plan, of which a maximum of 750,000 may be delivered under the Non-employee Director Program. Options may be exercised either by payment of cash, or the optionee may deliver GWFC common stock of an equivalent market value at the date of exercise. Proceeds from the exercise of stock options are credited to common stock for the aggregate par value of shares issued, and the excess is credited to additional capital.

     In 1993 and 1992, the Company granted performance-based restricted stock awards to encourage and reward high levels of performance of the Company as measured by returns to shareholders. The shares will fully vest 10 years after the award date, and prior to such time, they are subject to accelerated vesting based on the Company's performance. The Company granted 7,500 shares in 1993, with a value of $122,000 and 1,086,200 shares in 1992, with value of $20,126,000. The unearned compensation is recorded as a separate reduction of stockholders' equity and is being amortized to expense over 60 months. The total amount of compensation expense related to restricted stock awards recorded was $3,693,000 in 1993 and $3,671,000 in 1992.

     Stock appreciation rights ("SAR") may be granted in conjunction with certain options previously granted or with future options. An SAR entitles the holder, at the discretion of the Company, to receive cash or shares of GWFC common stock, or a combination thereof, at a value equal to the excess of the fair market value on the date of exercise over the option price. Exercise of an option or companion SAR automatically cancels the related option or right.

     Information with respect to stock options follows:


                                     Option Shares   Option Price Range
                                     -------------   ------------------

1992
  Outstanding at beginning of year       5,140,767      $ 7.20 - $22.15
  Granted                                  589,900       18.00 -  18.63
  Cancelled                               (108,225)      14.25 -  18.63
  Exercised                               (329,055)       7.20 -  18.45
                                       -----------      ---------------
  Outstanding at end of year             5,293,387        7.70 -  22.15
1993
  Granted                                  628,600       16.38 -  19.38
  Cancelled                               (162,137)      10.38 -  19.38
  Exercised                               (443,255)      10.38 -  18.63
                                       -----------      ---------------
  Outstanding at end of year             5,316,595      $ 7.70 - $22.15
                                       ===========      ===============
  Options exercisable at
    December 31, 1993                    3,483,935      $ 7.70 - $22.15
                                       ===========      ===============
/TABLE

Savings Plans

     The Company has an Employee Savings Incentive Plan which grants to all eligible employees the opportunity to invest up to 14 percent of their earnings in certain investment alternatives. For investments by employees of up to 6 percent of their earnings, the Company is obligated to and has contributed an amount equal to one-half thereof for credit to the employees' accounts. Further, the board of directors, at its discretion, may increase the Company's contribution to match up to 100 percent of the Company's obligated contribution. In 1992 and 1991 discretionary awards were made.
The Company contributed approximately $6,703,000 in 1993, $9,439,000 in 1992 including a discretionary addition of $3,599,000, and $8,761,000 in 1991, including a discretionary addition of $3,990,000.


Note 16:  Stockholders' Equity

     In September 1992, the Company issued 6,600,000 depositary shares, each representing a one-tenth interest in a share of 8.30 percent cumulative preferred stock. The preferred stock has a liquidation value of $250 per share. The preferred stock will not be redeemable prior to November 1, 1997. Each share of preferred stock, $1.00 par value, will be redeemable at the option of the Company on or after November 1, 1997 at $250 per share, plus accrued and unpaid dividends. Dividends are cumulative from the date of issue and are payable quarterly.

     In May 1991, the Company issued 2,587,500 depositary shares, each representing a one-fifth interest in a share of 8.75 percent cumulative convertible preferred stock. The preferred stock has a liquidation value of $250 per share. The preferred stock will not be redeemable prior to May 1, 1996. Each share of preferred stock, $1.00 par value, will be redeemable for cash at the option of the Company, in whole or in part, at prices declining to $250 per share on or after May 1, 2001, from $260.94 per share on or after May 1, 1996, plus accrued and unpaid dividends. Each share of preferred stock will be convertible at the option of the holder into shares of common stock of the Company at a conversion price of $20.40 per share of common stock, subject to adjustment in certain events. Dividends are cumulative from the date of issue and are payable quarterly.

     Authorized but unissued shares of common stock reserved for stock options were 12,549,475 at December 31, 1993 and 6,969,287 at December 31, 1992. In addition, 3,946,527 shares of common stock had been reserved for the Dividend Reinvestment Plan.

     Parent company equity in retained earnings of subsidiaries was $1,063,841,000 at December 31, 1993 and $1,499,026,000 at December 31, 1992.

     The payment of dividends to the parent company from its subsidiaries is subject to certain regulatory requirements, restrictions imposed by lenders and federal income tax consequences.

     GWB is subject to the regulations of the OTS. A regulation applicable to savings associations imposes limitations upon capital distributions, including cash dividends. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of
1) 100 percent of their net income during the calendar year, plus the amount that would reduce by one-half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or 2) 75 percent of their net income over the most recent four quarter periods. Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirements, which have not been notified that they are in need of more than normal supervision. Minimum capital requirements are imposed by the thrift regulators. GWB believes that it is a Tier 1 association.

     The following ratios compare GWB with the fully phased-in capital requirements under regulations issued by the OTS:

                                           December 31, 1993
                           -------------------------------------------------
                               Actual             OTS Benchmark
                           ----------------      --------------      Capital
(Dollars in millions)      Amount        %       Amount       %       Excess
                           ------       ---      ------      ---     -------

Leverage/tangible ratio    $1,876      5.25      $1,071    3.00         $805
Risk-based ratio            2,516     11.69       1,722    8.00          794



     Certain debt agreements of GWB and Aristar provide for the maintenance of minimum levels of equity. The federal income tax consequences arising from the payment of dividends by GWB are discussed below. Management believes, after taking into consideration all of the foregoing restrictions and requirements, that the Company will be able to continue to pay dividends to its stockholders without adverse tax consequences.

     Thrift institutions that meet certain tests prescribed by the Internal Revenue Code are allowed a bad debt deduction for federal income tax purposes. Because of such deductions, only $658,000,000 of retained earnings of the Bank at December 31, 1993 are available for use without adverse tax consequences. This amount represents the earnings and profits of the Bank which, in accordance with the Internal Revenue Code, are available for the payment of dividends. If retained earnings in excess of earnings and profits are subsequently used by the Bank for purposes other than to absorb loan losses, including distributions in liquidation, the amounts used will be subject to federal income taxes at the then prevailing corporate tax rates. It is not contemplated that retained earnings will be used in a manner which will create federal income tax liabilities.


Note 17:  Contingent Liabilities

     In the normal course of its business, the Company is named a defendant in various legal proceedings and claims. In the opinion of management, after consultation with outside legal counsel representing the Company in these lawsuits, their outcomes will not have a material effect on the Company's financial position or results of operations.


Note 18:  Parent Company Financial Information

     Effective June 30, 1993, Aristar became a wholly-owned subsidiary of the Company. This realignment was in the form of a dividend from GWB to GWFC and a simultaneous cash capital contribution by GWFC to GWB of $369,473,000 which represented the dividended company's book value. Aristar is expected to be a source of operating income.

Statement of Operations

                                                Year Ended December 31
                                          ---------------------------------
(Dollars in thousands)                         1993        1992        1991
                                               ----        ----        ----
Income
Dividends from subsidiary banks           $ 500,970    $156,340    $126,880
Dividends from nonbanking
  subsidiaries                               23,500       7,500       5,000
Management fees and interest
  charged subsidiaries                       10,705      11,289      32,844
(Loss) income from securities
  and investments                              (343)        (55)      2,215
Other                                         3,056           2       2,612
                                          ---------    --------    --------
                                            537,888     175,076     169,551
                                          ---------    --------    --------
Expenses
Interest expense on borrowings               45,219      35,030      50,749
Operating and administrative                 17,805      20,209       8,884
Federal and state taxes
  (credits) on income                       (22,368)    (18,944)     (8,954)
                                          ---------    --------    --------
                                             40,656      36,295      50,679
                                          ---------    --------    --------
Earnings before accounting change
  and undistributed net earnings
  of subsidiaries                           497,232     138,781     118,872
Accounting change                                 -        (247)          -
Undistributed net (loss) earnings
  of subsidiaries                          (435,185)    (53,528)    179,258
                                          ---------    --------    --------
                                          $  62,047    $ 85,006    $298,130
                                          =========    ========    ========

         The parent company joins with its subsidiaries, other than the life insurance subsidiary, in filing a consolidated federal income tax return.
In the return, the parent company's taxable income or loss is consolidated with the taxable income or loss of its subsidiaries. The parent company's share of income taxes is based on the amount of tax which would be payable if separate returns were filed. Therefore, the parent company's equity in net earnings of subsidiaries is excluded from its computation of the provision for taxes on income for financial statement purposes. Taxes receivable consist primarily of amounts due from subsidiaries for taxes paid on their behalf.

Statement of Financial Condition

                                                        December 31
                                                -------------------------
(Dollars in thousands)                                 1993          1992
                                                       ----          ----
Assets
Cash                                            $       500     $       39
Certificates of deposit and federal funds           210,000              -
Securities available for sale                        24,915              -
Investment in subsidiaries at cost plus
  equity in undistributed earnings
    Great Western Bank                            2,247,689      2,310,161
    Nonbanking subsidiaries                         428,535         44,364
Advances to subsidiaries                             54,271        282,457
Taxes receivable                                     60,662        106,830
Other assets                                        239,505        204,592
                                                 ----------     ----------
                                                 $3,266,077     $2,948,443
                                                 ==========     ==========
Liabilities and stockholders' equity
Accounts payable and accrued expenses            $  142,200     $   93,467
Notes payable to GW Overseas Finance N.V.                 -          3,150
Floating-rate notes                                  28,250        103,100
Fixed-rate notes                                    672,226        298,992
                                                 ----------     ----------
                                                    842,676        498,709
Stockholders' equity (see Consolidated
  Statement of Financial Condition)               2,423,401      2,449,734
                                                 ----------     ----------
                                                 $3,266,077     $2,948,443
                                                 ==========     ==========

Following is a summary of the parent company debt by maturity:

(Dollars in thousands)                             December 31, 1993
                                                   -----------------

1995                                                        $ 28,250
1998                                                         249,477
1999 and thereafter                                          422,749
                                                            --------
                                                            $700,476
                                                            ========
/TABLE

Statement of Cash Flows

                                                     Year Ended December 31
                                              ------------------------------------
(Dollars in thousands)                             1993         1992          1991
                                                   ----         ----          ----
Operating Activities
  Net earnings                                $  62,047    $  85,006     $ 298,130
  Noncash adjustments to net earnings
    Undistributed net loss (earnings)
       of subsidiaries                          435,185       53,528      (179,258)
    Income taxes                                 46,170      (52,999)          886
    Other                                       245,699       (4,677)      100,743
                                              ---------    ---------     ---------
  Net cash provided by operating
    activities                                  789,101       80,858       220,501
                                              ---------    ---------     ---------
Financing Activities
  Proceeds from issuance of
    Common stock                                 31,168       14,419         6,137
    Preferred stock                                   -      159,446       126,041
  Cash dividends paid                          (145,892)    (134,263)     (119,090)
                                              ---------    ---------     ---------
                                               (114,724)      39,602        13,088
  Borrowings
    Proceeds from new long-term debt            373,019      199,034        99,872
    Repayment of long-term debt                 (77,785)    (271,664)     (337,650)
                                              ---------    ---------     ---------
                                                295,234      (72,630)     (237,778)
                                              ---------    ---------     ---------
  Net cash provided by (used in)
    financing activities                        180,510      (33,028)     (224,690)
                                              ---------    ---------     ---------
Investing Activities
  Net change in short-term investment
    securities available for sale               (24,919)           -       120,175
  Investment in subsidiaries                   (734,231)     (48,662)     (119,720)
                                              ---------    ---------     ---------
  Net cash (used in) provided by
    investing activities                       (759,150)     (48,662)          455
                                              ---------    ---------     ---------
Net increase (decrease) in cash and
  cash equivalents                              210,461         (832)       (3,734)
Cash and cash equivalents at
  beginning of year                                  39          871          4,605
                                              ---------    ---------     ---------
Cash and cash equivalents at
  end of year                                $ 210,500     $      39     $      871
                                             =========     =========     ==========
Supplemental cash flow disclosure
Cash paid for
  Interest on borrowings                     $  38,427     $  28,776     $  52,368
  Income taxes                                   8,761        47,145        33,561


Note 19:  Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial operating data are included in Stockholder Data and Quarterly Information (Unaudited) on pages 122, 123 and 124 of this annual report to stockholders.

     Third quarter 1993 earnings were affected by an additional $150 million of provisions for losses on loans and real estate established for four separate bulk sales of distressed assets.

     In the fourth quarter of 1992, $335 million was provided for losses on loans and real estate, which resulted primarily from the Company's efforts to accelerate disposition of problem loans and real estate.

     In the third quarter of 1992, $129 million was provided for losses on loans and real estate, which resulted from continued weakness in real estate markets and an effort to accelerate the liquidation of nonperforming commercial real estate properties.


Note 20:  Segment Data

     The Company operates in the banking and consumer finance industries. The Bank operations are primarily one business segment, attracting customer deposits for real estate lending. However, ancillary activities related to real estate lending, mortgage banking and retail banking are also included. Consumer finance operations include installment loans to consumers and installment contracts purchased from retail merchants as well as home equity loans. A summary of business segments is included in the table within Segment Data in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Report of Independent Accountants








To the Board of Directors and Stockholders
Great Western Financial Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Great Western Financial Corporation and its subsidiaries ("the Company") at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company adopted accounting standards that changed its methods of accounting for postretirement benefits other than pensions and income taxes in 1992, and its methods of accounting for impairment of loans and certain debt and equity securities in 1993.



/s/Price Waterhouse

Los Angeles, California
January 31, 1994

Management's Commentary on Financial Statements






      Management is responsible for the integrity and objectivity of the financial statements and other information in this report. The statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances. They meet the requirements of the Securities and Exchange Commission. The financial statements reflect management's judgement and estimates relating to events not concluded by year end.

      The Company's code of conduct, communicated to all officers and employees, requires adherence to high ethical standards in the conduct of the Company's business.

      Management is responsible for maintaining a system of internal control and has established a system of internal accounting control designed to provide reasonable assurance that transactions are recorded properly to permit preparation of financial statements, that transactions are executed in accordance with management's authorizations and that assets are safeguarded from significant loss or unauthorized use.

      Management supports an extensive program of internal audits to evaluate the adequacy of internal controls as well as to monitor compliance with management's directives and regulatory agencies' requirements. The audit committee of the board of directors is composed of nine outside directors, none of whom is an officer or employee of the Company. The audit committee meets with the internal and external auditors to review the scope of audits, findings and actions to be taken by management.



/s/Carl F. Geuther

Carl F. Geuther
Executive Vice President and Chief Financial Officer

January 31, 1994

STATISTICAL INFORMATION
Cash and Securities Analysis

                                                                          December 31
                                                          ----------------------------------------------
                                               Rate at
(Dollars in millions)                         12-31-93      1993      1992      1991      1990      1989
                                              --------      ----      ----      ----      ----      ----
By Type
Certificates of deposit, federal funds,
  bankers acceptances                             3.35%   $  217    $  350    $  105    $  358    $  466
U.S. government securities                        3.24       336         4       107       173       136
Federal agency securities                         6.24        41        49        23        58        64
Corporate debt securities                         6.49       433       452       455       485       623
Other securities                                  5.11        61       119        93       211        30
                                                  ----    ------    ------    ------    ------    ------
                                                           1,088       974       783     1,285     1,319
Cash                                                         759       686       615       535       571
                                                          ------    ------    ------    ------    ------
                                                          $1,847    $1,660    $1,398    $1,820    $1,890
                                                          ======    ======    ======    ======    ======
Yield to maturity on interest earning
  securities at year end, excluding
  insurance subsidiary                                      4.66%     5.21%     6.74%     7.93%     8.76%

Year-end 1993 by Maturity

(Dollars in millions)                                           Less than          1-5            5-10       After 10
Fair Value                                         Total         one year         years          years          years
                                                   -----        ---------         -----          -----      ---------
Certificates of deposit, federal funds,
  bankers acceptances                        $  217   3.35%   $217   3.35%   $  -      -%   $  -      -%   $ -      -%
U.S. government securities                      336   3.24     324   3.16       6   5.25       6   5.62      -      -
Federal agency securities                        41   6.24       1   4.40      17   5.68      17   6.85      6   6.34
Corporate debt securities                       433   6.49     229   6.71     182   6.14      20   7.17      2   6.46
Other securities                                 61   5.11      40   3.70       3   4.70      18   8.32      -      -
                                             ------   ----    ----   ----    ----   ----    ----   ----    ---   ----
                                             $1,088   4.77%   $811   4.24%   $208   6.06%   $ 61   7.27%   $ 8   6.48%
                                             ======   ====    ====   ====    ====   ====    ====   ====    ===   ====
Securities, excluding insurance
  subsidiary                                 $1,027   4.66%   $798   4.22%   $182   5.91%   $ 40   7.47%   $ 7   6.51%
                                             ======   ====    ====   ====    ====   ====    ====   ====    ===   ====

Amortized Cost

Certificates of deposit, federal funds,
  bankers acceptances                        $  217           $217           $  -           $  -           $ -
U.S. government securities                      336            324              6              6             -
Federal agency securities                        41              2             17             16             6
Corporate debt securities                       427            227            178             20             2
Other securities                                 60             39              3             18             -
                                             ------           ----           ---            ----           ---
                                             $1,081           $809           $204           $ 60           $ 8
                                             ======           ====           ====           ====           ===
/TABLE

Borrowings

                                                                    December 31
                                    Rate at    -------------------------------------------
(Dollars in millions)              12-31-93      1993     1992     1991     1990      1989
                                   --------      ----     ----     ----     ----      ----
By Type
Short-term borrowings                  3.59%   $  676   $1,204   $2,196   $  539   $ 2,750
FHLB borrowings                        6.46       306      311      364    1,131     1,658
Senior debt                            8.46     2,497    2,636    3,032    4,845     5,842
Other subordinated debt                   -         -        -        -       24        25
                                               ------   ------   ------   ------   -------
                                               $3,479   $4,151   $5,592   $6,539   $10,275
                                               ======   ======   ======   ======   =======
Average interest rate on
  borrowings at year end                         7.34%    7.60%    7.69%    9.16%     9.21%


                                                 Less than    1-2      2-5      5-10
Year-end 1993 by Maturity              Total      one year   years    years     years
                                       -----    ----------   -----    -----     -----
(Dollars in millions)
Short-term borrowings                 $  676        $  676    $  -     $  -    $    -
FHLB borrowings                          306           119      72      115         -
Senior debt                            2,497           302     236      856     1,103
                                      ------        ------    ----     ----    ------
                                      $3,479        $1,097    $308     $971    $1,103
                                      ======        ======    ====     ====    ======
Average interest rate on
  borrowings by maturity                7.34%         5.93%   7.68%    7.21%     8.75%

/TABLE

Customer Accounts

                              Coupon                                 December 31
                             rate at     ---------------------------------------------------------------------------------------
(Dollars in millions)       12-31-93        1993      %       1992      %       1991      %       1990      %       1989      %
                            --------        ----     ---      ----     ---      ----     ---      ----     ---      ----     ---
By Type
Retail accounts
  Transaction accounts
    Checking                     .88%    $ 4,533      14   $ 3,859      12   $ 2,764       9   $ 2,215       8   $ 1,853       8
    Limited access              2.30       6,699      21     7,012      23     5,431      18     3,506      12     2,502      11
    Regular savings             2.04       2,146       7     1,790       6     1,363       5     1,245       4     1,090       5
  Term accounts
    Less than 6 months          2.88       2,872       9     5,018      16     5,851      19     3,528      12     2,101       9
    6 months                    3.51       7,004      22     5,338      17     7,850      26     7,167      24     5,100      21
    1 year                      4.21       2,868       9     1,515       5     1,543       5     4,866      16     4,006      17
    2 years                     5.20         595       2       547       2       611       2     1,130       4     1,044       4
    3 years and over            6.41       2,878       9     2,173       7     1,298       4     1,292       4     1,247       5
    Deferred compensation       4.53       1,349       5     2,974      10     2,811       9     2,523       9     2,197       9
                                ----     -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
Total retail accounts                     30,944      98    30,226      98    29,522      97    27,472      93    21,140      89
Wholesale accounts              2.46         588       2       683       2     1,048       3     2,177       7     2,644      11
                                ----     -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
                                         $31,532           $30,909           $30,570           $29,649           $23,784
                                         =======           =======           =======           =======           =======
Average rate at year end                            3.10%             3.48%             5.34%             7.40%             7.73%

By Product
Checking accounts                        $11,040      35   $10,703      35   $ 8,092      27   $ 5,663      19   $ 4,297      18
Regular savings accounts                   2,146       7     1,790       6     1,363       4     1,244       4     1,083       5
Tax-deferred accounts
  Deferred compensation                    1,349       5     2,974      10     2,811       9     2,523       9     2,197       9
  IRA/Keogh                                2,894       9     2,825       9     2,743       9     2,491       8     1,919       8
$100,000 accounts
  Negotiable certificates
    of deposit                                 -       -         -       -         -       -        45       *       325       1
  Wholesale transaction                      173       *       197       1       330       1       307       1       215       1
  Public funds                               411       1       457       1       514       2     1,164       4     1,627       7
  Other broker accounts                        4       *        28       *       203       1       661       2       477       2
  Other certificate
    accounts                                 645       2       763       2       837       2     1,123       4     1,623       7
Consumer term accounts                    12,870      41    11,172      36    13,677      45    14,428      49    10,021      42
                                         -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
                                         $31,532           $30,909           $30,570           $29,649           $23,784
                                         =======           =======           =======           =======           =======

*Less than one percent

Year-end 1993 Term Accounts by Maturity by Interest Rate

                                                90 days    180 days                                    December 31
                                      Within         to          to      1-2     2-3    3 years    -----------------
(Dollars in millions)                90 days   180 days      1 year    years   years   and over      1993      1992
                                     -------   --------    --------    -----   -----   --------      ----      ----
Under 4%                              $3,814     $3,113      $3,305   $  741    $ 16       $  9   $10,998   $ 8,030
4 to 6%                                  912        231       1,066    1,454     202        924     4,789     7,118
6 to 8%                                   63         77          75      140     630        634     1,619     2,259
Over 8%                                  124         87          60      224      15         65       575       644

$100,000 accounts included above         661        138         200       47       7          7     1,060     1,249




Year-end 1993 by Maturity
                                                  Within
(Dollars in millions)            No Maturity    one year        1995      1996      1997      1998    After 1998
                                 -----------    --------        ----      ----      ----      ----    ----------
Balances                             $13,551      $12,927      $2,559      $863      $989      $598          $45
Average coupon rate                     1.76%        3.66%       4.65%     6.29%     5.94%     5.20%        8.15%


Loan Analysis

                                                                                        Year Ended December 31
                                        ---------------------------------------------------------------------------------------
(Dollars in millions)                      1993    %          1992     %         1991     %         1990   %        1989     %
                                           ----   ---         ----    ---        ----    ---        ----  ---       ----    ---
Sources of Real Estate Lending Funds
Customer accounts (decrease) increase   $(3,471)           $(1,920)           $(1,862)           $ 1,215         $ 1,668
Mortgage principal repayments             5,720              6,324              5,056              4,583           4,378
(Repayments) increase in borrowings        (672)            (1,441)              (947)            (3,736)          2,710
Mortgage sales                            3,568              4,154              2,491              4,601           2,745
Net earnings                                 62                 85                298                127             100
Cash and securities (increase)
  decrease                                 (186)              (263)               422                 70             (214)
Retail customer accounts acquired
  (sold)                                  4,094              2,258              2,783              4,650             (91)
Other                                      (327)                19               (698)              (840)           (205)
                                        -------            -------            -------            -------         -------
                                        $ 8,788            $ 9,216            $ 7,543            $10,670         $11,091
                                        =======            =======            =======            =======         =======
Real Estate Lending for the Year
By Security Type
Single-family                           $ 8,623     98     $ 9,098      98    $ 7,484      99    $10,567    99    $10,749    97
Apartments                                   52      1          68       1         36       1         67     1        227     2
Commercial properties                       113      1          50       1         23       *         36     *        115     1
                                        -------  -----     -------   -----    -------   -----    ------- -----    ------- -----
                                        $ 8,788            $ 9,216            $ 7,543            $10,670         $11,091
                                        =======            =======            =======            =======         =======
By Purpose
Construction                            $    29      *     $      6      *    $    11       *    $    26     *    $    85     1
Purchase of property                      3,152     36        3,205     35      3,682      49      7,440    70      8,305    75
Refinance                                 5,607     64        6,005     65      3,850      51      3,204    30      2,701    24
                                        -------  -----      -------  -----    -------   -----    ------- -----    ------- -----
                                        $ 8,788             $ 9,216           $ 7,543            $10,670          $11,091
                                        =======             =======           =======            =======          =======
By Loan Type
Long-term - essentially 30-40 years
  ARM                                   $ 5,243     60      $ 4,734     51    $ 4,759      63    $ 9,133    86    $ 9,788    88
  Fixed                                   2,102     24        2,688     29      1,828      24        873     8        757     7
Short-term - essentially 15 years
  or less
  ARM                                       185      2          253      3        333       5        450     4        357     3
  Fixed                                   1,258     14        1,541     17        623       8        214     2        189     2
                                        -------  -----      -------  -----    -------   -----    ------- -----    ------- -----
                                        $ 8,788             $ 9,216           $ 7,543            $10,670          $11,091
                                        =======             =======           =======            =======          =======
Average new loan rate                             7.05%               8.25%              9.78%           10.69%            11.02%
Average ARM differential                          2.47%               2.25%              2.30%            2.43%             2.52%

*Less than one percent

                                                                               December 31
                                              ---------------------------------------------------------------------------------
(Dollars in millions)                            1993     %       1992     %       1991     %       1990    %        1989     %
                                                 ----    ---      ----    ---      ----    ---      ----   ---       ----    ---
Loan Portfolio by Type
Real estate
  Long-term-essentially 30-40 years
       ARM                                    $27,082     93   $26,489     92   $27,170     92   $26,909     92   $26,209      92
       Fixed                                      912      3     1,053      3     1,334      4     1,235      4     1,353       5
  Short-term-essentially 15 years or less
       ARM                                        566      2       824      3       667      2       604      2       395       1
       Fixed                                      553      2       493      2       448      2       481      2       631       2
                                              -------  -----   -------  -----   -------  -----   -------  -----   -------   -----
                                               29,113           28,859           29,619           29,229           28,588
Consumer loans                                  2,208            2,346            2,408            2,073            1,984
                                              -------          -------          -------          -------          -------
                                              $31,321          $31,205          $32,027          $31,302          $30,572
                                              =======          =======          =======          =======          =======
Yield at year end                                       7.54%            8.32%            9.84%           11.01%            11.43%
ARM differential                                        2.41%            2.37%            2.39%            2.42%             2.41%

Real Estate Loan Portfolio By Security Type
Single-family                                 $25,710     88   $25,367     88   $25,760     87   $24,988     86   $23,382      82
Apartments                                      1,814      6     1,939      7     2,090      7     2,251      8     2,453       9
Commercial properties                           1,589      6     1,553      5     1,769      6     1,990      6     2,753       9
                                              -------  -----   -------  -----   -------  -----   -------  -----   -------   -----
                                              $29,113          $28,859          $29,619          $29,229          $28,588
                                              =======          =======          =======          =======          =======
Number of real estate loans                   429,294          466,852          483,709          468,744          447,339
Loans serviced for others                     $12,337          $13,106          $12,812          $13,133          $10,495

Consumer Loan Portfolio
Consumer finance/installment                  $ 1,831     83   $ 1,723     74   $ 1,733     72   $ 1,405     68   $ 1,347      68
Bank cards                                          -      -       256     11       300     12       301     15       270      13
Customer account loans                             97      4        97      4       113      5        94      4        79       4
Student loans                                     180      8       165      7       148      6       150      7       156       8
Lease financing                                   100      5       105      4       114      5       123      6       132       7
                                              -------  -----   -------  -----   -------  -----   -------  -----   -------   -----
                                              $ 2,208          $ 2,346          $ 2,408          $ 2,073          $ 1,984
                                              =======          =======          =======          =======          =======
Mortgage-backed Securities by Type
ARM                                           $ 2,168     68   $ 1,969     62   $ 2,131     60   $ 2,474     63   $ 1,805       59
Fixed                                           1,028     32     1,208     38     1,414     40     1,482     37     1,268       41
                                              -------  -----   -------  -----   -------  -----   -------  -----   -------   -----
                                              $ 3,196          $ 3,177          $ 3,545          $ 3,956          $ 3,073
                                              =======          =======          =======          =======          =======
Yield at year end                                       5.93%            7.08%            8.63%            8.92%              9.68%

Nonperforming Assets
Delinquent loans                              $   626          $   880          $   611          $   327          $   327
Troubled debt restructurings                      213              161              152              135              433
Loans in-substance foreclosed                       -              480              486              492               63
Real estate acquired through foreclosure          293              490              376              235              262
                                              -------          -------          -------          -------          -------
                                              $ 1,132          $ 2,011          $ 1,625          $ 1,189          $ 1,085
                                              =======          =======          =======          =======          =======
Percent of total assets                                 2.90%            5.12%            4.04%            2.98%              2.88%

*Less than one percent

Real Estate Loans and Real Estate by State

December 31, 1993                                                                    Oklahoma/ Maryland/
(Dollars in millions)                    Total California Florida Washington Arizona    Texas  Virginia  Georgia  Other
                                         ----- ---------- ------- ---------- ------- --------  --------  -------  -----
Total Real Estate Loans and Real Estate
Real estate loans
  Residential
    Single-family                      $25,710    $18,968  $1,726       $915    $337     $550      $309     $428  $2,477
    Apartments                           1,814      1,451      91          7      65       33         -       58     109
  Commercial
    Offices                                452        410      11          4       8        3         1        5      10
    Retail                                 284        236      24          9       2        -         2        4       7
    Hotel/motel                            284        138       4          -       3        2        95        -      42
    Industrial                             333        275      14          4       7       16         -        4      13
    Other                                  236        164      22         10      13        1         1        2      23
                                       -------    -------  ------       ----    ----     ----      ----     ----  ------
                                        29,113     21,642   1,892        949     435      605       408      501   2,681
                                       -------    -------  ------       ----    ----     ----      ----     ----  ------

Real estate available for sale, net
  Real estate acquired through
    foreclosure                            336        280      39          4       2        1         1        1       8
  Other                                     47         29       3         15       -        -         -        -       -
Property development                        89         89       -          -       -        -         -        -       -
                                       -------    -------  ------       ----    ----     ----      ----     ----  ------
                                           472        398      42         19       2        1         1        1       8
                                       -------    -------  ------       ----    ----     ----      ----     ----  ------
Total real estate loans
  and real estate                      $29,585    $22,040  $1,934       $968    $437     $606      $409     $502  $2,689
                                       =======    =======  ======       ====    ====     ====      ====     ====  ======
Percent of total                         100.0%      74.5%    6.5%       3.3%    1.5%     2.0%      1.4%     1.7%    9.1%

/TABLE

Nonperforming Real Estate Loans and Real Estate

December 31, 1993                                                            Oklahoma/ Maryland/
(Dollars in millions)            Total California Florida Washington Arizona    Texas  Virginia  Georgia  Other
                                 ----- ---------- ------- ---------- ------- --------  --------  -------  -----
Real estate loans
  Residential
    Single-family               $  522       $435    $ 26       $  5    $  4     $  7      $  4     $  5   $ 36
    Apartments                      70         50       1          2       -       13         -        -      4
  Commercial
    Offices                         42         39       2          -       -        -         1        -      -
    Retail                          25         19       -          6       -        -         -        -      -
    Hotel/motel                    127         35       -          -       -        -        92        -      -
    Industrial                      24         21       1          -       -        2         -        -      -
    Other                            7          3       1          1       2        -         -        -      -
                                ------       ----    ----       ----    ----     ----      ----     ----   ----
                                   817        602      31         14       6       22        97        5     40
                                ------       ----    ----       ----    ----     ----      ----     ----   ----

Real estate
  Residential
    Single-family                  171        150       8          2       2        1         1        1      6
    Apartments                      50         50       -          -       -        -         -        -      -
  Commercial
    Offices                         35         24      11          -       -        -         -        -      -
    Retail                           7          6       -          -       -        -         -        -      1
    Hotel/motel                     10          8       2          -       -        -         -        -      -
    Industrial                       5          4       1          -       -        -         -        -      -
    Other                           15         13       1          -       -        -         -        -      1
                                ------       ----    ----       ----    ----     ----      ----     ----   ----
                                   293        255      23          2       2        1         1        1      8
                                ------       ----    ----       ----    ----     ----      ----     ----   ----

Total nonperforming real estate
  loans and real estate         $1,110       $857    $ 54       $ 16    $  8     $ 23      $ 98     $  6   $ 48
                                ======       ====    ====       ====    ====     ====      ====     ====   ====
Percent of total                 100.0%      77.2%    4.9%       1.4%     .7%     2.1%      8.8%      .6%   4.3%


California Real Estate Loans and Foreclosed Real Estate


December 31, 1993                          California                        Northern California
                               ---------------------------------     ----------------------------------
(Dollars in millions)          Portfolio   Nonperforming      %      Portfolio   Nonperforming      %
                               ---------   -------------     ---     ---------   -------------     ---

Real estate loans
  Residential
    Single-family                $18,968            $435     2.3        $5,434            $ 83     1.5
    Apartments                     1,451              50     3.4           184               3     1.6
  Commercial
    Offices                          410              39     9.5            77              12    15.6
    Retail                           236              19     8.1            54               1     1.9
    Hotel/motel                      138              35    25.4            43               -       -
    Industrial                       275              21     7.6            38               1     2.6
    Other                            164               3     1.8            40               -       -
                                 -------            ----   -----        ------            ----   -----
                                  21,642             602     2.8         5,870             100     1.7
                                 -------            ----   -----        ------            ----   -----

Foreclosed real estate
  Residential
    Single-family                    150             150   100.0            29              29   100.0
    Apartments                        52              50    96.2             1               1   100.0
  Commercial
    Offices                           31              24    77.4            10               6    60.0
    Retail                            15               6    40.0             1               1   100.0
    Hotel/motel                        8               8   100.0             2               2   100.0
    Industrial                        11               4    36.4             2               -        -
    Other                             13              13   100.0             1               1   100.0
                                 -------            ----   -----        ------            ----   -----
                                     280             255    91.1            46              40    87.0
                                 -------            ----   -----        ------            ----   -----
Total real estate loans
  and foreclosed real
  estate                         $21,922            $857     3.9        $5,916            $140      2.4
                                 =======            ====   =====        ======            ====   ======


December 31, 1993                      Central California                    Southern California
                               --------------------------------      ---------------------------------
(Dollars in millions)          Portfolio   Nonperforming      %      Portfolio   Nonperforming      %
                               ---------   -------------     ---     ---------   -------------     ---


Real estate loans
  Residential
    Single-family                 $1,585             $25     1.6       $11,949            $327     2.7
    Apartments                       267              10     3.7         1,000              37     3.7
  Commercial
    Offices                           43               2     4.7           290              25      8.6
    Retail                            30               -       -           152              18     11.8
    Hotel/motel                       27               2     7.4            68              33     48.5
    Industrial                        16               -       -           221              20      9.0
    Other                             22               1     4.5           102               2      2.0
                                  ------             ---   -----       -------            ----    -----
                                   1,990              40     2.0        13,782             462      3.4
                                  ------             ---   -----       -------            ----    -----

Foreclosed real estate
  Residential
    Single-family                      9               9   100.0           112             112    100.0
    Apartments                         4               4   100.0            47              45     95.7
  Commercial
    Offices                            2               2   100.0            19              16     84.2
    Retail                             9               -       -             5               5    100.0
    Hotel/motel                        -               -       -             6               6    100.0
    Industrial                         -               -       -             9               4     44.4
    Other                              -               -       -            12              12    100.0
                                  ------             ---   -----       -------            ----    -----
                                      24              15    62.5           210             200     95.2
                                  ------             ---   -----       -------            ----    -----
Total real estate loans
  and foreclosed real
  estate                          $2,014             $55     2.7       $13,992            $662      4.7
                                  ======             ===   =====       =======            ====    =====


/TABLE

Stockholder Data and Quarterly Information (Unaudited)

(Dollars in thousands, except per share)

                                                                          1993
                                                   --------------------------------------------------
                                                                 Fourth     Third    Second     First
                                                        Total   Quarter   Quarter   Quarter   Quarter
                                                        -----   -------   -------   -------   -------
Interest income                                    $2,680,784  $652,872  $665,616  $674,497  $687,799
Interest expense                                    1,297,930   313,261   322,102   324,361   338,206
                                                   ----------  --------  --------  --------  --------
Net interest income                                 1,382,854   339,611   343,514   350,136   349,593
Noninterest income                                    294,072    68,752    98,819    67,049    59,452
Provision for loan losses                             463,000   111,400   203,600    85,500    62,500
Provision for real estate losses                       92,000    38,000    28,000       500    25,500
Noninterest expense                                 1,029,879   288,185   247,466   245,994   248,234
                                                   ----------  --------  --------  --------  --------
Earnings (loss) before taxes
  and accounting changes                               92,047   (29,222)  (36,733)   85,191    72,811
Taxes (benefit) on income                              30,000   (11,000)  (19,200)   32,600    27,600
                                                   ----------  --------  --------  --------  --------
Earnings (loss) before
  accounting changes                                   62,047   (18,222)  (17,533)   52,591    45,211
Accounting changes                                          -         -         -         -         -
                                                   ----------  --------  --------  --------  --------
Net earnings (loss)                                $   62,047  $(18,222) $(17,533) $ 52,591  $ 45,211
                                                   ==========  ========  ========  ========  ========
Per common share:
  Primary earnings (loss)
    before accounting changes                            $.28     $(.19)    $(.18)     $.35      $.30
  Fully diluted earnings (loss)
    before accounting changes                             .28      (.19)     (.18)      .35       .30
  Primary earnings (loss)                                 .28      (.19)     (.18)      .35       .30
  Fully diluted earnings (loss)                           .28      (.19)     (.18)      .35       .30
  Dividends                                               .92       .23       .23       .23       .23

  Stock price:
    High                                                        $20 3/8   $19 3/4   $18 7/8   $19 1/4
    Low                                                          17 5/8    16 1/8    15 5/8    16
    End of period                                                20        19 5/8    16 3/4    17 5/8

Per preferred share:
  Dividends
    Cumulative convertible                            $21.875  $5.46875  $5.46875  $5.46875  $5.46875
    Cumulative                                         20.75    5.1875    5.1875    5.1875    5.1875
  Stock price
    Cumulative convertible
       High                                                     $63 1/4   $61 5/8   $60 3/4   $60 1/8
       Low                                                       59        56 1/4    55 1/2    54 3/4
    Cumulative
       High                                                     $26 3/4   $26 3/8   $25 7/8   $25 3/8
       Low                                                       25 1/8    25 1/8    24 7/8    23 3/8


Exchange Listings: New York Stock Exchange, Pacific Stock Exchange and London Stock Exchange. Approximate number of common stockholders of record at December 31, 1993: 13,467 Under regulations, retained earnings are subject to substantial restrictions for the payment of dividends. See Note 16 to the Consolidated Financial Statements.

Stockholder Data and Quarterly Information (Unaudited)

(Dollars in thousands, except per share)
                                                                                    1992
                                                     ---------------------------------------------------
                                                                   Fourth      Third    Second     First
                                                        Total     Quarter    Quarter   Quarter   Quarter
                                                        -----     -------    -------   -------   -------
Interest income                                    $3,091,093  $  717,860  $749,613   $786,219  $837,401
Interest expense                                    1,668,731     360,556   400,336   432,430    475,409
                                                   ----------  ----------  ---------  --------  --------
Net interest income                                 1,422,362     357,304   349,277    353,789   361,992
Noninterest income                                    282,856      68,432    71,713     73,710    69,001
Provision for loan losses                             420,000     182,300   100,000     60,000    77,700
Provision for real estate losses                      220,000     153,000    29,000      9,000    29,000
Noninterest expense                                   969,706     258,623   236,131    238,450   236,502
                                                   ----------  ----------  ---------  --------  --------
Earnings (loss) before taxes
  and accounting changes                               95,512    (168,187)   55,859    120,049    87,791
Taxes (benefit) on income                              41,600     (70,900)   24,200     51,000    37,300
                                                   ----------  ----------  ---------  --------  --------
Earnings (loss) before
  accounting changes                                   53,912     (97,287)   31,659     69,049    50,491
Accounting changes                                     31,094           -         -         -     31,094
                                                   ----------  ----------  ---------  --------  --------
Net earnings (loss)                                $   85,006  $ (97,287)  $ 31,659   $ 69,049  $ 81,585
                                                   ==========  ==========  =========  ========  ========
Per common share:
  Primary earnings (loss)
    before accounting changes                            $.30       $(.80)     $.22      $.51       $.37
  Fully diluted earnings (loss)
    before accounting changes                             .30        (.80)      .22       .50        .37
  Primary earnings (loss)                                 .53        (.80)      .22       .51        .60
  Fully diluted earnings (loss)                           .53        (.80)      .22       .50        .60
  Dividends                                               .91         .23       .23       .23        .22

  Stock price:
    High                                                          $17 1/2     $17 3/4    $18 1/4   $19 3/4
    Low                                                            13          14         16 1/4    16 7/8
    End of period                                                  17 1/2      14 1/8     16 7/8    17 3/4

Per preferred share:
  Dividends
    Cumulative convertible                            $21.875    $5.46875    $5.46875   $5.46875  $5.46875
    Cumulative                                           6.40      5.1875      1.2125
  Stock price
    Cumulative convertible
       High                                                       $56 3/4     $56 1/4    $57 3/4   $60
       Low                                                         51 1/2      53         53 1/2    55
    Cumulative
       High                                                       $24 1/2
       Low                                                         22 3/8

Stockholder Data and Quarterly Information (Unaudited)

(Dollars in thousands, except per share)


                                                                           1991
                                                   --------------------------------------------------
                                                                 Fourth     Third    Second     First
                                                        Total   Quarter   Quarter   Quarter   Quarter
                                                        -----   -------   -------   -------   -------


Interest income                                    $3,718,796  $878,678  $911,246  $957,824  $971,048
Interest expense                                    2,453,540   544,755   592,559   633,915   682,311
                                                   ----------  --------  --------  --------  --------
Net interest income                                 1,265,256   333,923   318,687   323,909   288,737
Noninterest income                                    254,857    68,560    61,162    64,239    60,896
Provision for loan losses                             149,900    47,200    37,700    35,000    30,000
Provision for real estate losses                       21,000    11,000     3,000     4,000     3,000
Noninterest expense                                   843,783   223,213   207,940   213,268   199,362
                                                   ----------  --------  --------  --------  --------
Earnings (loss) before taxes
  and accounting changes                              505,430   121,070   131,209   135,880   117,271
Taxes (benefit) on income                             207,300    49,600    53,900    55,700    48,100
                                                   ----------  --------  --------  --------  --------
Earnings (loss) before
  accounting changes                                  298,130    71,470    77,309    80,180    69,171
Accounting changes                                          -         -         -         -         -
                                                   ----------  --------  --------  --------  --------
Net earnings (loss)                                $  298,130  $ 71,470  $ 77,309  $ 80,180  $ 69,171
                                                   ==========  ========  ========  ========  ========

Per common share:
  Primary earnings (loss)
    before accounting changes                           $2.25      $.53      $.58      $.60      $.54
  Fully diluted earnings (loss)
    before accounting changes                            2.24       .53       .57       .60       .54
  Primary earnings (loss)                                2.25       .53       .58       .60       .54
  Fully diluted earnings (loss)                          2.24       .53       .57       .60       .54
  Dividends                                               .87       .22       .22       .22       .21

  Stock price:
    High                                                           $18       $20 7/8   $19 1/8   $17 3/4
    Low                                                             13 7/8    16 7/8    16 3/8    11 1/4
    End of period                                                   18        17 3/4    17 3/4    17 3/4

Per preferred share:
  Dividends
    Cumulative convertible                              $13.57   $5.46875  $5.46875   $2.6325
    Cumulative
  Stock price
    Cumulative convertible
       High                                                     $56 7/8       $61   $55 1/2
       Low                                                       48 1/4        53    53 1/2
    Cumulative
       High
       Low


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors, executive officers and principal shareholders appears on pages 5 through 11 and pages 25 and 26 of the Proxy Statement for the Annual Meeting of Stockholders, April 26, 1994, and is incorporated herein by reference, except as noted therein.


ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation appears on pages 11 through 15 and pages 19 through 25 of the Proxy Statement for the Annual Meeting of Stockholders, April 26, 1994, and is incorporated herein by reference, except as noted therein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appears on pages 5, 10, 25 and 26 of the Proxy Statement for the Annual Meeting of Stockholders, April 26, 1994 and is incorporated herein by reference, except as noted therein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears on pages 9, 11, 12, 13 and 19 of the Proxy Statement for the Annual Meeting of Stockholders, April 26, 1994 and is incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

     See index to "Financial Statements and Supplementary Data" on page 52.

2.   Financial Statement Schedules

     No financial statement schedules are required because they are not applicable or the required information is shown in the financial statements or notes thereto included in "Financial Statements and Supplementary Data".

3.   Executive Compensation Plans and Arrangements

 A. Employment Agreement between GWFC and James F. Montgomery dated December 19, 1989 filed as an exhibit to Form 10-K for the year ended 1989 as Exhibit 10.3.

 B. Employment Agreement between GWFC and John F. Maher dated December 19, 1989 filed as an exhibit to Form 10-K for the year ended 1989 as
     Exhibit 10.4.

 C. Employment Agreement between GWFC and Carl F. Geuther dated as of March 1, 1988 filed as an exhibit to Form 10-K for the year ended 1989 as Exhibit 10.6.

  D. Employment Agreement between GWFC and Michael M. Pappas dated as of March 1, 1988 filed as an exhibit to Form 10-K for the year ended 1989 as Exhibit 10.7.

  E. Employment Agreement between GWFC and J. Lance Erikson dated as of March 1, 1988 filed as an exhibit to Form 10-K for the year ended 1989 as Exhibit 10.8.

  F. Employment Agreement between GWFC and E. A. Crane effective March 1, 1989 filed as an exhibit to Form 10-K for the year ended 1988 as
      Exhibit 10.11.

  G. Employment Agreement between GWFC and Curtis J. Crivelli effective March 1, 1989 filed as an exhibit to Form 10-K for the year ended 1988 as Exhibit 10.12.

  H. Employment Agreement between GWFC and Joe M. Jackson dated February 1, 1992 filed as an exhibit to Form 10-K for the year ended 1991 as
      Exhibit 10.10.

  I.  Supplemental Executive Retirement Plan as amended, filed as Exhibit
      10.11 to Form 10-K for the year ended December 31, 1992.

  J. 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan as amended, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1992.

  K. Addendum to the 1979 Incentive and Non-Statutory Stock Option and Appreciation Plan filed as Exhibit 10.13.

  L. Form of Non-Qualified Stock Option Agreement relating to the 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan utilized from April 20, 1982 to April 22, 1986, filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 2-67233 on Form S-8 as Exhibit 15.7.

  M. Form of Non-Qualified Stock Option Agreement relating to the 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan utilized from April 22, 1986 through 1988 filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 2-67233 on Form S-8 as Exhibit 15.8.

  N. The 1988 Stock Option and Incentive Plan (as amended and restated July 22, 1993) filed as Exhibit 10.16.

  O. Employee Non-Qualified Stock Option Agreement filed as an exhibit to Post-Effective Amendment No. 1 to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan as Exhibit 28.2.

  P. Revised Form of Non-Qualified Stock Option Agreement effective January 28, 1992 filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan as Exhibit 28.3.

  Q. Revised Form of Non-Qualified Stock Option Agreement effective January 25, 1994 filed as Exhibit 10.21.

  R.  Form of Non-Qualified Stock Option Agreement (Early Vesting
      Provisions) filed as Exhibit 10.22.

  S. Form of Restricted Stock Award Agreement and General Provisions Applicable to Restricted Stock Awards Granted Under the 1988 Stock Option and Incentive Plan filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 33-21469 on Form S-8 as Exhibit 28.4.

  T. GWFC Senior Officers' Deferred Compensation Plan (1992 Restatement) filed as an exhibit to Form 10-K for the year ended 1991 as Exhibit 10.21.

  U. Great Western Supplemental Incentive Plan, effective December 1984 filed as an exhibit to Form 10-K for the year ended 1984 as Exhibit 19.1.

  V. GWFC Umbrella Trust for Senior Officers filed as an exhibit to Form 10-Q for the quarter ended March 31, 1989 as Exhibit 19.1.

  W.  Summary of certain additional executive benefits, filed as Exhibit
      10.27 to Form 10-K for the year ended December 31, 1992.

  X. Employee Home Loan Program, filed as an exhibit to Form 10-Q for the quarter ended June 30, 1993.

  Y. Form of Director Stock Option Agreement filed as an exhibit to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan as Exhibit 28.1.

  Z. Form of Director Stock Option Agreement effective January 3, 1994 filed as Exhibit 10.18.

 AA. GWFC Directors' Deferred Compensation Plan (1992 Restatement) filed as an exhibit to Form 10-K for the year ended 1991 as Exhibit 10.22.

 BB. GWFC Umbrella Trust for Directors filed as an exhibit to Form 10-Q for the quarter ended March 31, 1989 as Exhibit 19.2.

 CC. Restated Retirement Plan for Directors filed as an exhibit to Form 10-K for the year ended 1991 as Exhibit 10.27.

 DD. GWFC Annual Incentive Compensation Plan for Executive Officers filed as exhibit 10.33.

4.   Exhibits Required by Securities and Exchange
     Commission Regulations S-K

 3.1 Restated Certificate of Incorporation of GWFC, as in effect on the date of this report (filed as an exhibit to GWFC's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

 3.2 Certificate of Designations of GWFC's 8.30 percent Cumulative Preferred Stock (filed as an exhibit to GWFC's Current Report on Form 8-K dated September 9, 1992, event date September 2, 1992, and incorporated herein by reference).

 3.3  By-laws of GWFC as in effect on the date of this report.

 4.1 GWFC agrees to furnish the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of GWFC and its consolidated subsidiaries.

 4.2 Indenture dated as of May 31, 1988, as amended and supplemented as of June 14, 1988 and October 31, 1988, between GWB and Morgan Guaranty Trust Company of New York (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.1 Rights Agreement (the "Rights Agreement") dated as of June 24, 1986, between GWFC and Morgan Guaranty Trust Company of New York (filed as
      Exhibit 1 to the Company's Report on Form 8-K dated July 3, 1986 and incorporated herein by reference).

10.2 First Amendment to Rights Agreement dated as of February 19, 1988, between GWFC and Morgan Shareholder Services Trust Company, successor to Morgan Guaranty Trust Company of New York as Rights agent (incorporated herein by reference to the Company's Report on Form 8-K (File No. 1-4075) dated February 24, 1988).

10.3 Employment Agreement between GWFC and James F. Montgomery dated December 19, 1989 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.4 Employment Agreement between GWFC and John F. Maher dated December 19, 1989 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.5 Employment Agreement between GWFC and Carl F. Geuther dated as of March 1, 1988 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.6 Employment Agreement between GWFC and Michael M. Pappas dated as of March 1, 1988 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.7 Employment Agreement between GWFC and J. Lance Erikson dated as of March 1, 1988 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.8 Employment Agreement between GWFC and E. A. Crane effective March 1, 1989 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference).

10.9 Employment Agreement between GWFC and Curtis J. Crivelli effective March 1, 1989 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference).

10.10 Employment Agreement between GWFC and Joe M. Jackson dated February 1, 1992 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.11 Supplemental Executive Retirement Plan as amended (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.12 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan as amended (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.13 Addendum to the 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan.

10.14 Form of Non-Qualified Stock Option Agreement relating to the 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan utilized from April 20, 1982 to April 22, 1986 (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 2-67233 on Form S-8, and incorporated herein by reference).

10.15 Form of Non-Qualified Stock Option Agreement relating to the 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan utilized from April 22, 1986 through 1988 (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 2-67233 on Form S-8, and incorporated herein by reference).

10.16 The 1988 Stock Option and Incentive Plan (as amended and restated effective July 22, 1993).

10.17 Form of Director Stock Option Agreement (filed as an exhibit to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan and incorporated herein by reference).

10.18 Form of Director Stock Option Agreement effective January 3, 1994.

10.19 Employee Non-Qualified Stock Option Agreement (filed as an exhibit to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan and incorporated herein by reference).

10.20 Revised Form of Non-Qualified Stock Option Agreement effective January 28, 1992 (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan and incorporated herein by reference).

10.21 Revised Form of Non-Qualified Stock Option Agreement effective January 25, 1994.

10.22 Form of Non-Qualified Stock Option Agreement (Early Vesting
      Provisions).

10.23 Form of Restricted Stock Award Agreement and General Provisions Applicable to Restricted Stock Awards Granted Under the 1988 Stock Option and Incentive Plan (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 33-21469 on Form S-8, and incorporated herein by reference).

10.24 GWFC Deferred Compensation Plan (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.25 GWFC Senior Officers' Deferred Compensation Plan (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.26 GWFC Directors' Deferred Compensation Plan (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.27 Great Western Supplemental Incentive Plan, effective December 1, 1984 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, and incorporated herein by reference).

10.28 GWFC Umbrella Trust for Senior Officers (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by reference).

10.29 GWFC Umbrella Trust for Directors (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by reference).

10.30 Restated Retirement Plan for Directors (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

10.31 Summary of certain additional executive benefits (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.32 Employee Home Loan Program (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

10.33 GWFC Annual Incentive Compensation Plan for Executive Officers.

11.1 Statement re Computation of Per Share Earnings.

12.1 Computation of Ratios of Earnings to Fixed Charges.

21.1 Subsidiaries.

23.1 Consent of Price Waterhouse included on page 135 of this Form 10-K.

24.1 Power of Attorney included on page 133 of this Form 10-K.

     The 1993 Annual Report to Stockholders has already been furnished to each stockholder of record who is entitled to receive a copy thereof. A copy of the 1993 Annual Report to Stockholders will be furnished without charge upon specific request of any stockholder of record on February 28, 1994 and any beneficial owner of the Company's common stock on such date who has not previously received a copy and who represents such facts in good faith to the Company in writing direct to:

                         Corporate Secretary
                         Great Western Financial Corporation
                         9200 Oakdale Avenue
                         Chatsworth, California 91311-6519

          Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage and handling.

(b)     Reports on Form 8-K

          A current report on Form 8-K dated December 14, 1993 (event date December 3, 1993) reported that Great Western Bank, a Federal Savings Bank, acquired certain assets and assumed certain liabilities of HomeFed Bank, F.A.

                                       SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN FINANCIAL CORPORATION

/s/ James F. Montgomery                                  March 22, 1994
- ------------------------------                         ------------------
James F. Montgomery, Chairman                                 Date
  and Chief Executive

                                  POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes James F. Montgomery, Carl F. Geuther and Jesse L. King, and each of them or any of them, as attorney-in-fact to sign on his or her behalf as an individual and in every capacity stated below, and to file all amendments to the registrant's Form 10-K, and the registrant hereby confers like authority to sign and file in its behalf.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 1994, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ James F. Montgomery
- ------------------------------------------------------
James F. Montgomery, Chairman and Chief Executive
(Principal Executive Officer)

/s/ Carl F. Geuther
- ----------------------------------------------------------------------
Carl F. Geuther, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jesse L. King
- ------------------------------------------------------------------
Jesse L. King, Senior Vice President and Controller
(Principal Accounting Officer)

/s/ John F. Maher
- -----------------------------------------------------------
John F. Maher, President and Chief Operating Officer

/s/ Dr. David Alexander                   /s/ Enrique Hernandez, Jr.
- ----------------------------------       ---------------------------------
Dr. David Alexander, Director            Enrique Hernandez, Jr., Director

/s/ H. Frederick Christie
- ----------------------------------       ----------------------------------
H. Frederick Christie, Director         Charles D. Miller, Director

/s/ Stephen E. Frank                      /s/ Dr. Alberta E. Siegel
- -----------------------------------       ----------------------------------
Stephen E. Frank, Director               Dr. Alberta E. Siegel, Director

/s/ John V. Giovenco      .               /s/ Willis B. Wood, Jr.

- -----------------------------------       ----------------------------------
John V. Giovenco, Director               Willis B. Wood, Jr., Director

/s/ Firmin A. Gryp
- ------------------------------------
Firmin A. Gryp, Director

                                                INDEX OF

                                        ADDITIONAL FINANCIAL DATA






                                                                 Page

Consent of Independent Accountants                               S-2

                    CONSENT OF INDEPENDENT ACCOUNTANTS
                    -----------------------------------



     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-19884, 2-98811 and 33-60206), on Form S-4 (Nos. 33-15135 and 33-17705) and on Form
S-8 (Nos. 2-67233, 2-90750, 33-6174 and 33-21469) of Great Western Financial
Corporation of our report dated January 31, 1994 appearing on page 110 of this Form 10-K.


/s/ PRICE WATERHOUSE

Los Angeles, California
March 22, 1994

                                   GREAT WESTERN FINANCIAL CORPORATION


                                             EXHIBITS INDEX



Exhibit                                                                Page
Number                                                               Number
- -------                                                              ------

 3.3      By-laws of Great Western Financial Corporation

10.13     Addendum to the 1979 Incentive and Nonstatutory
          Stock Option and Appreciation Plan.

10.16 The 1988 Stock Option and Incentive Plan (as amended and restated effective July 22, 1993).

10.18     Form of Director Stock Option Agreement effective
          January 3, 1994.

10.21 Revised Form of Non-Qualified Stock Option Agreement effective January 25, 1994.

10.22     Form of Non-Qualified Stock Option Agreement (Early
          Vesting Provisions).

10.33     Great Western Financial Corporation Annual Incentive
          Compensation Plan for Executive Officers.

11.1      Statement re Computation of Per Share Earnings.

12.1      Computation of Ratios of Earnings to Fixed Charges.

21.1      Subsidiaries.