Form 10-Q
period 1994-03-31
GREAT WESTERN FINANCIAL CORP
filed 1994-05-13
CIK 43512

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549 - 1004
                                 FORM 10-Q


(Mark One)

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

                                         OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to

                   Commission file number 1-4075

                GREAT WESTERN FINANCIAL CORPORATION
      (Exact name of registrant as specified in its charter)

           Delaware                              95-1913457
(State or other jurisdiction of              (I.R.S. Employer)
incorporation or organization)               Identification No.)


      9200 Oakdale Avenue, Chatsworth, California      91311
      (Address of principal executive offices)     (Zip Code)


                            (818) 775-3411
        (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


         APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of April 30, 1994: 132,980,459

                        GREAT WESTERN FINANCIAL CORPORATION

                                 TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Part I.   Financial Information

Item 1.  Financial Statements

Consolidated Condensed Statement of Financial
  Condition - March 31, 1994, December 31, 1993
  and March 31, 1993.....................................       4

Consolidated Condensed Statement of Operations -
  Three Months Ended March 31, 1994 and 1993.............       5

Consolidated Condensed Statement of Cash Flows -
  Three Months Ended March 31, 1994 and 1993.............       6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations for the Three
           Months Ended March 31, 1994.........................       8

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders....   32

Item 5.  Other Information.....................................    33

Item 6.  Exhibits and Reports on Form 8-K......................    34

                     GREAT WESTERN FINANCIAL CORPORATION



                        PART I - FINANCIAL INFORMATION
                        ------------------------------



PERSONS FOR WHOM THE INFORMATION IS TO BE GIVEN
- - -----------------------------------------------
The accompanying financial information is filed for the Registrant, Great Western Financial Corporation, and its subsidiaries comprising a savings bank and companies engaged in consumer lending, mortgage banking, securities operations and certain other financial services ("GWFC" or "the Company").

PRESENTATION OF FINANCIAL INFORMATION
- - -------------------------------------
The financial information has been prepared in conformity with the accounting principles or practices reflected in the financial statements included in the Annual Report filed with the Commission for the year ended December 31, 1993. The information further reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.

Item 1.  Financial Statements

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                 March 31   December 31      March 31
(Dollars in thousands)                               1994          1993          1993
                                                 --------   -----------      --------
ASSETS
Cash and securities
  Cash                                        $   551,821   $   758,581   $   498,338
  Certificates of deposit and federal funds       300,125       217,125           125
  Securities available for sale (fair
    value $499,680, $871,074 and $634,653)        499,680       871,074       623,381
                                              -----------   -----------   -----------
                                                1,351,626     1,846,780     1,121,844
Mortgage-backed securities held to maturity
  (fair value $609,114 and $605,512)              628,465       618,574             -
Mortgage-backed securities available for
  sale (fair value $2,376,905,
  $2,570,822 and $3,039,470)                    2,376,905     2,570,822     2,972,592
                                              -----------   -----------   -----------
                                                3,005,370     3,189,396     2,972,592
Loans receivable, less reserve for
  estimated losses                             30,058,312    30,162,401    30,687,652
Loans receivable available for sale               402,652       499,002       452,684
                                              -----------   -----------   -----------
                                               30,460,964    30,661,403    31,140,336

Real estate available for sale or
  development, net                                326,924       434,077       759,616
Interest receivable                               217,353       214,990       225,279
Investment in Federal Home Loan Banks             308,320       307,352       310,421
Premises and equipment, at cost,
  less accumulated depreciation                   621,318       623,691       615,234
Other assets                                      714,625       638,983       457,480
Intangibles arising from acquisitions             419,924       431,688       312,465
                                              -----------   -----------   -----------
                                              $37,426,424   $38,348,360   $37,915,267
                                              ===========   ===========   ===========
LIABILITIES
Customer accounts                             $31,066,156   $31,531,563   $29,078,171
Short-term borrowings                             470,059       676,483     1,677,242
Other borrowings                                2,541,964     2,802,858     3,782,969
Other liabilities and accrued expenses            682,000       729,229       699,116
Taxes on income, principally deferred             243,076       184,826       210,966
STOCKHOLDERS' EQUITY                            2,423,169     2,423,401     2,466,803
                                              -----------   -----------   -----------
                                              $37,426,424   $38,348,360   $37,915,267
                                              ===========   ===========   ===========

[FN]
Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                       Three Months Ended March 31
                                                       ---------------------------
(Dollars in thousands, except per share)                      1994            1993
                                                              ----            ----
INTEREST INCOME
  Real estate loans                                       $481,509        $520,248
  Mortgage-backed securities                                44,641          50,797
  Consumer loans                                            90,841         101,472
  Securities                                                 6,614           7,868
  Other                                                      6,387           7,414
                                                          --------        --------
                                                           629,992         687,799
INTEREST EXPENSE
  Customer accounts                                        232,139         254,574
  Borrowings
    Short-term                                               5,765          11,407
    Long-term                                               57,844          72,225
                                                          --------        --------
                                                           295,748         338,206
                                                          --------        --------
NET INTEREST INCOME                                        334,244         349,593
Provision for loan losses                                   51,800          62,500
                                                          --------        --------
Net interest income after provision
  for loan losses                                          282,444         287,093

Other operating income
  Real estate services
    Loan fees                                                7,811           9,350
    Mortgage banking
      Gain on mortgage sales                                 2,288           5,036
      Servicing                                             13,688          13,084
    Real estate operations                                  (8,644)         (8,883)
    Provision for real estate losses                        (3,000)        (25,500)
                                                          --------        --------
                                                            12,143          (6,913)
  Retail banking
    Banking fees                                            32,930          24,452
    Securities operations                                   10,576           8,940
                                                          --------        --------
                                                            43,506          33,392
  Net gain on securities and investments                     2,262             194
  Net insurance operations                                   6,424           5,969
  Other                                                      1,486           1,310
                                                          --------        --------
Total other operating income                                65,821          33,952
Operating and administrative expenses
  Salaries and related personnel                           121,908         121,551
  Premises and occupancy                                    51,562          44,816
  FDIC insurance premium                                    19,147          15,736
  Amortization of intangibles                               11,764           8,937
  Other                                                     59,709          57,194
                                                          --------        --------
                                                           264,090         248,234
                                                          --------        --------
EARNINGS BEFORE TAXES                                       84,175          72,811
Taxes on income                                             34,700          27,600
                                                          --------        --------
NET EARNINGS                                              $ 49,475        $ 45,211
                                                          ========        ========
Average common shares outstanding
  Without dilution                                     133,356,647     131,602,482
  Fully diluted                                        139,698,559     137,944,394
Earnings per share based on average
  common shares outstanding
  Primary                                                     $.32             $.30
  Fully diluted                                                .32              .30
Cash dividend per share                                        .23              .23


[FN]
Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                  Three Months Ended March 31
                                                  ---------------------------
(Dollars in thousands)                                   1994            1993
                                                         ----            ----
OPERATING ACTIVITIES
  Net earnings                                    $    49,475    $     45,211
  Noncash adjustments to net earnings:
    Provision for loan losses                          51,800          62,500
    Provision for real estate losses                    3,000          25,500
    Depreciation and amortization                      30,818          27,165
    Income taxes                                       74,678          11,167
    Capitalized interest                               (2,258)         (6,628)
    Net change in accrued interest                    (21,083)         (5,684)
    Other                                            (104,036)        (69,393)
                                                  -----------    ------------
                                                       82,394          89,838
                                                  -----------    ------------
  Sales and repayments of loans
    receivable available for sale                     716,257         510,708
  Originations and purchases of loans
    receivable available for sale                    (619,907)       (564,146)
                                                  -----------     -----------
                                                       96,350         (53,438)
                                                  -----------     -----------
  Net cash provided by operating activities           178,744          36,400
                                                  -----------     -----------
FINANCING ACTIVITIES
  Customer accounts
    Net increase (decrease) in transaction
      accounts                                        254,124       (116,780)
    Net (decrease) in term accounts                  (719,531)     (1,747,036)
                                                  -----------     -----------
                                                     (465,407)     (1,863,816)
  Customer account acquisitions, net                        -          33,322
  Borrowings
    Proceeds from new long-term debt                        -       1,200,000
    Repayments of long-term debt                     (260,894)       (364,398)
    Net change in short-term debt                    (206,424)        473,557
                                                  -----------     -----------
                                                     (467,318)      1,309,159
  Other financing activity
    Proceeds from issuance of common stock              6,230           7,226
    Cash dividends paid                               (36,772)        (36,346)
                                                  -----------      ----------
                                                      (30,542)        (29,120)
                                                  -----------      ----------
Net cash (used in) financing activities              (963,267)       (550,455)
                                                  -----------      ----------

/TABLE

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                  Three Months Ended March 31
                                                  ---------------------------
(Dollars in thousands)                                   1994            1993
                                                         ----            ----
INVESTING ACTIVITIES
  Investment securities
    Proceeds from maturities                      $   490,718     $    75,559
    Purchases of securities                          (123,204)        (75,034)
                                                  -----------     -----------
                                                      367,514             525
  Lending
    Loans originated for investment                (1,540,250)     (1,679,581)
    Purchases of mortgage-backed securities           (50,313)       (129,308)
    Payments                                        1,765,120       1,769,355
    Repurchases                                       (20,276)        (44,856)
    Other                                              14,973           8,552
                                                  -----------     -----------
                                                      169,254         (75,838)
  Other investing activity
    Purchases and sales of premises and
      equipment, net                                  (13,034)        (36,330)
    Sales of real estate                              144,587          91,366
    Acquisition and disposition of assets, net              -              34
    Other                                              (7,558)         (3,818)
                                                  -----------     -----------
                                                      123,995          51,252
                                                  -----------     -----------
  Net cash provided by (used in)
    investing activities                              660,763         (24,061)
                                                  -----------     -----------
Net (decrease) in cash and cash equivalents          (123,760)       (538,116)
Cash and cash equivalents at beginning
  of period                                           975,706       1,036,579
                                                  -----------     -----------
Cash and cash equivalents at end of period        $   851,946     $   498,463
                                                  ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for
  Interest on deposits                            $   233,277     $   255,987
  Interest on borrowings                               81,191          92,343
  Income taxes                                         10,380          16,423
Noncash investing activities
  Loans transferred to foreclosed real estate     $    93,586     $   200,828
  Loans originated to facilitate the sale
    of real estate                                     18,749          30,084

[FN]
Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1994

     Great Western Financial Corporation reported net earnings of $49.5 million, or $.32 per share, in the 1994 first quarter compared with earnings of $45.2 million, or $.30 per share, in the 1993 first quarter.

     Provisions for loan losses during the 1994 first quarter were $51.8 million compared with $62.5 million in the comparable period of 1993. Provisions for real estate losses were $3 million in the 1994 first quarter compared with $25.5 million in the first quarter a year earlier. The decrease in loan and real estate loss provisions reflects a slower rate of deterioration in the real estate market. The January 17, 1994 Northridge earthquake increased loan delinquencies in the first quarter and is expected to result in losses in the real estate loan portfolio in the range of $25 million to $30 million, which will be covered by existing loan loss reserves.


HIGHLIGHTS (Dollars in thousands, except per share)

For the three months ended
March 31                                               1994              1993
- - --------------------------                             ----              ----

Net interest income                              $   334,244       $   349,593
Net earnings                                          49,475            45,211
Fully diluted earnings per common share                 $.32              $.30
New loan volume                                    2,178,906         2,273,811
Retail deposits acquired, net                              -            33,322
(Decrease) in customer accounts                     (465,407)       (1,830,494)
Mortgage sales                                       671,366           454,655

Average net interest margin
  Yield on earning assets                               7.10%             7.73%
  Cost of funds                                         3.44              3.89
                                                        ----              ----
  Yield on earning assets,
    less cost of funds                                  3.66%             3.84%
                                                        ====              ====

At March 31
Total assets                                     $37,426,424       $37,915,267
Stockholders' equity                               2,423,169         2,466,803
Stockholders' equity per common share                 $16.01            $16.55


     The Company's core business remains viable and is benefiting from the low interest-rate environment. Net interest income for the first quarter 1994 declined to $334 million compared with $350 million for the same period a year ago. While interest earning asset levels were relatively stable, the net interest margin decreased compared with a year ago. The Company's funding benefit relative to the cost of funds index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("COFI") was lower in the 1994 first quarter resulting in a contraction of the net interest margin.

     The following summarizes the contribution to pretax income from the Company's principal business units:

                                                      Three Months Ended
                                                           March 31
                                                      ------------------

(Dollars in thousands)                                   1994       1993
                                                         ----       ----

Banking operations                                    $59,102    $50,937
Consumer finance group                                 25,073     21,874
                                                      -------    -------
  Pretax earnings                                      84,175     72,811
Taxes on income                                        34,700     27,600
                                                      -------    -------
  Net earnings                                        $49,475    $45,211
                                                      =======    =======


INTEREST EARNING ASSETS

     Interest earning assets comprise real estate loans and mortgage-backed securities ("mortgages"), consumer finance loans and marketable securities. The composition of interest earning assets at March 31, 1994 and March 31, 1993 follows:

                                                       March 31
                                          ----------------------------------
                                               1994                1993
                                          --------------      --------------
(Dollars in millions)                      Amount     %        Amount     %
                                           ------    ---       ------    ---
Loans receivable
  Real estate
    Residential
      Single-family                       $25,567     73%     $25,644     72%
      Apartments                            1,781      5        2,017      6
    Commercial                              1,543      4        1,852      5
    Other                                       7      -           10      -
  Consumer finance                          1,824      5        1,688      5
  Bank card                                     -      -          235      -
  Other                                       389      1          376      1
                                          -------    ---      -------    ---
                                           31,111     88       31,822     89
Mortgage-backed securities                  3,012      9        2,981      8
Securities                                    740      2          565      2
Investment in FHLB stock                      308      1          310      1
                                          -------    ---      -------    ---
                                          $35,171    100%     $35,678    100%
                                          =======    ===      =======    ===

     Interest earning assets decreased slightly during the 1994 first quarter compared with the 1993 first quarter. Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties.

     The Adjustable Rate Mortgage ("ARM") for single-family residential properties ("SFRs") is the primary lending product held for investment. Many loans in the portfolio are indexed to COFI. In 1991, the Company began originating an ARM product which is indexed to the Federal Cost of Funds Index ("FCOFI"). This index is a combination of the average interest rate on the combined marketable treasury bills and the average interest rate on the combined marketable treasury notes. The FCOFI ARM has similar provisions to the COFI ARM product as to interest rate caps and payment changes. At March 31, 1994, ARMs comprised 92.9% of the mortgage portfolio. A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors. At March 31, 1994, $8.8 billion of ARM loans with an average yield of 7%, had reached their floor rate. Without the floor, the average yield on those loans would have been 6.19%.

     Total new loans for the 1994 first quarter were $2.2 billion compared with $2.3 billion in the same period of 1993. New real estate loan volume was $1.7 billion in the first quarter of 1994 compared with $1.8 billion in the first quarter of 1993.

     The composition of real estate loan originations by quarter follows:

                                      Three Months Ended
                              -----------------------------------
                              March 31    December 31    March 31
                                  1994           1993        1993
                              --------    -----------    --------
ARM
  COFI                              52%            47%         47%
  FCOFI                              2              2          18
  T-Bill                             8              5           2
  Other                              3              3           3
                                   ---            ---         ---
    Total ARM                       65             57          70

Fixed rate                          35             43          30
                                   ---            ---         ---
                                   100%           100%        100%
                                   ===            ===         ===

Refinances, included above          63%            68%         59%
                                   ===            ===         ===


     Fixed-rate lending, originated exclusively for sale, is influenced by the interest-rate environment. Refinance activity comprised 63% of real estate loan originations during the first quarter of 1994 compared with 59% for the same period a year ago. The portfolio of fixed-rate loans designated as available for sale has been recorded at the lower of cost or market. The Company purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost.

     Real estate loans held for investment are primarily ARMs. During the first quarter 1994, ARMs comprised 65% of total real estate loan originations compared with 70% in the same period of 1993 and 57% for the fourth quarter of 1993.
COFI ARMs were the primary adjustable rate offering in 1994 and 1993. The ARM differential over the appropriate indices on new ARMs was 2.54% in the first quarter 1994 compared with 2.40% a year ago. The ARM differential on the total ARM real estate loan portfolio was 2.41% at March 31, 1994 and 2.39% at March 31, 1993. Currently, interest rates on new real estate loans favor adjustable rate products, which may enable the Company to generate asset growth in 1994.

     The cost of funds for Great Western Bank, a Federal Savings Bank ("GWB") relative to COFI and FCOFI is shown as follows:

                                                                GWB Cost of
                                  GWB                         Funds Less Than
                              Cost of                         ---------------
                                Funds      COFI     FCOFI     COFI      FCOFI
                              -------      ----     -----     ----      -----

March 31, 1994                  3.197%    3.629%    4.928%    .432%     1.731%
December 31, 1993               3.319     3.879     4.892     .560      1.573
March 31, 1993                  3.654     4.245     5.222     .591      1.568



     The contractual maturities of all loans receivable and mortgage-backed securities as of March 31, 1994 follow:

                                                Mortgage-Backed
                             Real Estate Loans     Securities
                             -----------------  ---------------
                                         Fixed            Fixed
(Dollars in millions)            ARM      Rate      ARM    Rate   Consumer    Total
                                 ---     -----      ---   -----   --------    -----

One year or less             $   564    $   49   $   32    $340     $  820  $ 1,805
Over one to two years            624        56       33     234        544    1,491
Over two to three years          769        59       36      89        377    1,330
Over three to five years       1,623       135       78      58        153    2,047
Over five to ten years         3,514       461      238     147        188    4,548
Over ten to fifteen years      4,231       195      320      89        123    4,958
Over fifteen years            16,281       337    1,297      21          8   17,944
                             -------    ------   ------    ----     ------  -------
                             $27,606    $1,292   $2,034    $978     $2,213  $34,123
                             =======    ======   ======    ====     ======  =======

INTEREST BEARING LIABILITIES

     The composition of interest bearing liabilities at March 31, 1994 and March 31, 1993 follows:

                                                         March 31
                                             -------------------------------
                                                 1994               1993
                                             -------------     -------------
(Dollars in millions)                         Amount    %       Amount    %
                                              ------   ---      ------   ---

Customer accounts
  Retail accounts
    Term                                     $16,925    50%    $15,893    46%
    Transaction                               13,661    40      12,538    36
  Wholesale accounts                             480     1         647     2
                                             -------   ---     -------   ---
                                              31,066    91      29,078    84
                                             -------   ---     -------   ---
Borrowings
  FHLB                                           281     1       1,285     4
  Other                                        2,731     8       4,175    12
                                             -------   ---     -------   ---
                                               3,012     9       5,460    16
                                             -------   ---     -------   ---
Total interest bearing liabilities           $34,078   100%    $34,538   100%
                                             =======   ===     =======   ===


      Borrowings totaled $3 billion at March 31, 1994, $3.5 billion at December 31, 1993 and $5.5 billion at March 31, 1993. As a percentage of interest bearing liabilities, borrowings totaled 9% at March 31, 1994 and 16% at March 31, 1993. Borrowings have decreased over these periods as a result of customer deposit acquisitions and have not been a significant factor in funding new lending. In the fourth quarter of 1993, GWB acquired $4.1 billion in deposits of HomeFed Bank, F.A. ("HomeFed") from the Resolution Trust Corporation.

     The following table shows the components of the change in customer account balances:

                                                        Three Months Ended
                                                             March 31
                                                      ----------------------
(Dollars in millions)                                    1994           1993
                                                         ----           ----
Transaction
  Demand accounts                                     $ 179.6      $     7.7
  Money market and other transaction
    accounts                                            103.9         (124.5)
Certificates of deposit                                (640.7)      (1,711.0)
Wholesale accounts                                     (108.2)         (36.0)
                                                      -------      ---------
                                                       (465.4)      (1,863.8)
Acquisitions of deposits, net                               -           33.3
                                                      -------      ---------
                                                      $(465.4)     $(1,830.5)
                                                      =======      =========


     The Company concentrates its retail deposit-gathering activity in two states: California and Florida.

     Net certificate of deposit account withdrawals have occurred during each of the past nine quarters due to reduced rates offered, as ARM originations have not been at levels where asset growth could occur.

     A summary of customer certificates of deposit by interest rate and maturity as of March 31, 1994 follows:


                               90 Days 180 Days  One Year   Two Years
                       Within       to       to        to          to Three Years March 31 December 31 March 31
(Dollars in millions) 90 Days 180 Days One Year Two Years Three Years    and Over     1994        1993     1993
                      ------- -------- -------- --------- ----------- ----------- -------- ----------- --------

Under 4%               $4,168   $3,226   $2,328    $1,114      $  173      $   36  $11,045     $10,998  $ 8,781
4 to 6%                   296      894    1,004       994         175       1,076    4,439       4,789    4,929
6 to 8%                    73       32       52       154         696         453    1,460       1,619    2,135
Over 8%                    83       22        7       196           4           5      317         575      540
                       ------   ------   ------    ------      ------      ------  -------     -------  -------
                       $4,620   $4,174   $3,391    $2,458      $1,048      $1,570  $17,261     $17,981  $16,385
                       ======   ======   ======    ======      ======      ======  =======     =======  =======

$100,000 accounts
  included above       $  628   $  200   $   86    $   49      $    1      $    7  $   971     $ 1,060  $ 1,227
/TABLE

NET INTEREST MARGIN AND NET INTEREST INCOME

     While average interest earning assets have remained relatively stable during the past year, the interest margin has decreased as interest rates have begun to rise. Net interest income decreased slightly to $334 million in the first quarter 1994 compared with $350 million in the first quarter 1993. The Company's net interest margin, the difference between the yield on interest earning assets (interest on mortgages, consumer loans and securities) and the cost of funds (interest on customer accounts and borrowings) was 3.97% at March 31, 1994 compared with 4.10% a year ago. The average net interest margin for the 1994 first quarter was 3.66% compared with 3.84% in the 1993 first quarter. The repricing lag on FCOFI and COFI ARMs added approximately 9 basis points in the first quarter of both 1994 and 1993 to the average net interest margin. For the fourth quarter 1993, the repricing lag accounted for approximately 5 basis points of the average net interest margin.

     The following table of net interest income displays the average monthly balances, interest income and expense and average rates by asset and liability component for the periods indicated:

                                                                Three Months Ended March 31
                                                  -------------------------------------------------------
                                                             1994                         1993
                                                  --------------------------   --------------------------
                                                  Average            Average   Average            Average
(Dollars in millions)                             Balance  Interest     Rate   Balance  Interest     Rate
                                                  -------  --------  -------   -------  --------  -------
Interest earning assets
  Securities                                      $ 1,149      $ 13     4.52%  $   966      $ 15     6.33%
  Mortgage-backed securities                        3,114        45     5.74     3,062        51     6.64
  Loans receivable
    Real estate                                    29,015       481     6.64    29,246       520     7.12
    Consumer                                        2,212        91    16.42     2,323       102    17.47
                                                  -------      ----    -----   -------      ----    -----
  Total interest earning assets                    35,490       630     7.10    35,597       688     7.73
Other assets                                        2,303                        2,528
                                                  -------                      -------
Total assets                                      $37,793                      $38,125
                                                  =======                      =======

Interest bearing liabilities
  Customer accounts
    Term accounts                                 $17,610       169     3.85   $17,222       188     4.36
    Transaction accounts                           13,542        63     1.85    12,788        67     2.09
                                                  -------      ----    -----   -------      ----    -----
                                                   31,152       232     2.98    30,010       255     3.39
  Borrowings
    FHLB                                              287         5     6.68       717         9     4.92
    Other                                           2,990        59     7.87     4,018        74     7.45
                                                  -------      ----    -----   -------      ----    -----
  Total interest bearing liabilities               34,429       296     3.44    34,745       338     3.89
Other liabilities                                     933                          928
Stockholders' equity                                2,431                        2,452
                                                  -------                      -------
Total liabilities and equity                      $37,793                      $38,125
                                                  =======                      =======

Interest rate spread                                                    3.66%                        3.84%
                                                                       =====                        =====

Effective yield summary
  Interest income/earning assets                  $35,490      $630     7.10%  $35,597      $688     7.73%
  Interest expense/earning assets                  35,490       296     3.33    35,597       338     3.80
                                                               ----    -----                ----    -----
Net yield on earning assets                                    $334     3.77%               $350     3.93%
                                                               ====    =====                ====    =====
/TABLE

     The average balance of loans receivable above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans that were nonperforming totaled $15.9 million for the quarter ended March 31, 1994 compared with $24.7 million for the quarter ended March 31, 1993.


ASSET LIABILITY MANAGEMENT

     The Company monitors its asset and liability structure and interest-rate/ maturity risks on a regular basis. In this process, consideration is given to interest-rate trends and funding requirements. ARMs comprised approximately 96% of the real estate loan portfolio at March 31, 1994 and 94% at March 31, 1993.

     At March 31, 1994, mortgages totaling $2.6 billion were available for sale, primarily mortgage-backed securities. Real estate loans available for sale are valued at the lower of cost or market, generally on an individual loan basis. As of March 31, 1994, $205 million of real estate loans, primarily fixed-rate loans, were designated as available for sale. Gains of $2.3 million in the real estate loan portfolio were realized in the first quarter of 1994. Unrealized holding gains on real estate loans available for sale totaled $6 million at March 31, 1994.

     Mortgage-backed securities and other securities available for sale are carried at fair value. At March 31, 1994, mortgage-backed securities available for sale included $450 million of fixed-rate loans and nearly $1.9 billion of ARMs. There were no realized gains or losses in the first quarter of 1994. Unrealized holding losses were $4 million at March 31, 1994. Unrealized holding gains were $31 million at December 31, 1993 and $67 million at March 31, 1993.

     Marketable securities available for sale at March 31, 1994 had an amortized cost of $496 million and a market value of $500 million. Gains realized during the 1994 first quarter totaled $477,000. Unrealized holding gains in marketable securities were $3.3 million at March 31, 1994, $7.2 million at December 31, 1993 and $11.3 million at March 31, 1993.

     Real estate available for sale is recorded at the lower of cost or fair value.

     The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $3.4 billion at March 31, 1994 compared with $3.1 billion at December 31, 1993 and $4.5 billion at March 31, 1993. In the current low interest rate environment, the Company is better protected against rising rates with an excess of interest earning assets maturing or repricing within one year.

                                                              Maturity/Rate Sensitivity
                                          -----------------------------------------------------------------
March 31, 1994                                              % of    Within                             Over
(Dollars in millions)                      Rate   Balance  Total    1 Year  1-5 Years  5-15 Years  15 Years
                                           ----   -------  -----    ------  ---------  ----------  --------

Interest earning assets
Securities                                 5.00%  $   740      2   $   740    $     -       $   -      $  -
Mortgage-backed securities                 6.04     3,012      9     2,505        486           -        21
Investment in FHLB stock                   4.21       308      1         -          -           -       308
Loans receivable
  Real estate
    Adjustable rate                        6.81    27,606     78    25,738      1,868           -         -
    Fixed rate
      Short-term                           8.77       516      2       242        272           2         -
      Long-term                            8.71       776      2       388        384           3         1
  Consumer                                16.22     2,213      6       535      1,330         269        79
                                          -----   -------    ---   -------    -------       -----      ----
                                           7.35    35,171    100    30,148      4,340         274       409

Interest bearing liabilities
Customer accounts
  Regular savings                          1.93     2,282      7     2,282          -           -         -
  Checking and limited access              1.69    11,379     33    11,379          -           -         -
  Wholesale transactions                      -       144      -       144          -           -         -
  Term accounts                            3.99    17,261     51    12,184      5,052          25         -
                                          -----   -------    ---   -------    -------       -----      ----
                                           2.98    31,066     91    25,989      5,052          25         -
Borrowings
  FHLB                                     6.57       281      1       260         21           -         -
  Other                                    7.59     2,731      8       584      1,424         672        51
Impact of interest-rate swaps                 -         -      -      (109)       109           -         -
                                          -----   -------    ---   -------    -------       -----      ----
                                           3.38    34,078    100    26,724      6,606         697        51
                                          -----   -------    ---   -------    -------       -----      ----

Excess of interest earning
  assets over interest bearing
  liabilities at March 31, 1994            3.97%  $ 1,093          $ 3,424    $(2,266)      $(423)     $358
                                          =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at December 31, 1993         3.76%  $   840          $ 3,105    $(1,833)      $(764)     $332
                                          =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at March 31, 1993            4.10%  $ 1,140          $ 4,466    $(3,050)      $(630)     $354
                                          =====   =======          =======    =======       =====      ====

                                                               March 31
                                                             ------------
                                                             1994    1993
                                                             ----    ----
Calculation of adjusted margin
Unadjusted margin                                            3.97%   4.10%
Benefit of net interest earning assets                        .11     .11
                                                             ----    ----
Adjusted margin                                              4.08%   4.21%
                                                             ====    ====
/TABLE

ASSET QUALITY

     The Company regularly reviews its assets to determine that each category is reasonably valued. In this review process it monitors the loss exposure relating to nonperforming assets, assets adversely classified for regulatory purposes, the delinquency trend and market environment to identify potential problems.

     Loss reserves have been provided, where necessary in management's judgment, for interest earning assets, including residential loans and consumer loans. Valuation reserves for consumer loans are provided based upon a percentage of the loans outstanding in relation to the loss experience within the loan categories.

     The California real estate markets did not improve significantly in 1993 or the first three months of 1994. The economic climate, particularly in California has not been favorable. Continuing deterioration in market values has persisted in both single-family residential and income producing properties. Single-family loan values have deteriorated because of continued high unemployment rates as well as the weak economy and its effects upon the residential market. A variety of indicators suggest an improvement in California's economic outlook.

     The Company assesses the status of general loss reserves on real estate loans based upon its current loss experience as applied to the loan portfolio including loans that are delinquent or adversely classified because of declining collateral values. Because of the current recessionary environment, the Company's general loan loss reserves remain relatively high to give effect to current trends in this environment in valuing its loan portfolio.

     There appear to be regional differences in economic performance within California and among property types which are attributable to the rolling recessionary environment and its wide range effect on different economic activities within California.

     The economic factors affecting the office space market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the vacancy rate at December 31, 1993 and December 31, 1992 was 12% in the San Francisco area. In the Los Angeles area, the vacancy rate was 20% at December 31, 1993 and December 31, 1992. The highest vacancy rate existed in San Diego County where it was 21% at December 31, 1993 compared with 23% at December 31, 1992.

     In the industrial space market, Northern and Southern California vacancy rates appear to be more comparable. In the San Francisco and Los Angeles areas, vacancy rates were 11% at December 31, 1993. A year ago, the vacancy rates were 12% in the San Francisco area and 11% in the Los Angeles area. Unlike the office space market, San Diego County's industrial space market had the lowest vacancy rate consisting of 4% at December 31, 1993 and 3% at December 31, 1992.

     In the single-family market, regional differences also exist in the economic performance of Northern, Central and Southern California. For example, the median metropolitan area sales price of existing single-family homes in the San Jose area decreased from the fourth quarter of 1992 to the fourth quarter of 1993 by 1%. During the same period, the median sales price declined 6% in the Los Angeles area and 3% in the San Diego area.

     As a monitoring device the Company reviews the trends of loans delinquent for periods of less than ninety days on a monthly (and within-month) basis. The following summarizes loans delinquent for periods from thirty to eighty-nine days:


                                    March 31     December 31     March 31
(Dollars in millions)                   1994            1993         1993
                                    --------     -----------     --------
30-59 days delinquent
  SFR loans                           $343.0          $190.9       $242.8
  Other                                 46.4            19.0         48.0
60-89 days delinquent
  SFR loans                            175.3           105.2        109.7
  Other                                 21.4             8.8         31.4



     Delinquencies in the thirty to eighty-nine day categories have increased during the first three months of 1994. Much of the 1994 first quarter increase is believed to be related to the Northridge earthquake in January and to the forbearance offered to customers who suffered damages from the earthquake. Two and three payment delinquencies on SFRs in the earthquake affected areas totaled $142 million and $73 million, respectively, at March 31, 1994. The effect on nonperforming assets will not be evident until later in the second quarter when the period of forbearance expires. Foreclosures continue to occur at relatively high levels.

     Loans delinquent over thirty days, together with restructured loans, have been included in the process to determine estimated losses. The effects of various loan characteristics such as geographic concentrations, loan purpose, negative amortization and loan to value ratios ("LTV") are considered in this review process.

     The following table shows the trend in single-family residential delinquencies (two or more payments delinquent) to the growth in the related portfolio.


                                              March 31   December 31   March 31
                                                  1994          1993       1993
                                              --------   -----------   --------

SFR loans as a percent of total
  real estate loans                               88.5%         88.3%      86.9%
SFR delinquency as a percent of total
  single-family residential loans                  4.4           3.2        4.6



     The Company's real estate loan portfolio included approximately $3.4 billion of uninsured single-family mortgage loans at March 31, 1994, compared with $4.3 billion a year ago, which were originated with terms where the LTV exceeded 80% (but not in excess of 90%). During the first quarter 1994, losses totaled $3.7 million, or .30% (annualized), on the higher LTV mortgages. For the year 1993, losses totaled $44.8 million, or .81% of such loans, compared with $10.1 million, or .15%, for 1992. The Company began to purchase mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80% in 1990. Therefore, this portfolio of uninsured loans is becoming more seasoned.

     The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and the reserve for estimated losses related to such loans follows:

                                                     March 31
                                ---------------------------------------------------
                                           1994                       1993
                                -----------------------     -----------------------
                                            Reserve for                 Reserve for
                                    Loan      Estimated         Loan      Estimated
(Dollars in thousands)           Balance         Losses      Balance         Losses
                                 -------    -----------      -------    -----------

Real estate loans
  Residential
    Single-family               $ 43,864       $  5,796     $ 39,690        $ 2,557
    Apartments                   113,895         17,249      188,630          2,559
  Commercial
    Offices                       47,926          9,112       99,467          8,574
    Retail                        28,624          3,623       55,981          2,021
    Hotel/motel                  107,992          5,085      152,417              -
    Industrial                    16,676          1,989       93,036            115
    Other                          5,570          1,018       16,843            808
                                --------       --------     --------        -------
                                $364,547       $ 43,872     $646,064        $16,634
                                ========       ========     ========        =======


     Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

     A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

     Certain loans meet the criteria of troubled debt restructurings ("TDRs") as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." TDRs totaled $246 mil-lion at March 31, 1994 compared with $406 million at March 31, 1993. In the second quarter of 1993, Federal Banking Regulators issued a joint release regarding credit availability. Based on this release, TDRs which meet certain conditions of repayment and performance have not been included in nonperforming assets. At March 31, 1994, $43 million of TDRs were classified as performing assets.

     Real estate available for sale is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. Real estate held for development, also subject to the same review process, is carried at the lower of cost or net realizable value. Properties where future development is uncertain are carried at the lower of cost or fair value. Real estate is also included in the general reserve evaluation. Many foreclosed real estate properties are operating profitably after provisions for interest and depreciation and are performing assets.

     Nonperforming assets include loans which are delinquent ninety days or more, TDRs which do not meet certain performance criteria and certain real estate acquired through foreclosure. The following table indicates the amount of the Company's nonperforming assets and the ratio of nonperforming assets to total assets:


                                    March 31        December 31        March 31
                                      1994             1993              1993

                                 -------------     -------------     -------------
(Dollars in millions)            Amount     %      Amount     %      Amount     %
                                 ------    ---     ------   ----     ------   ----
Loans receivable
  Real estate
    Residential
      Single-family              $  599   1.57%    $  522   1.34%    $  836   2.16%
      Apartments                     87    .23         70    .18        188    .48
    Commercial                      218    .57        225    .58        394   1.02
  Consumer finance                   20    .05         20    .05         21    .05
  Bank card                           -      -          -      -          6    .02
  Other                               2    .01          2      -          2      -
                                 ------   ----     ------   ----     ------   ----
                                    926   2.43        839   2.15      1,447   3.73
Real estate acquired
  through foreclosure               199    .52        293    .75        556   1.44
                                 ------   ----     ------   ----     ------   ----
Total nonperforming assets       $1,125   2.95%    $1,132   2.90%    $2,003   5.17%
                                 ======   ====     ======   ====     ======   ====

     The geographic distribution of the real estate loan and real estate portfolios as of March 31, 1994 follows:

                                                                              Oklahoma/  Maryland/
(Dollars in millions)          Total California  Florida Washington  Arizona     Texas   Virginia   Georgia   Other
                               ----- ----------  ------- ----------  -------  --------   --------   -------   -----
Real estate loans
  Residential
    Single-family            $25,567    $18,777   $1,729       $905     $340      $557       $314      $427  $2,518
    Apartments                 1,781      1,421       90          7       65        33          -        57     108
  Commercial
    Offices                      438        399        9          4        8         3          1         4      10
    Retail                       278        231       22          9        2         -          3         4       7
    Hotel/motel                  280        138        5          -        3         2         92         -      40
    Industrial                   327        271       14          4        7        16          -         4      11
    Other                        227        162       22          6       13         1          1         2      20
                             -------    -------   ------       ----     ----      ----       ----      ----  ------
                              28,898     21,399    1,891        935      438       612        411       498   2,714
                             -------    -------   ------       ----     ----      ----       ----      ----  ------
Real estate available
  for sale, net
  Real estate acquired
    through foreclosure          221        186       22          2        1         1          -         -       9
  Other                           48         30        3         15        -         -          -         -       -
Property development              86         86        -          -        -         -          -         -       -
                             -------    -------   ------       ----     ----      ----       ----      ----  ------
                                 355        302       25         17        1         1          -         -       9
                             -------    -------   ------       ----     ----      ----       ----      ----  ------
Total real estate loans
  and real estate            $29,253    $21,701   $1,916       $952     $439      $613       $411      $498  $2,723
                             =======    =======   ======       ====     ====      ====       ====      ====  ======
Percent of total               100.0%      74.2%     6.5%       3.3%     1.5%      2.1%       1.4%      1.7%    9.3%


     The geographic distribution of nonperforming real estate loans and foreclosed real estate at March 31, 1994 follows:

                                                                             Oklahoma/  Maryland/
(Dollars in millions)         Total California  Florida Washington  Arizona     Texas   Virginia   Georgia  Other
                              ----- ----------  ------- ----------  -------  --------   --------   -------  -----

Real estate loans
  Residential
    Single-family            $  599       $512     $ 26       $  7     $  3      $  7       $  4      $  5   $ 35
    Apartments                   87         68        1          1        -        13          -         -      4
  Commercial
    Offices                      42         39        2          -        -         -          1         -      -
    Retail                       25         20        -          5        -         -          -         -      -
    Hotel/motel                 127         35        -          -        -         -         92         -      -
    Industrial                   16         14        1          -        -         1          -         -      -
    Other                         8          2        2          1        3         -          -         -      -
                             ------       ----     ----       ----     ----      ----       ----      ----   ----
                                904        690       32         14        6        21         97         5     39
                             ------       ----     ----       ----     ----      ----       ----      ----   ----
Real estate
  Residential
    Single-family                91         78        3          1        1         -          -         -      8
    Apartments                   35         34        -          -        -         1          -         -      -
  Commercial
    Offices                      31         21        9          1        -         -          -         -      -
    Retail                        8          8        -          -        -         -          -         -      -
    Hotel/motel                  10          8        2          -        -         -          -         -      -
    Industrial                   11         10        1          -        -         -          -         -      -
    Other                        13         11        1          -        -         -          -         -      1
                             ------       ----     ----       ----     ----      ----       ----      ----   ----
                                199        170       16          2        1         1          -         -      9
                             ------       ----     ----       ----     ----      ----       ----      ----   ----

Total nonperforming real
  estate loans and real
  estate                     $1,103       $860     $ 48       $ 16     $  7      $ 22       $ 97      $  5   $ 48
                             ======       ====     ====       ====     ====      ====       ====      ====   ====
Percent of total              100.0%      78.0%     4.4%       1.4%      .6%      2.0%       8.8%       .4%   4.4%

/TABLE

      A comparison of the California real estate loan and foreclosed real estate portfolios and nonperforming real estate loans and real estate by region as of March 31, 1994 follows:


                                         California                    Northern California
                               -------------------------------   --------------------------------
(Dollars in millions)          Portfolio  Nonperforming     %    Portfolio  Nonperforming      %
                               ---------  -------------    ---   ---------  -------------     ---
Real estate loans
  Residential
    Single-family                $18,777           $512    2.7      $5,388           $ 96     1.8
    Apartments                     1,421             68    4.8         174              2     1.1
  Commercial
    Offices                          399             39    9.8          76              7     9.2
    Retail                           231             20    8.7          53              1     1.9
    Hotel/motel                      138             35   25.4          43              -       -
    Industrial                       271             14    5.2          37              2     5.4
    Other                            162              2    1.2          40              -       -
                                 -------           ----  -----      ------           ----   -----
                                  21,399            690    3.2       5,811            108     1.9
                                 -------           ----  -----      ------           ----   -----
Real estate
  Residential
    Single-family                     78             78  100.0          10             10   100.0
    Apartments                        35             34   97.1           2              2   100.0
  Commercial
    Offices                           24             21   87.5           7              7   100.0
    Retail                            17              8   47.1           1              1   100.0
    Hotel/motel                        8              8  100.0           2              2   100.0
    Industrial                        12             10   83.3           1              -       -
    Other                             12             11   91.7           1              1   100.0
                                 -------           ----  -----      ------           ----   -----
                                     186            170   91.4          24             23    95.8
                                 -------           ----  -----      ------           ----   -----
Total real estate loans
  and real estate                $21,585           $860    4.0      $5,835           $131     2.2
                                 =======           ====  =====      ======           ====   =====

/TABLE

                                      Central California                 Southern California
                               --------------------------------   --------------------------------
(Dollars in millions)          Portfolio  Nonperforming     %     Portfolio  Nonperforming      %
                               ---------  -------------    ---    ---------  -------------     ---
Real estate loans
  Residential
    Single-family                 $1,575            $24     1.5     $11,814           $392     3.3
    Apartments                       264             13     4.9         983             53     5.4
  Commercial
    Offices                           43              3     7.0         280             29    10.4
    Retail                            30              -       -         148             19    12.8
    Hotel/motel                       27              2     7.4          68             33    48.5
    Industrial                        16              -       -         218             12     5.5
    Other                             21              -       -         101              2     2.0
                                  ------            ---   -----     -------           ----   -----
                                   1,976             42     2.1      13,612            540     4.0
                                  ------            ---   -----     -------           ----   -----

Real estate
  Residential
    Single-family                      6              6   100.0          62             62   100.0
    Apartments                         3              3   100.0          30             29    96.7
  Commercial
    Offices                            2              2   100.0          15             12    80.0
    Retail                             8              -       -           8              7    87.5
    Hotel/motel                        -              -       -           6              6   100.0
    Industrial                         1              1   100.0          10              9    90.0
    Other                              -              -       -          11             10    90.9
                                  ------            ---   -----     -------           ----   -----
                                      20             12    60.0         142            135    95.1
                                  ------            ---   -----     -------           ----   -----
Total real estate loans
  and real estate                 $1,996            $54     2.7     $13,754           $675     4.9
                                  ======            ===   =====     =======           ====   =====


     Nonperforming real estate loans and real estate decreased by $7 million during the first quarter of 1994. Total nonperforming single-family residential properties decreased $3 million in the first quarter of 1994, while single-family residential properties in California increased $5 million. The loss on single-family foreclosures sold in the first quarter of 1994 was 20.1% of the loan balances at foreclosure. Nonperforming commercial and apartment properties declined $4 million in the first quarter of 1994.

     In an effort to reduce nonperforming assets, the Company completed four bulk asset sales in the second half of 1993 totaling $659 million. In the first quarter of 1994, bulk sales of foreclosed single-family properties totaled $84.6 million. Auction sales have also been utilized to accelerate the disposition of foreclosed properties.

     The Company provides a reserve for uncollected interest which is essentially based upon loans delinquent ninety days or more or in foreclosure. These loans are considered in "nonaccrual" status.

     A summary of loan loss provisions, charge-offs and recoveries by loan type follows:

                                                         At or For The
                                                      Three Months Ended
                                                           March 31
                                                    ----------------------
(Dollars in thousands)                                  1994          1993
                                                        ----          ----

Beginning balance                                   $502,269      $492,871

Provision for loss
  Real estate loans
    SFR                                               25,000        40,000
    Other                                             14,993         4,500
  Consumer finance                                     9,300         9,800
  Bank card                                                -         5,178
  Other                                                2,507         3,022
                                                    --------      --------
                                                      51,800        62,500
                                                    --------      --------
Charge-offs
  Real estate loans
    SFR                                              (39,931)      (30,024)
    Other                                             (6,889)       (9,795)
  Consumer finance                                   (12,654)      (12,899)
  Bank card                                                -        (6,568)
  Other                                                 (376)         (286)
                                                    --------      --------
                                                     (59,850)      (59,572)
                                                    --------      --------
Recoveries
  Real estate loans
    SFR                                                  174           254
    Other                                                337           579
  Consumer finance                                     4,046         3,788
  Bank card                                                -           460
  Other                                                   95           305
                                                    --------      --------
                                                       4,652         5,386
                                                    --------      --------
Net charge-offs
  Real estate loans
    SFR                                              (39,757)      (29,770)
    Other                                             (6,552)       (9,216)
  Consumer finance                                    (8,608)       (9,111)
  Bank card                                                -        (6,108)
  Other                                                 (281)           19
                                                    --------      --------
                                                     (55,198)      (54,186)
                                                    --------      --------
Ending balance                                      $498,871      $501,185
                                                    ========      ========

Ratio of net charge-offs
  (annualized) to average loans
  Real estate loans
    SFR                                                  .62%          .47%
    Other                                                .78           .97
  Consumer finance                                      1.88          2.14
  Bank card                                                -          9.96
  Other                                                  .29          (.02)
                                                        ----          ----
                                                         .71%          .69%
                                                        ====          ====
/TABLE

     The following table presents the Company's reserve for estimated losses and the reserve as a percent of the respective loans receivable portfolios:

                                                     March 31

                                        ------------------------------------
                                             1994                 1993

                                        ---------------      ---------------
(Dollars in millions)                   Amount       %       Amount       %
                                        ------      ---      ------      ---

Real estate loans
  SFR                                     $197      .77%       $174      .68%
  Commercial and other                     233     6.99         244     6.28
Consumer finance                            51     2.77          47     2.80
Bank card                                    -        -          24    10.36
Other                                       18     4.64          12     3.09
                                          ----     ----        ----    -----
  Total                                   $499     1.60%       $501     1.57%
                                          ====     ====        ====    =====


     A summary of real estate reserve activity by real estate type follows:

                                                           At or For The
                                                         Three Months Ended
                                                              March 31
                                                         ------------------
(Dollars in millions)                                    1994          1993
                                                         ----          ----

Beginning balance
  SFR                                                    $  5          $  5
  Commercial and other                                    119           114
                                                         ----          ----
                                                          124           119
Provision for losses
  SFR                                                       3            11
  Commercial and other                                      -            15
                                                         ----          ----
                                                            3            26
Net charge-offs
  SFR                                                      (4)           (2)
  Commercial and other                                     (5)          (12)
                                                         ----          ----
                                                           (9)          (14)
Ending balance
  SFR                                                       4            14
  Commercial and other                                    114           117
                                                         ----          ----
                                                         $118          $131
                                                         ====          ====

OPERATIONS

     Net interest income totaled $334 million in the first quarter 1994 compared with $350 million in the first quarter 1993. Interest earning assets decreased slightly while margins remained relatively level. The Company continues to experience a high level of nonaccrual loans in the portfolio which results in lower interest income. The following table shows the components of the change in net interest income between periods.

                                                                        Three Months Ended March 31
                                                                       ------------------------------
(Dollars in millions)                                                  1994 vs 1993      1993 vs 1992
                                                                       ------------      ------------

Interest on mortgage-backed securities
  Rate (1)                                                                 $ (7)             $ (13)
  Volume (2)                                                                  1                 (9)
  Rate/Volume (3)                                                             -                  2
                                                                           ----              -----
                                                                             (6)               (20)
                                                                           ----              -----
Interest on real estate loans
  Rate (1)                                                                  (35)              (116)
  Volume (2)                                                                 (4)                (4)
  Rate/Volume (3)                                                             -                  1
                                                                           ----              -----
                                                                            (39)              (119)
                                                                           ----              -----
Income on consumer loans
  Rate (1)                                                                   (6)                (3)
  Volume (2)                                                                 (5)                (3)
  Rate/Volume (3)                                                             -                  -
                                                                           ----              -----
                                                                            (11)                (6)
                                                                           ----              -----
Income on securities and investments
  Rate (1)                                                                   (4)                 -
  Volume (2)                                                                  3                 (4)
  Rate/Volume (3)                                                            (1)                 -
                                                                           ----              -----
                                                                             (2)                (4)
                                                                           ----              -----
Interest earning assets
  Rate                                                                      (52)              (132)
  Volume                                                                     (5)               (20)
  Rate/Volume                                                                (1)                 3
                                                                           ----              -----
                                                                            (58)              (149)
                                                                           ----              -----
Customer accounts
  Rate (1)                                                                  (31)              (113)
  Volume (2)                                                                  9                (13)
  Rate/Volume (3)                                                            (1)                 4
                                                                           ----              -----
                                                                            (23)              (122)
                                                                           ----              -----
Borrowings
  Rate (1)                                                                    8                (13)
  Volume (2)                                                                (25)                (2)
  Rate/Volume (3)                                                            (2)                 -
                                                                           ----              -----
                                                                            (19)               (15)
                                                                           ----              -----
Interest bearing liabilities
  Rate                                                                      (23)              (126)
  Volume                                                                    (16)               (15)
  Rate/Volume                                                                (3)                 4
                                                                           ----              -----
                                                                            (42)              (137)
                                                                           ----              -----
Change in net interest income                                              $(16)             $ (12)
                                                                           ====              =====

(1) The rate variance reflects the change in the average rate multiplied by the average balance outstanding during the prior period.

(2) The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.

(3) The rate/volume variance reflects the change in the average rate multiplied by the change in the average balance outstanding.

(4) Nonaccrual loans and amortized deferred loan fees are included in the interest income calculations.


     Real estate services income totaled $12.1 million for the three months ended March 31, 1994 compared with a net loss of $6.9 million for the three months ended March 31, 1993. This increase in income was primarily attributed to lower loss provisions on real estate. Gains on mortgage sales decreased as a result of fixed-rate mortgage sales totaling $671 million in the first three months of 1994, at a gain of .62% of mortgage sales compared with $455 million in the first three months of last year at a gain of 1.12% of mortgage sales. Servicing income increased as the net servicing spread was 42 basis points of the servicing portfolio at March 31, 1994 or 2 basis points higher than a year ago. Loans serviced for others totaled $12.2 billion at March 31, 1994 compared with $12.9 billion one year earlier.

     Retail banking fee and commission income increased from $33.4 million in the three months ended March 31, 1993 to $43.5 million in the three months ended March 31, 1994. Securities operations income and retail banking fees both increased because of expanding activity. Banking fees increased because of higher transaction balances and deposits acquired in acquisitions. The Company has also expanded mutual fund activity which comprises commissions and other income from mutual fund operations. Net revenue from these operations totaled $10.6 million in the three months ended March 31, 1994 compared with $8.9 mil-lion in the same period of 1993. The Company managed mutual funds with assets aggregating $3.3 billion at March 31, 1994 compared with $2.5 billion at March 31, 1993.

     The increase in operating and administrative expenses for the three months ended March 31, 1994, compared with the same period in 1993 resulted, in part, from the inclusion of approximately $15 million in expenses related to the HomeFed acquisition completed in December 1993 and from approximately $3 million for repairs of earthquake damage to facilities. During the fourth quarter of 1993, the Company recorded a $30 million restructuring charge, primarily associated with the cost-reduction program at the Company's administrative headquarters. Approximately $9.8 million was charged against these reserves in the first quarter of 1994, principally employee separation expenses and associated costs. Operating expenses increased 6% between the first quarters of 1994 and 1993 and increased 5% between the same periods of 1993 and 1992. The operating ratios were as follows:

                                                           Three Months Ended
                                                                March 31
                                                          -------------------
                                                           1994          1993
                                                           ----          ----

Operating and administrative expenses (annualized)
  As a percent of average assets
    Corporate                                              2.80%         2.60%
    Banking operations                                     2.56          2.34
  As a percent of average assets and assets
    serviced for others
    Corporate                                              2.11          1.94
    Banking operations                                     1.91          1.72
  As a percent of average retail deposits
    Banking operations                                     3.01          2.90
  As a percent of revenue
    Corporate                                             65.52         60.69
    Banking operations                                    68.67         62.16



     The Company expects to eliminate approximately 1,000 jobs by the end of 1994, or 25 percent of the administrative work force. Approximately 500 of these reductions were realized by year-end 1993 from a job-hiring freeze imposed in late summer of 1993. The cost-reduction program, which was designed to increase profits and improve efficiency, will be phased in throughout 1994. Reductions in nonpersonnel related costs will also contribute to the overall savings through renegotiation of existing vendor contracts and elimination of other administrative expenses. Anticipated savings in 1995 and beyond will exceed $100 million annually, a portion of which will be realized in 1994.

     Net earnings (annualized) as a percentage of average assets were .52% for the first quarter 1994 compared with .47% for the same 1993 period. The annualized return on average equity was 8.14% for the three month period ending March 31, 1994 compared with 7.37% for the same period a year ago.

     The Company's effective tax rate was 41.2% in the first quarter of 1994 and 37.9% in the same period of 1993. The lower rate in 1993 is attributed to a favorable settlement of certain tax issues and the reversal of certain tax liabilities no longer required.


CAPITAL RESOURCES AND LIQUIDITY

     Capital (stockholders' equity) was $2.4 billion at March 31, 1994 versus $2.5 billion at March 31, 1993. At the end of the 1994 first quarter the ratio of capital to total assets remained unchanged from a year ago at 6.5%.

     GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. At March 31, 1994, GWB's capital was $2.6 billion, including subordinated notes of $429 million.

     The following ratios, as of the most recent quarter end, compare GWB with the fully phased-in capital requirements under regulations issued by the Office of Thrift Supervision ("OTS"):


                                     Actual         OTS Benchmark
                                 --------------     -------------     Capital
(Dollars in millions)            Amount      %      Amount     %       Excess
                                 ------     ---     ------    ---     -------

Leverage/tangible ratio          $1,864    5.34     $1,047   3.00        $817
Risk-based ratio                  2,509   11.84      1,695   8.00         814



     The OTS has amended its risk-based capital rules to incorporate interest-rate risk requirements. Effective July 1, 1994, a savings association is required to hold additional capital if it is projected to experience a 2% decline in "net portfolio value" in the event interest rates increase or decrease by two percentage points. Additional capital required is equal to one-half of the amount by which any decline in net portfolio value exceeds 2% of the savings association's total net portfolio value.

     The OTS has proposed to amend its capital rule on the leverage ratio requirement to reflect amendments made by the Office of the Comptroller of the Currency ("OCC") to the capital requirements for national banks. The proposal would establish a 3% leverage ratio (defined as the ratio of core capital to adjusted total assets) for savings associations in the strongest financial and managerial condition. All other savings associations would be required to main- tain leverage ratios of at least 4%. Only savings associations rated composite 1 under the OTS MACRO rating system will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. For all other savings associations, the minimum core capital leverage ratio will be 3% plus at least an additional 100 to 200 basis points.

     In determining the amount of additional capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis. The OTS' supervisory judgment on a savings association's capital adequacy, both in terms of risk-based capital and the minimum leverage ratio, will continue to be based upon an assessment of the relevant factors present in each institution.

     Savings associations that do not pass the minimum capital standards established under the new core capital leverage ratio requirements will be required to submit capital plans detailing steps to be taken to reach compliance.

     GWB currently meets these proposed requirements.

     As of March 31, 1994, real estate loan commitments totaled $749 million compared with $777 million at December 31, 1993 and $814 million at March 31 a year ago. These commitments included $610 million of ARMs and $139 million at fixed rates at March 31, 1994. The high percentage of ARM commitments is indicative that the fully adjusted interest rate on ARMs is more than 200 basis points lower than the rates offered on 30-year fixed-rate loans. The Company has several sources for raising funds for lending among which are mortgage repay-ments, mortgage sales, customer deposits, Federal Home Loan Bank borrowings and other borrowings.

     The following table presents the debt ratings of the Company and GWB at March 31, 1994:


                                                            Moody's Investors
                                      Standard & Poor's          Service
                                      -----------------     -----------------
                                      GWFC          GWB     GWFC          GWB
                                      ----          ---     ----          ---

Unsecured short-term debt                           A-2                   P-2
Senior term debt                      BBB+           A-     Baa2           A3
Subordinated term debt                             BBB+                  Baa1
Preferred stock                       BBB-                  Baa3



     The origination and sale of real estate loans is dependent upon general market conditions. In an active real estate market loan originations increase. In such periods mortgage sales are usually increased to fund a portion of origi-nations and to control asset growth. However, in some periods mortgage sales occur to fund customer account outflows and repay borrowings which result in asset shrinkage. Mortgage sales also occur to limit interest-rate risk and for restructuring purposes.

     As presented in the Consolidated Condensed Statement of Cash Flows the sources of liquidity vary between quarters. The primary sources of funds in the first quarter of 1994 were principal payments on mortgages held for investment of $1.8 billion and sales and repayments of loans available for sale of $716 million. New loans originated for investment required $1.5 billion, net customer account withdrawals totaled $465 million, and repayments of borrowings required $467 million. Operating activities provided $179 million in the current quarter.

     The Company continued to maintain liquidity balances each period in excess of funding and legal requirements. Cash and securities totaled $1.4 billion at March 31, 1994 and $1.1 billion at March 31, 1993.


DIVIDENDS

     Quarterly cash dividends have been paid since 1977. At its April 1994 meeting, the Board of Directors declared a quarterly cash dividend of $.23 per common share payable in May 1994. The quarterly cash dividend has been paid at this level since the second quarter of 1992.

     In the first quarter of 1994 the regular quarterly dividend on the $129 million 8 3/4% cumulative convertible preferred stock, issued in May 1991, and the regular quarterly dividend on the $165 million 8.3% cumulative preferred stock, issued in September 1992, were paid.

     The Dividend Reinvestment and Stock Purchase Plan permits a 3% discount on stock purchased with reinvested dividends. During the first quarter 1994 reinvested dividends totaled $4.7 million.

     Effective March 31, 1994, Bryant Financial Corporation ("Bryant"), a property development subsidiary, became a wholly-owned direct subsidiary of the Company. This realignment was in the form of a dividend from GWB to GWFC in the amount of Bryant's book value of $38 million.

     The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar, Inc ("Aristar"). In the first quarter of 1994 cash dividends received from GWB and Aristar totaled $37.8 million and $6.3 million, respectively. GWB is subject to the regulations of the OTS and FDIC. The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations established a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100% of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75% of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25% to 75% of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. An association subject to more stringent restrictions imposed by agreement may apply to remove the more stringent restrictions.

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


AVERAGE SHARES OUTSTANDING

     The average common shares outstanding, based upon daily amounts used in the calculation of earnings per share, are shown below:


                                             Three Months Ended March 31
                                             ---------------------------
                                                    1994            1993
                                                    ----            ----

Primary                                      133,356,647     131,602,482
Fully diluted                                139,698,559     137,944,394

                        PART II - OTHER INFORMATION
                        ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------
     The Company's Annual Meeting of Shareholders was held on April 26, 1994. 117,990,775 shares of GWFC common stock were represented at the Annual Meeting in person or by proxy.

     Shareholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

                                 Votes in Favor
Nominee                             of Election     Votes Withheld
- - -------                          --------------     --------------

John V. Giovenco                    117,637,093            353,682
Firmin A. Gryp                      117,637,579            353,196
James F. Montgomery                 117,646,316            344,459
Alberta E. Siegel                   117,625,747            365,028


     In addition, the term of office of the following directors continued after the meeting:

Dr. David Alexander
H. Frederick Christie
Stephen E. Frank
Enrique Hernandez, Jr.
John F. Maher
Charles D. Miller
Willis B. Wood, Jr.


     Shareholders voted to approve the Great Western Financial Corporation Annual Incentive Compensation Plan for Executive Officers. 106,185,831 shares were voted in favor of the proposal, 11,405,107 shares were voted against the proposal, and 336,470 shares abstained. There were no broker nonvotes on the matter.

ITEM 5.  OTHER INFORMATION
- - --------------------------
     The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated follows:


                                          Three Months Ended  Twelve Months Ended  Three Months Ended
(Dollars in thousands)                        March 31, 1994    December 31, 1993      March 31, 1993
                                          ------------------  -------------------  ------------------

Earnings
- - --------
  Net earnings                                      $ 49,475           $   62,047            $ 45,211
  Taxes on income                                     34,700               30,000              27,600
                                                    --------           ----------            --------
  Earnings before taxes                             $ 84,175           $   92,047            $ 72,811
                                                    ========           ==========            ========

Interest expense
- - ----------------
  Customer accounts                                 $232,139           $  939,081            $254,574
  Borrowings                                          74,792              370,761              92,652
                                                    --------           ----------            --------
    Total                                           $306,931           $1,309,842            $347,226
                                                    ========           ==========            ========

Rent expense
- - ------------
  Total                                             $ 14,916           $   53,638            $ 12,483
  1/3 thereof                                          4,972               17,879               4,161

Capitalized interest                                $    110           $      777            $     42
Preferred stock dividends                           $  6,254           $   25,015            $  6,254

Ratio of earnings to fixed charges
  and preferred stock dividends
- - ----------------------------------
  Excluding customer accounts
  ---------------------------
    Earnings before fixed charges                   $163,939           $  480,687            $169,624
    Fixed charges                                     90,514              426,526             106,927

    Ratio                                               1.81                 1.13                1.59

  Including customer accounts
  ---------------------------
    Earnings before fixed charges                   $396,078           $1,419,768            $424,198
    Fixed charges                                    322,653            1,365,607             361,501

    Ratio                                               1.23                 1.04                1.17

Ratio of earnings to fixed charges
- - ----------------------------------
  Excluding customer accounts
  ---------------------------
    Earnings before fixed charges                   $163,939           $  480,687            $169,624
    Fixed charges                                     79,874              389,417              96,855

    Ratio                                               2.05                 1.23                1.75

  Including customer accounts
  ---------------------------
    Earnings before fixed charges                   $396,078           $1,419,768            $424,198
    Fixed charges                                    312,013            1,328,498             351,429

    Ratio                                               1.27                 1.07                1.21

/TABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------
a.  Exhibits
    --------
 4.1   The Company has outstanding certain long-term debt as set forth in
Note 13 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Company agrees to furnish copies of the instruments representing its long-term debt to the Securities and Exchange Commission (the "SEC") upon request.

10.1 General provisions applicable to Performance Restricted Stock Awards granted under the Great Western Financial Corporation 1988 Stock
Option and Incentive Plan, as amended (March 1994).

11.1   Statement re computation of per share earnings.


b.  Reports on Form 8-K
- - -------------------
A report on Form 8-K/A dated February 15, 1994, event date December 3, 1993, was filed with the Securities and Exchange Commission providing pro forma financial statements for the acquisition by GWB of HomeFed Bank, F.A.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










GREAT WESTERN FINANCIAL CORPORATION
- - -----------------------------------
Registrant







/s/ Carl F. Geuther
- - ------------------------------------
Carl F. Geuther
Executive Vice President and Chief
Financial Officer




/s/ Jesse L. King
- - -------------------------------------
Jesse L. King
Senior Vice President
Controller








DATE:  May 11, 1994

                      GREAT WESTERN FINANCIAL CORPORATION

                               EXHIBIT INDEX

                               March 31, 1994



Exhibit                                                             Page
Number                                                              Number
- - -------                                                             ------

10.1    General provisions applicable to Performance                    37
        Restricted Stock Awards granted under the Great Western Financial Corporation 1988 Stock
        Option and Incentive Plan, as amended.

11.1    Statement re computation of per share earnings.                 48