Form 10-Q
period 1994-06-30
GREAT WESTERN FINANCIAL CORP
filed 1994-08-15
CIK 43512

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549 - 1004
                                 FORM 10-Q


(Mark One)

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of July 31, 1994: 133,249,773

                        GREAT WESTERN FINANCIAL CORPORATION

                                 TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Part I.   Financial Information

Item 1.  Financial Statements

Consolidated Condensed Statement of Financial
  Condition - June 30, 1994, December 31, 1993
  and June 30, 1993.....................................       4

Consolidated Condensed Statement of Operations -
  Three and Six Months Ended June 30, 1994 and 1993.....       5

Consolidated Condensed Statement of Cash Flows -
  Three and Six Months Ended June 30, 1994 and 1993.....       6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations for the Three
           and Six Months Ended June 30, 1994.................       8

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..       35

Item 5.  Other Information....................................       35

Item 6.  Exhibits and Reports on Form 8-K.....................       36

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

Item 1.  Financial Statements

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                  June 30   December 31       June 30
(Dollars in thousands)                               1994          1993          1993
                                                  -------   -----------       -------
ASSETS
Cash and securities
  Cash                                        $   815,269   $   758,581   $   670,101
  Certificates of deposit and federal funds       255,125       217,125        25,125
  Securities available for sale (fair
    value $501,114, $871,074 and $646,233)        501,114       871,074       635,805
                                              -----------   -----------   -----------
                                                1,571,508     1,846,780     1,331,031
Mortgage-backed securities held to maturity
  (fair value $995,966 and $605,512)            1,014,720       618,574             -
Mortgage-backed securities available for
  sale (fair value $2,266,584,
  $2,570,822 and $2,852,352)                    2,266,584     2,570,822     2,787,713
                                              -----------   -----------   -----------
                                                3,281,304     3,189,396     2,787,713
Loans receivable, less reserve for
  estimated losses                             31,133,601    30,162,401    30,888,838
Loans receivable available for sale               264,446       499,002       472,296
                                              -----------   -----------   -----------
                                               31,398,047    30,661,403    31,361,134

Real estate available for sale or
  development, net                                293,129       434,077       763,140
Interest receivable                               218,841       214,990       219,188
Investment in Federal Home Loan Banks             308,284       307,352       309,076
Premises and equipment, at cost,
  less accumulated depreciation                   632,786       623,691       622,177
Other assets                                      394,536       638,983       481,890
Intangibles arising from acquisitions             408,149       431,688       303,510
                                              -----------   -----------   -----------
                                              $38,506,584   $38,348,360   $38,178,859
                                              ===========   ===========   ===========
LIABILITIES
Customer accounts                             $30,208,548   $31,531,563   $28,599,548
Short-term borrowings                           2,475,588       676,483     2,257,292
Other borrowings                                2,479,767     2,802,858     3,930,512
Other liabilities and accrued expenses            663,344       729,229       676,982
Taxes on income, principally deferred             254,612       184,826       226,293
Stockholders' equity                            2,424,725     2,423,401     2,488,232
                                              -----------   -----------   -----------
                                              $38,506,584   $38,348,360   $38,178,859
                                              ===========   ===========   ===========

[FN]
Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                        Three Months Ended June 30      Six Months Ended June 30
                                                        --------------------------     -------------------------
(Dollars in thousands, except per share)                      1994            1993           1994           1993
                                                              ----            ----           ----           ----
INTEREST INCOME
  Real estate loans                                       $482,122        $515,315     $  963,631     $1,035,563
  Mortgage-backed securities                                44,371          47,038         89,012         97,835
  Consumer loans                                            94,908          96,002        185,749        197,474
  Securities                                                 5,105           7,550         11,719         15,418
  Other                                                      7,297           8,592         13,684         16,006
                                                          --------        --------     ----------     ----------
                                                           633,803         674,497      1,263,795      1,362,296
INTEREST EXPENSE
  Customer accounts                                        229,578         233,339        461,717        487,913
  Borrowings
    Short-term                                              12,602          16,758         18,367         28,165
    Long-term                                               53,900          74,264        111,744        146,489
                                                          --------        --------     ----------     ----------
                                                           296,080         324,361        591,828        662,567
                                                          --------        --------     ----------     ----------
NET INTEREST INCOME                                        337,723         350,136        671,967        699,729
Provision for loan losses                                   52,900          85,500        104,700        148,000
                                                          --------        --------     ----------     ----------
Net interest income after provision
  for loan losses                                          284,823         264,636        567,267        551,729

Other operating income
  Real estate services
    Loan fees                                                7,707          10,005         15,518         19,355
    Mortgage banking
      Gain on mortgage sales                                 3,508           5,856          5,796         10,892
      Servicing                                             13,326          12,589         27,014         25,673
                                                          --------        --------     ----------     ----------
                                                            24,541          28,450         48,328         55,920
  Retail banking
    Banking fees                                            35,732          27,466         68,662         51,918
    Securities operations                                   11,213          10,082         21,789         19,022
                                                          --------        --------     ----------     ----------
                                                            46,945          37,548         90,451         70,940
  Net gain on securities and investments                       592             215          2,854            409
  Net insurance operations                                   7,571           7,192         13,995         13,161
  Other                                                      1,729           1,674          3,215          2,984
                                                          --------        --------     ----------     ----------
Total other operating income                                81,378          75,079        158,843        143,414
Noninterest expenses
  Operating and administrative expenses
    Salaries and related personnel                         117,471         119,521        239,379        241,072
    Premises and occupancy                                  53,079          44,881        104,641         89,697
    FDIC insurance premium                                  19,147          11,146         38,294         26,882
    Amortization of intangibles                             11,765           8,885         23,529         17,822
    Advertising and promotion                               10,093           8,786         19,396         16,342
    Other                                                   47,290          52,775         97,696        102,413
                                                          --------        --------     ----------     ----------
                                                           258,845         245,994        522,935        494,228
  Real estate operations                                     6,301           8,030         14,945         16,913
  Provision for real estate losses                           6,000             500          9,000         26,000
                                                          --------        --------     ----------     ----------
Total noninterest expenses                                 271,146         254,524        546,880        537,141
                                                          --------        --------     ----------     ----------
EARNINGS BEFORE TAXES                                       95,055          85,191        179,230        158,002
Taxes on income                                             39,200          32,600         73,900         60,200
                                                          --------        --------     ----------     ----------
  NET EARNINGS                                            $ 55,855        $ 52,591     $  105,330     $   97,802
                                                          ========        ========     ==========     ==========
Average common shares outstanding
  Without dilution                                     133,515,722     131,716,714    133,444,187    131,655,471
  Fully diluted                                        140,019,059     138,059,043    139,879,510    137,997,383
Earnings per share based on average
  common shares outstanding
  Primary                                                     $.38             $.35          $.70           $.65
  Fully diluted                                                .38              .35           .70            .65
Cash dividend per share                                        .23              .23           .46            .46


[FN]
Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                               Three Months Ended June 30     Six Months Ended June 30
                                               --------------------------    -------------------------
(Dollars in thousands)                                1994           1993           1994          1993
                                                      ----           ----           ----          ----
OPERATING ACTIVITIES
  Net earnings                                 $    55,855   $     52,591    $   105,330   $    97,802
  Noncash adjustments to net earnings:
    Provision for loan losses                       52,900         85,500        104,700       148,000
    Provision for real estate losses                 6,000            500          9,000        26,000
    Depreciation and amortization                   31,980         26,996         62,798        54,161
    Income taxes                                    24,357         15,327         99,035        26,494
    Capitalized interest                            (1,061)        (5,510)        (3,319)      (12,138)
    Net change in accrued interest                  10,338         16,708        (10,745)       11,024
    Other                                          285,665        (61,061)       181,629      (130,454)
                                               -----------   ------------    -----------   -----------
                                                   466,034        131,051        548,428       220,889
                                               -----------   ------------    -----------   -----------
  Sales and repayments of loans
    receivable available for sale                  338,216        918,630      1,054,473     1,429,338
  Originations and purchases of loans
    receivable available for sale                 (200,010)      (940,278)      (819,917)   (1,504,424)
                                               -----------    -----------    -----------   -----------
                                                   138,206        (21,648)       234,556       (75,086)
                                               -----------    -----------    -----------   -----------
  Net cash provided by operating
    activities                                     604,240        109,403        782,984       145,803
                                               -----------    -----------    -----------   -----------
FINANCING ACTIVITIES
  Customer accounts
    Net (decrease) in transanction
      accounts                                    (263,377)      (190,403)        (9,253)     (307,183)
    Net (decrease) in term accounts               (594,231)      (288,220)    (1,313,762)   (2,035,256)
                                               -----------    -----------    -----------   -----------
                                                  (857,608)      (478,623)    (1,323,015)   (2,342,439)
  Customer account acquisitions, net                     -              -              -        33,322
  Borrowings
    Proceeds from new long-term debt                     -      1,232,620              -     2,432,620
    Repayments of long-term debt                   (62,197)    (1,085,077)      (323,091)   (1,449,475)
    Net change in short-term debt                2,005,529        580,050      1,799,105     1,053,607
                                               -----------    -----------    -----------   -----------
                                                 1,943,332        727,593      1,476,014     2,036,752
  Other financing activity
    Proceeds from issuance of
      common stock                                   4,183          4,300         10,413        11,526
    Cash dividends paid                            (36,840)       (36,141)       (73,612)      (72,787)
                                               -----------     ----------    -----------   -----------
                                                   (32,657)       (32,141)       (63,199)      (61,261)
                                               -----------     ----------    -----------   -----------
Net cash provided by (used in)
  financing activities                           1,053,067        216,829         89,800      (333,626)
                                               -----------     ----------    -----------   -----------

/TABLE

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                               Three Months Ended June 30     Six Months Ended June 30
                                               --------------------------    -------------------------
(Dollars in thousands)                                1994          1993            1994          1993
                                                      ----          ----            ----          ----
INVESTING ACTIVITIES
  Investment securities
    Proceeds from maturities                   $   204,114   $   148,989     $   694,832   $   224,548
    Purchases of securities                       (213,869)     (161,413)       (337,073)     (236,447)
                                               -----------   -----------     -----------   -----------
                                                    (9,755)      (12,424)        357,759       (11,899)
  Lending
    Loans originated for investment             (2,365,133)   (2,040,046)     (3,905,383)   (3,719,627)
    Purchases of mortgage-backed securities       (530,974)     (102,513)       (581,287)     (231,821)
    Payments                                     1,835,851     1,969,734       3,600,971     3,739,089
    Mortgage sales                                       -        34,045               -        34,045
    Repurchases                                   (459,329)      (82,309)       (479,605)     (127,165)
    Other                                           (8,741)          (50)          6,232         8,502
                                               -----------   -----------     -----------   -----------
                                                (1,528,326)     (221,139)     (1,359,072)     (296,977)
  Other investing activity
    Purchases and sales of premises
      and equipment, net                           (21,072)      (28,053)        (34,106)      (64,383)
    Sales of real estate                           125,220       161,574         269,807       252,940
    Acquisition and disposition of
      assets, net                                        -             -               -            34
    Other                                           (4,926)      (29,427)        (12,484)      (33,245)
                                               -----------   -----------     -----------   -----------
                                                    99,222       104,094         223,217       155,346
                                               -----------   -----------     -----------   -----------
  Net cash (used in) investing activities       (1,438,859)     (129,469)       (778,096)     (153,530)
                                               -----------   -----------     -----------   -----------
Net increase (decrease) in cash and
  cash equivalents                                 218,448       196,763          94,688      (341,353)
Cash and cash equivalents at beginning
  of period                                        851,946       498,463         975,706     1,036,579
                                               -----------   -----------     -----------   -----------
Cash and cash equivalents at end of period     $ 1,070,394   $   695,226     $ 1,070,394   $   695,226
                                               ===========   ===========     ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for
  Interest on deposits                         $   230,003   $   234,094     $   463,280   $   490,081
  Interest on borrowings                            54,251        79,650         135,442       171,993
  Income taxes                                      15,404        27,423          25,784        43,846
Noncash investing activities
  Loans transferred to foreclosed real estate  $   157,574   $   191,920     $   251,160   $   392,748
  Loans originated to facilitate the sale
    of real estate                                  23,030        11,557          41,779        41,641
  Loans exchanged for mortgage-backed
    securities                                           -         2,036               -         2,036

[FN]
Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994

      Great Western Financial Corporation reported improved net earnings of $55.9 million, or $.38 per share, in the 1994 second quarter compared with earnings of $49.5 million, or $.32 per share in the 1994 first quarter and $52.6 million, or $.35 per share, in the 1993 second quarter.

      For the six months ended June 30, 1994, net earnings were $105, million or $.70 per share, compared with $97.8 million, or $.65 per share, for the same period a year ago.

      Provisions for loan and real estate losses during the 1994 second quarter were $58.9 million compared with $86 million in the same period of 1993. Provisions for loan and real estate losses during the first six months of 1994 and 1993 were $114 million and $174 million, respectively. The decrease in loan and real estate loss provisions reflects a slower rate of deterioration in the real estate market.

HIGHLIGHTS (Dollars in thousands, except per share)

For the three months ended
June 30                                               1994                 1993
- - --------------------------                            ----                 ----

Net interest income                            $   337,723          $   350,136
Net earnings                                        55,855               52,591
Fully diluted earnings per common share               $.38                 $.35
New loan volume                                  2,588,173            2,991,881
(Decrease) in customer accounts                   (857,608)            (478,623)
Mortgage sales                                     315,833              873,655

Average net interest margin
  Yield on earning assets                             7.15%                7.55%
  Cost of funds                                       3.44                 3.74
                                                      ----                 ----
  Yield on earning assets,
    less cost of funds                                3.71%                3.81%
                                                      ====                 ====
For the six months ended
June 30
- - ------------------------
Net interest income                            $   671,967          $   699,729
Net earnings                                       105,330               97,802
Fully diluted earnings per common share               $.70                 $.65
New loan volume                                  4,767,079            5,265,692
Retail deposits acquired, net                            -               33,322
(Decrease) in customer accounts                 (1,323,015)          (2,309,117)
Mortgage sales                                     987,199            1,328,310

Average net interest margin
  Yield on earning assets                             7.12%                7.64%
  Cost of funds                                       3.43                 3.81
                                                      ----                 ----
  Yield on earning assets,
    less cost of funds                                3.69%                3.83%
                                                      ====                 ====
At June 30
- - ----------
Total assets                                   $38,506,584          $38,178,859
Stockholders' equity                             2,424,725            2,488,232
Stockholders' equity per common share               $15.99               $16.68


      The Company's core business continued to improve in the second quarter of 1994. Net interest income for the second quarter 1994 increased to $338 million compared with $334 million in the first quarter of 1994. Net interest income was $350 million in the second quarter of 1993. While interest earning asset levels increased slightly, the net interest margin decreased compared with a year ago. The net interest margin is expected to continue to decline if interest rates continue to increase.

      The following summarizes the contribution to pretax income from the Company's principal business units:


                                 Three Months Ended      Six Months Ended
                                       June 30                June 30
                                -------------------    ---------------------
(Dollars in thousands)             1994        1993        1994         1993
                                   ----        ----        ----         ----

Banking operations              $70,052     $62,617    $129,154     $113,554
Consumer finance group           25,003      22,574      50,076       44,448
                                -------     -------    --------     --------
  Pretax earnings                95,055      85,191     179,230      158,002
Taxes on income                  39,200      32,600      73,900       60,200
                                -------     -------    --------     --------
  Net earnings                  $55,855     $52,591    $105,330     $ 97,802
                                =======     =======    ========     ========


BRANCH ACQUISITIONS

      During the second quarter of 1994, Great Western Bank, a Federal Savings Bank ("GWB") signed an agreement to purchase the deposits of six branches located in San Diego County from Citibank, FSA, totaling approximately $70 million. The deposits will be consolidated into existing GWB branches. Pending regulatory approval, the purchase is expected to be completed in the fourth quarter of 1994.


INTEREST EARNING ASSETS

      Interest earning assets comprise real estate loans and mortgage-backed securities ("mortgages"), consumer finance loans and marketable securities. The composition of interest earning assets at June 30, 1994 and June 30, 1993 follows:

                                                       June 30
                                          ---------------------------------
                                               1994               1993
                                          --------------     --------------
(Dollars in millions)                      Amount     %       Amount     %
                                          -------    ---     -------    ---

Loans receivable
  Real estate
    Residential
      Single-family                       $26,515     73%    $25,945     73%
      Apartments                            1,736      5       1,965      6
    Commercial and other                    1,542      4       1,842      5
  Consumer finance                          1,860      5       1,712      5
  Bank card                                     -      -         229      -
  Other                                       380      1         367      1
                                          -------    ---     -------    ---
                                           32,033     88      32,060     90
Mortgage-backed securities                  3,288      9       2,795      8
Securities                                    697      2         601      1
Investment in FHLB stock                      308      1         309      1
                                          -------    ---     -------    ---
                                          $36,326    100%    $35,765    100%
                                          =======    ===     =======    ===


      Interest earning assets, primarily single-family mortgages, increased during the 1994 second quarter compared with the 1993 second quarter. Purchases of mortgage-backed securities were $531 million in the second quarter of 1994 compared with $103 million in the same period last year. Periodically the Company repurchases, for investment, loans which were previously sold. The Company also repurchases delinquent loans which were sold with recourse. Repurchased real estate loans totaled $459 million in the second quarter of 1994, including a June repurchase of $437 million of adjustable rate loans for investment and $22 million of delinquent loans sold with recourse. Repurchases of delinquent loans were $82 million in the second quarter of 1993. Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties.

      The Adjustable Rate Mortgage ("ARM") for single-family residential properties ("SFRs") is the primary lending product held for investment. Approximately 75% of loans in the portfolio are indexed to the cost of funds index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("COFI"). The Company also originates an ARM product which is indexed to the Federal Cost of Funds Index ("FCOFI"). This index is a combination of the average interest rate on the combined marketable treasury bills and the average interest rate on the combined marketable treasury notes. The FCOFI ARM is similar to the COFI ARM product as to interest-rate caps and payment changes. At June 30, 1994, ARMs comprised 93.7% of the mortgage portfolio. A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors. At June 30, 1994, $8.4 billion of ARM loans with an average yield of 6.99% had reached their floor rate. Without the floor, the average yield on these loans would have been 6.21%. The benefit to interest income from these real estate loans was approximately $17.6 million for the second quarter of 1994 compared with $8.5 million in the second quarter of 1993.

      The composition of new loan volume was as follows:

                                                              Six Months Ended
                                 Three Months Ended           ----------------
                           ------------------------------         June 30
                           June 30    March 31    June 30     ----------------
(Dollars in millions)         1994        1994       1993       1994      1993
                           -------    --------    -------       ----      ----

Real estate loans           $2,035      $1,671     $2,421     $3,706    $4,225
Consumer loans                 553         508        571      1,061     1,041
                            ------      ------     ------     ------    ------
  Total new loan volume     $2,588      $2,179     $2,992     $4,767    $5,266
                            ======      ======     ======     ======    ======



      The composition of real estate loan originations by type was as follows:

                                                               Six Months Ended
                                   Three Months Ended          ----------------
                              ----------------------------         June 30
                              June 30   March 31   June 30     ----------------
                                 1994       1994      1993     1994        1993
                              -------   --------   -------     ----        ----
ARM
  COFI                             74%        52%       44%      64%         45%
  FCOFI                             1          2        13        2          16
  T-Bill                           12          8         1       11           1
  Other                             3          3         3        2           3
                                  ---        ---       ---      ---         ---
    Total ARM                      90         65        61       79          65

Fixed rate                         10         35        39       21          35
                                  ---        ---       ---      ---         ---
                                  100%       100%      100%     100%        100%
                                  ===        ===       ===      ===         ===

Refinances, included above         45%        63%       65%      53%         62%
                                  ===        ===       ===      ===         ===
/TABLE

      Fixed-rate lending, originated exclusively for sale, is negatively influenced by the rising interest-rate environment. The portfolio of fixed-rate loans designated as available for sale has been recorded at the lower of cost or fair value. The Company sells loans forward into the secondary market and purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost.

      Real estate loans held for investment are primarily ARMs. During the second quarter 1994, ARMs comprised 90% of total real estate loan originations compared with 61% in the same period of 1993 and 65% for the first quarter of 1994. COFI ARMs were the primary adjustable rate offering in 1994 and 1993. The primary ARM product in the second quarter of 1994 was a tiered cap loan where the interest-rate cap is periodically increased over six years. The ARM differential over the appropriate indices on new ARMs was 2.57% in the second quarter 1994 compared with 2.44% a year ago. The ARM differential on the total ARM real estate loan portfolio was 2.42% at June 30, 1994 and 2.39% at June 30, 1993. Currently, interest rates on new real estate loans favor adjustable rate products, which may enable the Company to generate asset growth in 1994.

      The cost of funds for GWB, relative to COFI and FCOFI, is shown as follows:


                                                               GWB Cost of
                                  GWB                        Funds Less Than
                              Cost of                        ---------------
                                Funds      COFI     FCOFI    COFI      FCOFI
                              -------      ----     -----    ----      -----

June 30, 1994                   3.263%    3.804%    5.238%   .541%     1.975%
March 31, 1994                  3.197     3.629     4.928    .432      1.731
December 31, 1993               3.319     3.879     4.892    .560      1.573
June 30, 1993                   3.490     4.050     5.064    .560      1.574

      The contractual maturities of all loans receivable and mortgage-backed securities as of June 30, 1994 follow:

                                                 Mortgage-Backed
                              Real Estate Loans     Securities
                              -----------------  ---------------
                                          Fixed            Fixed
(Dollars in millions)             ARM      Rate      ARM    Rate  Consumer    Total
                                  ---     -----      ---   -----  --------    -----

One year or less              $   561    $   47   $   36    $297    $  826  $ 1,767
Over one to two years             640        51       38     221       552    1,502
Over two to three years           858        54       40      82       378    1,412
Over three to five years        1,637       130       88      56       155    2,066
Over five to ten years          3,677       432      271     142       191    4,713
Over ten to fifteen years       4,463       158      364      94       125    5,204
Over fifteen years             16,840       245    1,487      72        13   18,657
                              -------    ------   ------    ----    ------  -------
                              $28,676    $1,117   $2,324    $964    $2,240  $35,321
                              =======    ======   ======    ====    ======  =======


INTEREST BEARING LIABILITIES

      The composition of interest bearing liabilities at June 30, 1994 and June 30, 1993 follows:

                                                          June 30
                                             -------------------------------
                                                 1994               1993
                                             -------------     -------------
(Dollars in millions)                         Amount    %       Amount    %
                                              ------   ---      ------   ---
Customer accounts
  Retail accounts
    Term                                     $16,349    47%    $15,470    44%
    Transaction                               13,408    38      12,347    36
  Wholesale accounts                             452     1         782     2
                                             -------   ---     -------   ---
                                              30,209    86      28,599    82
                                             -------   ---     -------   ---
Borrowings
  FHLB                                           229     1       1,294     4
  Other                                        4,726    13       4,894    14
                                             -------   ---     -------   ---
                                               4,955    14       6,188    18
                                             -------   ---     -------   ---
Total interest bearing liabilities           $35,164   100%    $34,787   100%
                                             =======   ===     =======   ===
/TABLE

       Borrowings totaled $5 billion at June 30, 1994, $3.5 billion at December 31, 1993 and $6.2 billion at June 30, 1993. As a percentage of interest bearing liabilities, borrowings totaled 14% at June 30, 1994 and 18% at June 30, 1993. The level of borrowings is influenced by customer account activity, deposit acquisitions and changes in assets. In the fourth quarter of 1993, GWB acquired $4.1 billion in deposits of HomeFed Bank, F.A. ("HomeFed") from the Resolution Trust Corporation.

      The following table shows the components of the change in customer account balances:


                                   Three Months Ended        Six Months Ended
                                        June 30                   June 30
                                   ------------------      --------------------
(Dollars in millions)               1994         1993         1994         1993
                                    ----         ----         ----         ----

Transaction
  Demand accounts                  $ (63)       $ (10)     $   117      $    (2)
  Money market and other
    transaction accounts            (190)        (181)         (86)        (305)
Certificates of deposit             (576)        (423)      (1,217)      (2,134)
Wholesale accounts                   (29)         135         (137)          99
                                   -----        -----      -------      -------
                                    (858)        (479)      (1,323)      (2,342)
Acquisitions of deposits, net          -            -            -           33
                                   -----        -----      -------      -------
                                   $(858)       $(479)     $(1,323)     $(2,309)
                                   =====        =====      =======      =======


      The Company concentrates its retail deposit-gathering activity in two states: California and Florida.

      Net certificate of deposit account withdrawals have occurred during each of the past ten quarters due to reduced rates offered. During much of this period retaining certificates of deposit as a source of funds has not been essential as ARM originations were not at levels where asset growth could occur. In the second quarter of 1994, borrowings were utilized to fund asset growth.

      A summary of customer certificates of deposit by interest rate and maturity as of June 30, 1994 follows:


                               90 Days 180 Days  One Year   Two Years
                       Within       to       to        to          to Three Years  June 30 December 31  June 30
(Dollars in millions) 90 Days 180 Days One Year Two Years Three Years    and Over     1994        1993     1993
                      ------- -------- -------- --------- ----------- -----------  ------- -----------  -------

Under 4%               $4,208   $2,447   $1,891    $1,103      $  178      $   32  $ 9,859     $10,998  $ 9,525
4 to 6%                   952      807    1,251       552         192       1,194    4,948       4,789    4,237
6 to 8%                    33       33       55       480         833         182    1,616       1,619    2,005
Over 8%                    21        5        7       196           3          12      244         575      485
                       ------   ------   ------    ------      ------      ------  -------     -------  -------
                       $5,214   $3,292   $3,204    $2,331      $1,206      $1,420  $16,667     $17,981  $16,252
                       ======   ======   ======    ======      ======      ======  =======     =======  =======

$100,000 accounts
  included above       $  638   $  116   $   74    $   42      $    4      $    8  $   882     $ 1,060  $ 1,456


NET INTEREST MARGIN AND NET INTEREST INCOME

      While average interest earning assets have remained relatively stable during the past year, the interest margin has decreased as interest rates have begun to rise. Net interest income increased slightly to $338 million in the second quarter 1994 compared with $334 million in the first quarter of 1994. Net interest income was $350 million in the second quarter 1993. The Company's net interest margin, the difference between the yield on interest earning assets (interest on mortgages, consumer loans and securities) and the cost of funds (interest on customer accounts and borrowings) was 3.79% at June 30, 1994 compared with 4.04% a year ago. The average net interest margin for the 1994 second quarter was 3.71% compared with 3.81% in the 1993 second quarter. The average net interest margin for the first six months of 1994 was 3.69% compared with 3.83% in the same 1993 period. The repricing lag on FCOFI and COFI ARMs reduced the average net interest margin by approximately 6 basis points in the second quarter of 1994 compared to an increase of 11 basis points in the second quarter of 1993.
For the first quarter 1994, the repricing lag accounted for an increase of approximately 9 basis points to the average net interest margin.

      The following table of net interest income displays the average monthly balances, interest income and expense and average rates by asset and liability component for the periods indicated:

                                                              Three Months Ended June 30
                                                -------------------------------------------------------
                                                           1994                         1993
                                                --------------------------   --------------------------
                                                Average            Average   Average            Average
(Dollars in millions)                           Balance  Interest     Rate   Balance  Interest     Rate
                                                -------  --------  -------   -------  --------  -------
Interest earning assets
  Securities                                    $   962      $ 12     5.16%  $   890      $ 16     7.26%
  Mortgage-backed securities                      3,136        44     5.66     2,885        47     6.52
  Loans receivable
    Real estate                                  29,146       483     6.62    29,647       515     6.95
    Consumer                                      2,224        95    17.07     2,304        96    16.67
                                                -------      ----    -----   -------      ----    -----
  Total interest earning assets                  35,468       634     7.15    35,726       674     7.55
Other assets                                      2,280                        2,396
                                                -------                      -------
Total assets                                    $37,748                      $38,122
                                                =======                      =======
Interest bearing liabilities
  Customer accounts
    Term accounts                               $16,972       172     4.04   $16,217       171     4.21
    Transaction accounts                         13,643        58     1.71    12,617        62     1.98
                                                -------      ----    -----   -------      ----    -----
                                                 30,615       230     3.00    28,834       233     3.24
  Borrowings
    FHLB                                            242         3     5.15     1,314        15     4.44
    Other                                         3,539        63     7.16     4,573        76     6.69
                                                -------      ----    -----   -------      ----    -----
  Total interest bearing liabilities             34,396       296     3.44    34,721       324     3.74
Other liabilities                                   944                          932
Stockholders' equity                              2,408                        2,469
                                                -------                      -------
Total liabilities and equity                    $37,748                      $38,122
                                                =======                      =======
Interest rate spread                                                  3.71%                        3.81%
                                                                     =====                        =====
Effective yield summary
  Interest income/earning assets                $35,468      $634     7.15%  $35,726      $674     7.55%
  Interest expense/earning assets                35,468       296     3.34    35,726       324     3.63
                                                             ----    -----                ----    -----
Net yield on earning assets                                  $338     3.81%               $350     3.92%
                                                             ====    =====                ====    =====
/TABLE

                                                               Six Months Ended June 30
                                                -------------------------------------------------------
                                                           1994                         1993
                                                --------------------------   --------------------------
                                                Average            Average   Average            Average
(Dollars in millions)                           Balance  Interest     Rate   Balance  Interest     Rate
                                                -------  --------  -------   -------  --------  -------
Interest earning assets
  Securities                                    $ 1,057    $   25     4.81%  $   935    $   31     6.72%
  Mortgage-backed securities                      3,141        89     5.67     2,972        98     6.58
  Loans receivable
    Real estate                                  29,106       964     6.62    29,436     1,036     7.04
    Consumer                                      2,219       186    16.74     2,316       197    17.05
                                                -------    ------    -----   -------    ------    -----
  Total interest earning assets                  35,523     1,264     7.12    35,659     1,362     7.64
Other assets                                      2,297                        2,495
                                                -------                      -------
Total assets                                    $37,820                      $38,154
                                                =======                      =======
Interest bearing liabilities
  Customer accounts
    Term accounts                               $17,295       341     3.94   $16,767       359     4.28
    Transaction accounts                         13,562       121     1.78    12,704       129     2.04
                                                -------    ------    -----   -------    ------    -----
                                                 30,857       462     2.99    29,471       488     3.31
  Borrowings
    FHLB                                            262         8     6.03       977        23     4.79
    Other                                         3,341       122     7.32     4,313       151     7.01
                                                -------    ------    -----   -------    ------    -----
  Total interest bearing liabilities             34,460       592     3.43    34,761       662     3.81
Other liabilities                                   941                          933
Stockholders' equity                              2,419                        2,460
                                                -------                      -------
Total liabilities and equity                    $37,820                      $38,154
                                                =======                      =======
Interest rate spread                                                  3.69%                        3.83%
                                                                     =====                        =====
Effective yield summary
  Interest income/earning assets                $35,523    $1,264     7.12%  $35,659    $1,362     7.64%
  Interest expense/earning assets                35,523       592     3.33    35,659       662     3.72
                                                           ------    -----              ------    -----
Net yield on earning assets                                $  672     3.79%             $  700     3.92%
                                                           ======    =====              ======    =====



      The average balance of loans receivable above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans that were nonperforming totaled $12.4 million for the quarter ended June 30, 1994 compared with $22.6 million for the quarter ended June 30, 1993. For the first six months of 1994 and 1993, nonaccrual interest was $28.3 million and $47.3 million, respectively.


ASSET LIABILITY MANAGEMENT

      The Company monitors its asset and liability structure and interest-rate/ maturity risks on a regular basis. In this process, consideration is given to interest-rate trends and funding requirements. ARMs comprised approximately 96% of the real estate loan portfolio at June 30, 1994 and 94% at June 30, 1993.

      At June 30, 1994, mortgages totaling $2.3 billion were available for sale, primarily mortgage-backed securities. Real estate loans available for sale are valued at the lower of cost or fair value, generally on an individual loan basis. As of June 30, 1994, $79 million of real estate loans, primarily fixed-rate loans, were designated as available for sale.
The decrease in loans available for sale compared with the same period a year ago resulted from reduced fixed-rate loan originations. During the quarter and six months ended June 30, 1994, gains from this portfolio totaled $3.5 million and $5.8 million, respectively. Unrealized holding gains on real estate loans available for sale totaled $2.6 million at June 30, 1994.

      Mortgage-backed securities and other securities available for sale are carried at fair value. At June 30, 1994, mortgage-backed securities available for sale included $489 million of fixed-rate loans and nearly $1.8 billion of ARMs. There were no realized gains or losses in the first six months of 1994. Unrealized holding losses were $32 million at June 30, 1994. Unrealized holding gains were $31 million at December 31, 1993 and $65 million at June 30, 1993.

      Marketable securities available for sale at June 30, 1994 had an amortized cost of $506 million and a market value of $501 million. Gains realized during the 1994 second quarter totaled $12,000 and for the first six months of 1994 totaled $489,000. Unrealized holding losses in marketable securities were $5 million at June 30, 1994. Unrealized holding gains were $7.2 million at December 31, 1993 and $10.4 million at June 30, 1993.

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of December 31, 1993. The unrealized holding gains and losses on securities available for sale, net of income taxes, included as a component of stockholders' equity, were as follows:


                                                                         Six
                                                                      Months
                                           Three Months Ended          Ended
                                          ---------------------     --------
                                           June 30     March 31      June 30
(Dollars in thousands)                        1994         1994         1994
                                           -------     --------      -------

Balance at beginning of period            $  2,537     $ 22,651     $ 22,651
Unrealized holding gains (losses),
  net of taxes                             (22,592)     (20,114)     (42,706)
                                          --------     --------     --------
Balance at end of period                  $(20,055)    $  2,537     $(20,055)
                                          ========     ========     ========

      The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $3.1 billion at June 30, 1994 compared with $3.1 billion at December 31, 1993 and $4.3 billion at June 30, 1993. In the current low interest rate environment, the Company is better protected against rising rates with an excess of interest earning assets maturing or repricing within one year.

                                                              Maturity/Rate Sensitivity
                                          -----------------------------------------------------------------
June 30, 1994                                              % of     Within                             Over
(Dollars in millions)                      Rate   Balance  Total    1 Year  1-5 Years  5-15 Years  15 Years
                                           ----   -------  -----    ------  ---------  ----------  --------
Interest earning assets
Securities                                 5.71%  $   697      2   $   697    $     -       $   -      $  -
Mortgage-backed securities                 5.94     3,288      9     2,891        397           -         -
Investment in FHLB stock                   5.62       308      1         -          -           -       308
Loans receivable
  Real estate
    Adjustable rate                        6.72    28,676     79    26,826      1,850           -         -
    Fixed rate
      Short-term                           8.86       467      1        98        191         149        29
      Long-term                            8.77       650      2       174        279         175        22
  Consumer                                16.09     2,240      6       524      1,368         270        78
                                          -----   -------    ---   -------    -------       -----      ----
                                           7.27    36,326    100    31,210      4,085         594       437

Interest bearing liabilities
Customer accounts
  Regular savings                          2.00     2,265      6     2,265          -           -         -
  Checking and limited access              1.73    11,143     32    11,143          -           -         -
  Wholesale transactions                      -       134      -       134          -           -         -
  Term accounts                            4.06    16,667     48    11,711      4,941          15         -
                                          -----   -------    ---   -------    -------       -----      ----
                                           3.03    30,209     86    25,253      4,941          15         -
Borrowings
  FHLB                                     5.31       229      1       228          1           -         -
  Other                                    6.29     4,726     13     2,734      1,269         672        51
Impact of interest-rate swaps                 -         -      -      (109)       109           -         -
                                          -----   -------    ---   -------    -------       -----      ----
                                           6.25     4,955     14     2,853      1,379         672        51
                                          -----   -------    ---   -------    -------       -----      ----
                                           3.48    35,164    100    28,106      6,320         687        51
                                          -----   -------    ---   -------    -------       -----      ----
Excess of interest earning
  assets over interest bearing
  liabilities at June 30, 1994             3.79%  $ 1,162          $ 3,104    $(2,235)      $ (93)     $386
                                          =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at December 31, 1993         3.76%  $   840          $ 3,105    $(1,833)      $(764)     $332
                                          =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at June 30, 1993             4.04%  $   978          $ 4,334    $(3,140)      $(586)     $370
                                          =====   =======          =======    =======       =====      ====

                                                                June 30
                                                             ------------
                                                             1994    1993
                                                             ----    ----
Calculation of adjusted margin
Unadjusted margin                                            3.79%   4.04%
Benefit of net interest earning assets                        .11     .10
                                                             ----    ----
Adjusted margin                                              3.90%   4.14%
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

      The California real estate markets did not improve significantly in 1993 or the first six months of 1994. The economic climate, particularly in California, has not been favorable. Continuing deterioration in market values has persisted in both single-family residential and income producing properties. Single-family loan values have deteriorated because of continued high unemployment rates as well as the weak economy and its effects upon the residential market. A variety of indicators suggest an improvement in California's economic outlook.

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

      The economic factors affecting the office space market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the vacancy rate in the San Francisco area was 12% at March 31, 1994 and 13% at March 31, 1993. In the Los Angeles area, the vacancy rates were 19% and 20%, respectively, at March 31, 1994 and March 31, 1993. The highest vacancy rate existed in San Diego County where it was 20% at March 31, 1994 compared with 21% at March 31, 1993.

      In the industrial space market, Northern and Southern California vacancy rates appear to be more comparable. In the San Francisco and Los Angeles areas, vacancy rates were 11% and 10%, respectively, at March 31, 1994. At March 31, 1993, the vacancy rates were 11% in the San Francisco and Los Angeles areas. Unlike the office space market, San Diego County's industrial space market had the lowest vacancy rate consisting of 4% at March 31, 1994 and 3% at March 31, 1993.

      In the single-family market, regional differences also exist in the economic performance of Northern, Central and Southern California. For example, the median metropolitan area sales price of existing single-family homes in the San Jose area decreased from the first quarter of 1993 to the first quarter of 1994 by more than 3%. During the same period, the median sales price declined 6% in the Los Angeles area and 1% in the San Diego area.

      As a monitoring device the Company reviews the trends of loans delinquent for periods of less than ninety days on a monthly (and within-month) basis. The following summarizes loans delinquent for periods from thirty to eighty-nine days:


                                  June 30    March 31    December 31    June 30
(Dollars in millions)                1994        1994           1993       1993
                                  -------    --------    -----------    -------
30-59 days delinquent
  SFR loans                        $240.0      $343.0         $190.9     $222.4
  Other                              15.3        46.4           19.0       35.4
60-89 days delinquent
  SFR loans                         122.6       175.3          105.2       99.4
  Other                              18.9        21.4            8.8       16.4


      Delinquencies in the thirty to eighty-nine day categories have decreased during the second quarter of 1994. The January 17, 1994 Northridge earthquake increased loan delinquencies and is expected to result in losses in the real estate loan portfolio in the range of $25 million to $30 million, which will be covered by existing loan loss reserves. The Company has identified approximately 2,800 loans, primarily SFR's, in earthquake affected areas with outstanding principal balances of $368 million. Initially, a ninety day forbearance was offered to customers who suffered damages during the earthquake. Subsequent to this initial program, arrangements for additional forbearance are being provided on a case by case basis. These programs are intended to reduce the possibility of foreclosure and therefore mitigate losses and costs of holding property. The decrease in delinquencies in the thirty to eighty-nine day categories is believed to be primarily related to the expiration of the initial period of forbearance in the second quarter. Two and three payment delinquencies on SFRs in the earthquake affected areas totaled $19 million and $40 million, respectively, at June 30, 1994 compared with $142 million and $73 million, respectively, at March 31, 1994. Foreclosures continue to occur at relatively high levels.

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


                                    June 30   March 31   December 31   June 30
                                       1994       1994          1993      1993
                                    -------   --------   -----------   -------

SFR loans as a percent of
  total real estate loans              89.0%      88.5%         88.3%     87.2%
SFR delinquency as a percent
  of total single-family
  residential loans                     3.7        4.4           3.2       4.4



      The Company's real estate loan portfolio included approximately $3.2 billion of uninsured single-family mortgage loans at June 30, 1994, compared with $4.1 billion a year ago, which were originated with terms where the LTV exceeded 80% (but not in excess of 90%). During the second quarter 1994, losses on the higher LTV mortgages totaled $5.7 million, or .52% (annualized), compared to $10.6 million, or .74% (annualized) for the same period a year ago. For the year 1993, losses totaled $44.8 million, or .81% of such loans, compared with $10.1 million, or .15%, for 1992. The Company began to purchase mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80% in 1990. Therefore, this portfolio of uninsured loans is becoming more seasoned and the balance is declining.

      The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and the reserve for estimated losses related to such loans follows:

                                                    June 30
                              ---------------------------------------------------
                                         1994                       1993
                              -----------------------     -----------------------
                                          Reserve for                 Reserve for
                                  Loan      Estimated         Loan      Estimated
(Dollars in thousands)         Balance         Losses      Balance         Losses
                               -------    -----------      -------    -----------
Real estate loans
  Residential
    Single-family             $ 45,073        $ 4,662     $ 48,522        $ 5,425
    Apartments                 112,454         16,230      191,736          8,639
  Commercial
    Offices                     48,143          8,756      100,872          8,751
    Retail                      32,030          4,665       54,053          3,429
    Hotel/motel                113,886          4,636      166,751          9,497
    Industrial                  11,121          1,364      103,700          4,807
    Other                        5,487          1,018       19,109          2,186
                              --------        -------     --------        -------
                              $368,194        $41,331     $684,743        $42,734
                              ========        =======     ========        =======


      The impaired loan portfolio decreased at June 30, 1994 compared with June 30, 1993. The decrease was primarily the result of the bulk sale of $213 million of apartment and commercial real estate loans in the fourth quarter of 1993.

      Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

      A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

      Certain loans meet the criteria of troubled debt restructurings ("TDRs") as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." TDRs totaled $224 million at June 30, 1994 compared with $423 million at June 30, 1993. In the second quarter of 1993, Federal Banking Regulators issued a joint release regarding credit availability. Based on this release, TDRs which meet certain conditions of repayment and performance have not been included in nonperforming assets. At June 30, 1994, $18 million of TDRs were classified as performing assets.

      Real estate available for sale is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. Real estate held for development, also subject to the same review process, is carried at the lower of cost or net realizable value. Properties where future development is uncertain are carried at the lower of cost or fair value. Real estate is also included in the general reserve evaluation. Foreclosed real estate properties totaling $12 million are operating profitably after provisions for interest and depreciation and are performing assets.

      Nonperforming assets include loans which are delinquent ninety days or more, TDRs which do not meet certain performance criteria and certain real estate acquired through foreclosure. The following table indicates the amount of the Company's nonperforming assets and the ratio of nonperforming assets to total assets:

                                   June 30         December 31         June 30
                                     1994             1993              1993
                                -------------     -------------     -------------
(Dollars in millions)           Amount     %      Amount     %      Amount     %
                                ------    ---     ------    ---     ------    ---

Loans receivable
  Real estate
    Residential
      Single-family             $  615   1.57%    $  522   1.34%    $  827   2.12%
      Apartments                    75    .19         70    .18        178    .46
    Commercial                     210    .54        225    .58        401   1.03
  Consumer finance                  20    .05         20    .05         19    .05
  Bank card                          -      -          -      -          6    .01
  Other                              2    .01          2      -          1      -
                                ------   ----     ------   ----     ------   ----
                                   922   2.36        839   2.15      1,432   3.67
Real estate acquired
  through foreclosure              205    .52        293    .75        521   1.34
                                ------   ----     ------   ----     ------   ----
Total nonperforming assets      $1,127   2.88%    $1,132   2.90%    $1,953   5.01%
                                ======   ====     ======   ====     ======   ====

      The geographic distribution of the real estate loan and real estate portfolios at June 30, 1994 follows:

                                                                              Oklahoma/  Maryland/
(Dollars in millions)          Total California  Florida Washington  Arizona     Texas   Virginia   Georgia   Other
                             ------- ----------  ------- ----------  -------  --------   --------   -------   -----
Real estate loans
  Residential
    Single-family            $26,515    $19,308   $1,794     $  981     $351      $595       $331      $445  $2,710
    Apartments                 1,736      1,382       89          7       63        33          -        55     107
  Commercial
    Offices                      448        409        8          4        8         3          1         5      10
    Retail                       274        228       22          8        2         -          3         4       7
    Hotel/motel                  277        135        5          -        3         2         92         -      40
    Industrial                   320        266       14          4        7        15          -         3      11
    Other                        223        159       21          6       12         2          1         2      20
                             -------    -------   ------     ------     ----      ----       ----      ----  ------
                              29,793     21,887    1,953      1,010      446       650        428       514   2,905
                             -------    -------   ------     ------     ----      ----       ----      ----  ------

Real estate available
  for sale, net
  Real estate acquired
    through foreclosure          217        186       21          2        1         1          1         -       5
  Other                           33         14        3         16        -         -          -         -       -
Property development              72         72        -          -        -         -          -         -       -
                             -------    -------   ------     ------     ----      ----       ----      ----  ------
                                 322        272       24         18        1         1          1         -       5
                             -------    -------   ------     ------     ----      ----       ----      ----  ------
Total real estate loans
  and real estate            $30,115    $22,159   $1,977     $1,028     $447      $651       $429      $514  $2,910
                             =======    =======   ======     ======     ====      ====       ====      ====  ======

Percent of total               100.0%      73.6%     6.5%       3.4%     1.5%      2.2%       1.4%      1.7%    9.7%


      The geographic distribution of nonperforming real estate loans and foreclosed real estate at June 30, 1994 follows:

                                                                             Oklahoma/  Maryland/
(Dollars in millions)         Total California  Florida Washington  Arizona     Texas   Virginia   Georgia  Other
                              ----- ----------  ------- ----------  -------  --------   --------   -------  -----

Real estate loans
  Residential
    Single-family            $  615       $533      $21        $ 7      $ 4       $ 7        $ 3       $ 5    $35
    Apartments                   75         64        1          1        -         -          -         4      5
  Commercial
    Offices                      40         36        2          -        -         1          1         -      -
    Retail                       28         22        1          5        -         -          -         -      -
    Hotel/motel                 124         32        -          -        -         -         92         -      -
    Industrial                   11          9        1          -        -         1          -         -      -
    Other                         7          3        2          1        1         -          -         -      -
                             ------       ----      ---        ---      ---       ---        ---       ---    ---
                                900        699       28         14        5         9         96         9     40
                             ------       ----      ---        ---      ---       ---        ---       ---    ---
Real estate
  Residential
    Single-family               100         89        3          -        1         1          1         -      5
    Apartments                   37         37        -          -        -         -          -         -      -
  Commercial
    Offices                      27         14       13          -        -         -          -         -      -
    Retail                        6          6        -          -        -         -          -         -      -
    Hotel/motel                  12         10        2          -        -         -          -         -      -
    Industrial                   12         11        1          -        -         -          -         -      -
    Other                        11          9        1          1        -         -          -         -      -
                             ------       ----      ---        ---      ---       ---        ---       ---    ---
                                205        176       20          1        1         1          1         -      5
                             ------       ----      ---        ---      ---       ---        ---       ---    ---
Total nonperforming real
  estate loans and real
  estate                     $1,105       $875      $48        $15      $ 6       $10        $97       $ 9    $45
                             ======       ====      ===        ===      ===       ===        ===       ===    ===

Percent of total              100.0%      79.2%     4.3%       1.4%      .5%       .9%       8.8%       .8%   4.1%

     A comparison of the California real estate loan and foreclosed real estate portfolios and nonperforming real estate loans and real estate by region at June 30, 1994 follows:


                                                    California                    Northern California
                                          -------------------------------   --------------------------------
(Dollars in millions)                     Portfolio  Nonperforming     %    Portfolio  Nonperforming      %
                                          ---------  -------------    ---   ---------  -------------     ---
Real estate loans
  Residential
    Single-family                           $19,308           $533    2.8      $5,612           $ 88     1.6
    Apartments                                1,382             64    4.6         167              3     1.8
  Commercial
    Offices                                     409             36    8.8          76             11    14.5
    Retail                                      228             22    9.6          52              -       -
    Hotel/motel                                 135             32   23.7          43              -       -
    Industrial                                  266              9    3.4          37              2     5.4
    Other                                       159              3    1.9          39              -       -
                                            -------           ----  -----      ------           ----   -----
                                             21,887            699    3.2       6,026            104     1.7
                                            -------           ----  -----      ------           ----   -----

Real estate
  Residential
    Single-family                                89             89  100.0          12             12   100.0
    Apartments                                   37             37  100.0           2              2   100.0
  Commercial
    Offices                                      17             14   82.4           5              5   100.0
    Retail                                       13              6   46.2           -              -       -
    Hotel/motel                                  10             10  100.0           2              2   100.0
    Industrial                                   11             11  100.0           -              -       -
    Other                                         9              9  100.0           1              1   100.0
                                            -------           ----  -----      ------           ----   -----
                                                186            176   94.6          22             22   100.0
                                            -------           ----  -----      ------           ----   -----
Total real estate loans
  and real estate                           $22,073           $875    4.0      $6,048           $126     2.1
                                            =======           ====  =====      ======           ====   =====
/TABLE

                                                 Central California                 Southern California
                                          --------------------------------   --------------------------------
(Dollars in millions)                     Portfolio  Nonperforming      %    Portfolio  Nonperforming      %
                                          ---------  -------------     ---   ---------  -------------     ---
Real estate loans
  Residential
    Single-family                            $1,620            $21     1.3     $12,076           $424     3.5
    Apartments                                  249              4     1.6         966             57     5.9
  Commercial
    Offices                                      44              3     6.8         289             22     7.6
    Retail                                       30              -       -         146             22    15.1
    Hotel/motel                                  27              3    11.1          65             29    44.6
    Industrial                                   15              -       -         214              7     3.3
    Other                                        21              1     4.8          99              2     2.0
                                             ------            ---   -----     -------           ----   -----
                                              2,006             32     1.6      13,855            563     4.1
                                             ------            ---   -----     -------           ----   -----
Real estate
  Residential
    Single-family                                 5              5   100.0          72             72   100.0
    Apartments                                    5              5   100.0          30             30   100.0
  Commercial
    Offices                                       -              -       -          12              9    75.0
    Retail                                        7              -       -           6              6   100.0
    Hotel/motel                                   -              -       -           8              8   100.0
    Industrial                                    1              1   100.0          10             10   100.0
    Other                                         -              -       -           8              8   100.0
                                             ------            ---   -----     -------           ----   -----
                                                 18             11    61.1         146            143    97.9
                                             ------            ---   -----     -------           ----   -----
Total real estate loans
  and real estate                            $2,024            $43     2.1     $14,001           $706     5.0
                                             ======            ===   =====     =======           ====   =====


      Nonperforming real estate loans and real estate increased by $2 million during the second quarter of 1994. Total nonperforming single-family residential properties increased $25 million in the second quarter of 1994. Single-family residential properties in California increased $32 million while out of state properties declined $7 million. The loss on single-family foreclosures sold in the second quarter of 1994 was 25.8% of the loan balances at foreclosure. Nonperforming commercial and apartment properties declined $23 million in the second quarter of 1994.

      In an effort to reduce nonperforming assets, the Company completed four bulk asset sales in the second half of 1993 totaling $659 million. In the second quarter of 1994, bulk sales of foreclosed single-family properties totaled $70.3 million. In the first six months of 1994, bulk sales of foreclosed single-family properties totaled $155 million. Auction sales have also been utilized to accelerate the disposition of foreclosed properties.

      The Company provides a reserve for uncollected interest which is essentially based upon loans delinquent ninety days or more or in foreclosure. These loans are considered in "nonaccrual" status.

      A summary of loan loss provisions, charge-offs and recoveries by loan type follows:

                                  At or For The            At or For the
                               Three Months Ended         Six Months Ended
                                    June 30                   June 30
                              --------------------    -----------------------
(Dollars in thousands)            1994        1993         1994          1993
Beginning balance             $498,871    $501,185    $ 502,269     $ 492,871

Provision for loss
  Real estate loans
    SFR                         30,300      65,500       55,300       105,500
    Other                       19,700       4,500       34,693         9,000
  Consumer finance               8,400       8,900       17,700        18,700
  Bank card                          -       5,303            -        10,481
  Other                         (5,500)      1,297       (2,993)        4,319
                              --------    --------    ---------     ---------
                                52,900      85,500      104,700       148,000
                              --------    --------    ---------     ---------
Charge-offs
  Real estate loans
    SFR                        (37,612)    (33,602)     (77,543)      (63,626)
    Other                      (10,868)    (18,735)     (17,757)      (28,530)
  Consumer finance             (12,060)    (11,297)     (24,714)      (24,196)
  Bank card                          -      (6,679)           -       (13,247)
  Other                           (667)       (885)      (1,043)       (1,171)
                              --------    --------    ---------     ---------
                               (61,207)    (71,198)    (121,057)     (130,770)
                              --------    --------    ---------     ---------
Recoveries
  Real estate loans
    SFR                            457         105          631           359
    Other                          353         714          690         1,293
  Consumer finance               4,046       3,910        8,092         7,698
  Bank card                          -         596            -         1,056
  Other                            384         213          479           518
                              --------    --------    ---------     ---------
                                 5,240       5,538        9,892        10,924
                              --------    --------    ---------     ---------
Net charge-offs
  Real estate loans
    SFR                        (37,155)    (33,497)     (76,912)      (63,267)
    Other                      (10,515)    (18,021)     (17,067)      (27,237)
  Consumer finance              (8,014)     (7,387)     (16,622)      (16,498)
  Bank card                          -      (6,083)           -       (12,191)
  Other                           (283)       (672)        (564)         (653)
                              --------    --------    ---------     ---------
                               (55,967)    (65,660)    (111,165)     (119,846)
                              --------    --------    ---------     ---------
Ending balance                $495,804    $521,025    $ 495,804     $ 521,025
                              ========    ========    =========     =========

Ratio of net charge-offs
  (annualized) to average loans
  Real estate loans
    SFR                            .58%        .52%         .60%          .49%
    Other                         1.27        1.88         1.02          1.43
  Consumer finance                1.74        1.74         1.81          1.94
  Bank card                          -       10.45            -         10.18
  Other                            .29         .72          .29           .35
                                 -----       -----        -----         -----
                                   .71%        .82%         .71%          .75%
                                 =====       =====        =====         =====
/TABLE

      Provisions for losses on the leasing portfolio, included in Other loan loss provisions, for the three and six month periods ending June 30, 1994, decreased as a result of the reversal of a $6 million provision originally established for an expected loss which did not materialize.

      The following table presents the Company's reserve for estimated losses and the reserve as a percent of the respective loans receivable portfolios:


                                                       June 30
                                         -----------------------------------
                                              1994                 1993
                                         ---------------      --------------
(Dollars in millions)                    Amount       %       Amount      %
                                         ------      ---      ------     ---
Real estate loans
  SFR                                      $191      .72%       $206     .80%
  Commercial and other                      242     7.38         230    6.04
Consumer finance                             51     2.74          49    2.85
Bank card                                     -        -          24   10.30
Other                                        12     3.23          12    3.33
                                           ----     ----        ----   -----
  Total                                    $496     1.55%       $521    1.63%
                                           ====     ====        ====   =====

      A summary of real estate reserve activity by real estate type follows:

                                   At or For The        At or For The
                                Three Months Ended     Six Months Ended
                                     June 30               June 30
                                ------------------     ----------------
(Dollars in millions)           1994          1993     1994        1993
                                ----          ----     ----        ----
Beginning balance
  SFR                           $  4          $ 14     $  5        $  5
  Commercial and other           114           117      119         114
                                ----          ----     ----        ----
                                 118           131      124         119

Provision for losses
  SFR                              3             -        6          11
  Commercial and other             3             -        3          15
                                ----          ----     ----        ----
                                   6             -        9          26

Net charge-offs
  SFR                             (2)           (4)      (6)         (6)
  Commercial and other           (17)          (11)     (22)        (23)
                                ----          ----     ----        ----
                                 (19)          (15)     (28)        (29)

Ending balance
  SFR                              5            10        5          10
  Commercial and other           100           106      100         106
                                ----          ----     ----        ----
                                $105          $116     $105        $116
                                ====          ====     ====        ====



OPERATIONS

      Net interest income totaled $338 million in the second quarter 1994 compared with $350 million in the second quarter 1993. For the six month periods ending June 30, 1994 and 1993, net interest income totaled $672 million and $700 million, respectively. Average interest earning assets and net interest margins have declined from the second quarter a year ago. The Company continues to experience a high level of nonaccrual loans in the portfolio which results in lower interest income. The following table shows the components of the change in net interest income between periods.

                                           Three Months Ended June 30   Six Months Ended June 30
                                           --------------------------  --------------------------
(Dollars in millions)                      1994 vs 1993  1993 vs 1992  1994 vs 1993  1993 vs 1992
                                           ------------  ------------  ------------  ------------
Mortgage-backed securities
  Rate (1)                                    $  (7)         $ (11)       $ (14)         $ (24)
  Volume (2)                                      5            (11)           6            (20)
  Rate/Volume (3)                                (1)             1           (1)             3
                                              -----          -----        -----          -----
                                                 (3)           (21)          (9)           (41)
                                              -----          -----        -----          -----
Real estate loans
  Rate (1)                                      (26)           (95)         (61)          (211)
  Volume (2)                                     (8)            15          (12)            11
  Rate/Volume (3)                                 2             (3)           1             (2)
                                              -----          -----        -----          -----
                                                (32)           (83)         (72)          (202)
                                              -----          -----        -----          -----
Consumer loans
  Rate (1)                                        2             (6)          (3)            (9)
  Volume (2)                                     (3)            (1)          (8)            (4)
  Rate/Volume (3)                                 -              -            -              -
                                              -----          -----        -----          -----
                                                 (1)            (7)         (11)           (13)
                                              -----          -----        -----          -----
Securities and investments
  Rate (1)                                       (5)             2           (9)             2
  Volume (2)                                      1             (3)           4             (7)
  Rate/Volume (3)                                 -              -           (1)             -
                                              -----          -----        -----          -----
                                                 (4)            (1)          (6)            (5)
                                              -----          -----        -----          -----
Interest earning assets
  Rate                                          (36)          (110)         (87)          (242)
  Volume                                         (5)             -          (10)           (20)
  Rate/Volume                                     1             (2)          (1)             1
                                              -----          -----        -----          -----
                                                (40)          (112)         (98)          (261)
                                              -----          -----        -----          -----
Customer accounts
  Rate (1)                                      (16)           (99)         (47)          (212)
  Volume (2)                                     14            (29)          23            (42)
  Rate/Volume (3)                                (1)             8           (2)            12
                                              -----          -----        -----          -----
                                                 (3)          (120)         (26)          (242)
                                              -----          -----        -----          -----
Borrowings
  Rate (1)                                        9            (20)          17            (33)
  Volume (2)                                    (31)            39          (56)            37
  Rate/Volume (3)                                (3)            (7)          (5)            (7)
                                              -----          -----        -----          -----
                                                (25)            12          (44)            (3)
                                              -----          -----        -----          -----
Interest bearing liabilities
  Rate                                           (7)          (119)         (30)          (245)
  Volume                                        (17)            10          (33)            (5)
  Rate/Volume                                    (4)             1           (7)             5
                                              -----          -----        -----          -----
                                                (28)          (108)         (70)          (245)
                                              -----          -----        -----          -----
Change in net interest income                 $ (12)         $  (4)       $ (28)         $ (16)
                                              =====          =====        =====          =====


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


      Real estate services income totaled $48.3 million for the six months ended June 30, 1994 compared with $55.9 million for the six months ended June 30, 1993. The decrease in income was attributed to both lower loan fees and lower gains on mortgage sales. Gains on mortgage sales decreased as a result of lower sales activity. Mortgage sales, primarily fixed rate, totaled $987 million in the first six months of 1994, at a gain of .59% of mortgage sales, compared with $1.3 billion in the first six months of last year at a gain of .82% of mortgage sales. The reduced gain as a percentage of mortgage sales is a result of lower excess servicing gains. Servicing income increased as the net servicing spread was 45 basis points of the servicing portfolio at June 30, 1994, or 8 basis points higher than a year ago. Loans serviced for others totaled $11.6 billion at June 30, 1994 compared with $12.8 billion one year earlier.

      Retail banking fee and commission income increased from $70.9 million in the six months ended June 30, 1993 to $90.5 million in the six months ended June 30, 1994. Securities operations income and retail banking fees both increased because of expanding activity. Banking fees increased from higher transaction balances, deposits acquired in acquisitions and higher fees charged. The Company has also expanded mutual fund activity which comprises commissions and other income from mutual fund operations. Net revenue from these operations totaled $21.8 million in the six months ended June 30, 1994 compared with $19 million in the same period of 1993. The Company managed mutual funds with assets aggregating $3.2 billion at June 30, 1994 compared with $2.8 billion at June 30, 1993.

      Operating expenses were $523 million for the first six months of 1994, compared with $494 million for the first six months of 1993. The increase in operating and administrative expenses for the six months ended June 30, 1994, compared with the same period in 1993, resulted in part from the inclusion of the operations related to the HomeFed acquisition completed in December 1993 and from approximately $8 million resulting from repairs of earthquake damage to facilities. Operating expenses increased 5% between the second quarters of 1994 and 1993 and increased 4% between the same periods of 1993 and 1992. Operating expenses increased 6% between the 1994 and 1993 six month periods ending June 30. The operating ratios were as follows:


                                          Three Months Ended    Six Months Ended
                                                June 30             June 30
                                          ------------------    ----------------
                                           1994         1993     1994       1993
                                           ----         ----     ----       ----

Operating and administrative expenses
  (annualized)
  As a percent of average assets
    Corporate                              2.74%        2.58%    2.77%      2.59%
    Banking operations                     2.52         2.36     2.54       2.35
  As a percent of average assets
    and assets serviced for others
    Corporate                              2.08         1.93     2.09       1.94
    Banking operations                     1.88         1.74     1.89       1.73
  As a percent of average retail
    deposits
    Banking operations                     3.00         3.05     3.01       2.97
  As a percent of revenue
    Corporate                             61.76        57.85    62.94      58.62
    Banking operations                    63.93        59.07    65.41      59.32



      During the fourth quarter of 1993, the Company recorded a $30 million restructuring charge, primarily associated with the cost-reduction program at the Company's administrative headquarters. The program, designed to increase profits and improve efficiency, will be phased in throughout 1994. Approximately $14 million was charged against this reserve in the first six months of 1994, principally employee separation expenses and associated costs. Approximately 1,000 jobs, or 25% of the administrative work force, are expected to be eliminated as a result of the cost-reduction program. More than 800 positions have been eliminated as of June 30, 1994 through layoffs and attrition. Reductions in nonpersonnel related costs will also contribute to the overall savings through renegotiation of existing vendor contracts and elimination of other administrative expenses. Anticipated savings in 1995 and beyond will exceed $100 million annually. Approximately $60 million of savings will be realized in 1994.

      The following table presents net earnings (annualized) as a percent of average assets and as a percent of average equity:


                                    Three Months Ended      Six Months Ended
                                         June 30                 June 30
                                    ------------------      ----------------
                                    1994          1993      1994        1993
                                    ----          ----      ----        ----

Return on average assets             .59%          .55%      .56%        .51%
Return on average equity            9.28          8.52      8.71        7.95



      The Company's effective tax rate was 41.2% in the first half of 1994 and 38.1% in the same period of 1993. The lower rate in 1993 is attributed to a favorable settlement of certain tax issues and the reversal of certain tax liabilities no longer required.


CAPITAL RESOURCES AND LIQUIDITY

      Capital (stockholders' equity) was $2.4 billion at June 30, 1994 versus $2.5 billion at June 30, 1993. At the end of the 1994 second quarter the ratio of capital to total assets was 6.3% compared with 6.5% a year ago.

      GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. At June 30, 1994, GWB's capital was $2.6 billion, including subordinated notes of $429 million.

      The following ratios, as of the most recent quarter end, compare GWB with the fully phased-in capital requirements under regulations issued by the Office of Thrift Supervision ("OTS"):


                                     Actual         OTS Benchmark
                                 --------------     -------------     Capital
(Dollars in millions)            Amount      %      Amount     %       Excess
                                 ------     ---     ------    ---     -------

Leverage/tangible ratio          $1,865    5.19     $1,078   3.00        $787
Risk-based ratio                  2,525   11.82      1,709   8.00         816


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

      The OTS has proposed to amend its capital rule on the leverage ratio requirement to reflect amendments made by the Office of the Comptroller of the Currency ("OCC") to the capital requirements for national banks. The proposal would establish a 3% leverage ratio (defined as the ratio of core capital to adjusted total assets) for savings associations in the strongest financial and managerial condition. All other savings associations would be required to maintain leverage ratios of at least 4%. Only savings associations rated composite 1 under the OTS CAMEL rating system will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. For all other savings associations, the minimum core capital leverage ratio will be 3% plus at least an additional 100 to 200 basis points.

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

      As of June 30, 1994, real estate loan commitments totaled $869 million compared with $777 million at December 31, 1993 and $888 million at June 30, 1993. These commitments included $831 million of ARMs and $38 million at fixed rates at June 30, 1994. The high percentage of ARM commitments is indicative of a fully adjusted interest rate on COFI ARMs that is more than 200 basis points lower than the rates offered on 30-year fixed-rate loans. The Company has several sources for raising funds for lending, among which are mortgage repayments, mortgage sales, customer deposits, Federal Home Loan Bank borrowings and other borrowings.

      The following table presents the debt ratings of the Company and GWB at June 30, 1994:


                                                            Moody's Investors
                                      Standard & Poor's          Service
                                      -----------------     ------------------
                                      GWFC          GWB     GWFC          GWB
                                      ----          ---     ----          ---

Unsecured short-term debt                           A-2                   P-2
Senior term debt                      BBB+           A-     Baa2           A3
Subordinated term debt                             BBB+                  Baa1
Preferred stock                       BBB-                  Baa3



      The origination and sale of real estate loans is dependent upon general market conditions. In an active real estate market loan originations increase. In such periods mortgage sales are usually increased to fund a portion of originations and to control asset growth. However, in some periods mortgage sales occur to fund customer account outflows and repay borrowings which result in asset shrinkage. Mortgage sales also occur to limit interest-rate risk and for restructuring purposes.

      As presented in the Consolidated Condensed Statement of Cash Flows the sources of liquidity vary between quarters. The primary sources of funds in the second quarter of 1994 were principal payments on mortgages held for investment of $1.8 billion and an increase in borrowings, primarily short term, of $1.9 billion. New loans originated for investment required $2.4 billion and net customer account withdrawals totaled $858 million. Operating activities provided $604 million in the current quarter.

      The Company continued to maintain liquidity balances each period in excess of funding and legal requirements. Cash and securities totaled $1.6 billion at June 30, 1994 and $1.3 billion at June 30, 1993.


DIVIDENDS

      Quarterly cash dividends have been paid since 1977. At its July 1994 meeting, the Board of Directors declared a quarterly cash dividend of $.23 per common share. The quarterly cash dividend has been paid at this level since the second quarter of 1992.

      In the second quarter of 1994 the regular quarterly dividend on the $129 million 8 3/4% cumulative convertible preferred stock, issued in May 1991, and the regular quarterly dividend on the $165 million 8.3% cumulative preferred stock, issued in September 1992, were paid.

      The Dividend Reinvestment and Stock Purchase Plan permits a 3% discount on stock purchased with reinvested dividends. During the second quarter 1994 reinvested dividends totaled $3.8 million.

      Effective March 31, 1994, Bryant Financial Corporation ("Bryant"), a property development subsidiary, became a wholly-owned direct subsidiary of the Company. This realignment was in the form of a dividend from GWB to GWFC in the amount of Bryant's book value of $38 million.

      The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar, Inc ("Aristar"). In the second quarter of 1994, cash dividends received from GWB and Aristar totaled $37.8 million and $6.3 million, respectively. GWB is subject to the regulations of the OTS and FDIC. The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations establish a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100% of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75% of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25% to 75% of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. An association subject to more stringent restrictions imposed by agreement may apply to remove the more stringent restrictions.

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

AVERAGE SHARES OUTSTANDING

      The average common shares outstanding, based upon daily amounts used in the calculation of earnings per share, are shown below:

                      Three Months Ended June 30      Six Months Ended June 30
                      --------------------------     --------------------------
                             1994           1993            1994           1993
                             ----           ----            ----           ----

Primary               133,515,722    131,716,714     133,444,187    131,655,471
Fully diluted         140,019,059    138,059,043     139,879,510    137,997,383

/TABLE

                              PART II - OTHER INFORMATION
                              ---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

      See Item 4, Part II of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994 for a report on the voting at the Company's Annual Meeting of Shareholders on April 26, 1994, which is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION
- - --------------------------

      The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated follows:


                                               Six Months Ended  Twelve Months Ended  Six Months Ended
(Dollars in thousands)                            June 30, 1994    December 31, 1993     June 30, 1993
                                               ----------------  -------------------  ----------------
Earnings
- - --------
  Net earnings                                         $105,330           $   62,047        $   97,802
  Taxes on income                                        73,900               30,000            60,200
                                                       --------           ----------        ----------
  Earnings before taxes                                $179,230           $   92,047        $  158,002
                                                       ========           ==========        ==========
Interest expense
- - ----------------
  Customer accounts                                    $461,717           $  939,081        $  487,913
  Borrowings                                            140,951              370,761           185,154
                                                       --------           ----------        ----------
    Total                                              $602,668           $1,309,842        $  673,067
                                                       ========           ==========        ==========
Rent expense
- - ------------
  Total                                                $ 28,427           $   53,638        $   25,748
  1/3 thereof                                             9,476               17,879             8,583

Capitalized interest                                   $    117           $      777        $      603
- - --------------------
Preferred stock dividends                              $ 12,508           $   25,015        $   12,508
- - -------------------------
Ratio of earnings to fixed charges
  and preferred stock dividends
- - ----------------------------------

  Excluding customer accounts
  ---------------------------
    Earnings before fixed charges                      $329,657           $  480,687        $  351,739
    Fixed charges                                       171,828              426,526           214,548

    Ratio                                                  1.92                 1.13              1.64

  Including customer accounts
  ---------------------------
    Earnings before fixed charges                      $791,374           $1,419,768        $  839,652
    Fixed charges                                       633,545            1,365,607           702,461

    Ratio                                                  1.25                 1.04              1.20

Ratio of earnings to fixed charges
- - ----------------------------------
  Excluding customer accounts
- - ----------------------------------
    Earnings before fixed charges                      $329,657           $  480,687        $  351,739
    Fixed charges                                       150,544              389,417           194,340

    Ratio                                                  2.19                 1.23              1.81

  Including customer accounts
  ---------------------------
    Earnings before fixed charges                      $791,374           $1,419,768        $  839,652
    Fixed charges                                       612,261            1,328,498           682,253

    Ratio                                                  1.29                 1.07              1.23


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

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


b.  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










GREAT WESTERN FINANCIAL CORPORATION
          Registrant







/s/ Carl F. Geuther
Carl F. Geuther
Executive Vice President and Chief
Financial Officer




/s/ Jesse L. King
Jesse L. King
Senior Vice President
Controller








DATE:  August 11, 1994

              GREAT WESTERN FINANCIAL CORPORATION

                         EXHIBIT INDEX

                         June 30, 1994



Exhibit                                                                Page
Number                                                                 Number
- - ------                                                                 ------

11.1    Statement re computation of per share earnings.                  39