Form 10-Q
period 1994-09-30
GREAT WESTERN FINANCIAL CORP
filed 1994-11-15
CIK 43512

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549 - 1004
                                 FORM 10-Q


(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1994

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of October 31, 1994: 133,790,720

                   GREAT WESTERN FINANCIAL CORPORATION

                            TABLE OF CONTENTS


                                                                      Page
                                                                      ----

Part I.   Financial Information

     Item 1.  Financial Statements

          Consolidated Condensed Statement of Financial Condition -
            September 30, 1994, December 31, 1993 and September 30,
            1993                                                         4

          Consolidated Condensed Statement of Operations -
            Three Months and Nine Months Ended September 30,
            1994 and 1993                                                5

          Consolidated Condensed Statement of Cash Flows -
            Three Months and Nine Months Ended September 30,
            1994 and 1993                                                6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations for the
                Three Months and Nine Months Ended September 30,
                1994                                                     8

Part II.  Other Information

     Item 5.  Other Information                                         36

     Item 6.  Exhibits and Reports on Form 8-K                          37

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

Item 1.  Financial Statements

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                             September 30   December 31   September 30
(Dollars in thousands)                                               1994          1993           1993
                                                             ------------   -----------   ------------
ASSETS
Cash and securities
  Cash                                                        $   808,234   $   758,581    $   701,869
  Certificates of deposit and federal funds                       180,125       217,125            125
  Securities available for sale (fair
    value $784,859, $871,074 and $617,811)                        784,859       871,074        615,502
                                                              -----------   -----------    -----------
                                                                1,773,218     1,846,780      1,317,496
Mortgage-backed securities held to maturity
  (fair value $3,162,863 and $605,512)                          3,238,034       618,574               -
Mortgage-backed securities available for
  sale (fair value $2,587,630,
  $2,570,822 and $2,749,691)                                   2,587,630     2,570,822       2,694,022
                                                             -----------   -----------     -----------
                                                               5,825,664     3,189,396       2,694,022
Loans receivable, less reserve for
  estimated losses                                            29,842,163    30,162,401      30,192,332
Loans receivable available for sale                              281,638       499,002         492,594
                                                             -----------   -----------     -----------
                                                              30,123,801    30,661,403      30,684,926

Real estate available for sale or
  development, net                                               296,214       434,077         544,499
Assets available for accelerated disposition, net                      -             -         340,000
Interest receivable                                              230,623       214,990         216,828
Investment in Federal Home Loan Banks                            306,151       307,352         307,337
Premises and equipment, at cost,
  less accumulated depreciation                                  640,046       623,691         630,965
Other assets                                                     404,504       638,983         621,746
Intangibles arising from acquisitions                            396,385       431,688         292,617
                                                             -----------   -----------     -----------
                                                             $39,996,606   $38,348,360     $37,650,436
                                                             ===========   ===========     ===========
LIABILITIES
Customer accounts                                            $29,406,989   $31,531,563     $28,063,260
Short-term borrowings                                          4,655,517       676,483       2,117,960
Other borrowings                                               2,614,226     2,802,858       4,184,625
Other liabilities and accrued expenses                           668,286       729,229         658,201
Taxes on income, principally deferred                            207,782       184,826         184,539
STOCKHOLDERS' EQUITY                                           2,443,806     2,423,401       2,441,851
                                                             -----------   -----------     -----------
                                                             $39,996,606   $38,348,360     $37,650,436
                                                             ===========   ===========     ===========

[FN]
Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                             Three Months Ended           Nine Months Ended
                                                                September 30                 September 30
                                                          ------------------------     -------------------------
(Dollars in thousands, except per share)                      1994            1993           1994           1993
                                                              ----            ----           ----           ----
INTEREST INCOME
  Real estate loans                                       $496,621        $507,584     $1,460,252     $1,543,147
  Mortgage-backed securities                                55,133          44,046        144,145        141,881
  Consumer loans                                            91,911          97,773        277,660        295,247
  Securities                                                 7,156           6,238         18,875         21,656
  Other                                                     10,491           9,975         24,175         25,981
                                                          --------        --------     ----------     ----------
                                                           661,312         665,616      1,925,107      2,027,912
INTEREST EXPENSE
  Customer accounts                                        235,440         225,870        697,157        713,783
  Borrowings
    Short-term                                              35,480          17,119         53,847         45,284
    Long-term                                               59,624          79,113        171,368        225,602
                                                          --------        --------     ----------     ----------
                                                           330,544         322,102        922,372        984,669
                                                          --------        --------     ----------     ----------
NET INTEREST INCOME                                        330,768         343,514      1,002,735      1,043,243
Provision for loan losses                                   49,700         203,600        154,400        351,600
                                                          --------        --------     ----------     ----------
Net interest income after provision
  for loan losses                                          281,068         139,914        848,335        691,643

Other operating income
  Real estate services
    Loan fees                                                7,002           9,502         22,520         28,857
    Mortgage banking
      Gain on mortgage sales                                   429           6,428          6,225         17,320
      Servicing                                             12,329          12,919         39,343         38,592
                                                          --------        --------     ----------     ----------
                                                            19,760          28,849         68,088         84,769
  Retail banking
    Banking fees                                            36,313          30,292        104,975         82,210
    Securities operations                                    9,490           9,284         31,279         28,306
                                                          --------        --------     ----------     ----------
                                                            45,803          39,576        136,254        110,516
  Net gain on securities and investments                       387          23,222          3,241         23,631
  Net insurance operations                                   6,624           8,191         20,619         21,352
  Other                                                      2,149           1,693          5,364          4,677
                                                          --------        --------     ----------     ----------
Total other operating income                                74,723         101,531        233,566        244,945
Noninterest expense
  Operating and administrative
    Salaries and related personnel                         118,428         118,117        357,807        359,189
    Premises and occupancy                                  47,774          45,690        152,415        135,387
    FDIC insurance premium                                  19,657          12,223         57,951         39,105
    Advertising and promotion                               10,097           8,145         29,493         24,487
    Other                                                   50,563          52,444        148,259        154,857
                                                          --------        --------     ----------     ----------
                                                           246,519         236,619        745,925        713,025
  Amortization of intangibles                               11,764          10,847         35,293         28,669
  Real estate operations                                     4,578           2,712         19,523         19,625
  Provision for real estate losses                           1,500          28,000         10,500         54,000
                                                          --------        --------     ----------     ----------
Total noninterest expense                                  264,361         278,178        811,241        815,319
                                                          --------        --------     ----------     ----------
EARNINGS (LOSS) BEFORE TAXES                                91,430         (36,733)       270,660        121,269
Taxes (benefit) on income                                   34,200         (19,200)       108,100         41,000
                                                          --------        --------     ----------     ----------
NET EARNINGS (LOSS)                                       $ 57,230        $(17,533)    $  162,560     $   80,269
                                                          ========        ========     ==========     ==========
Average common shares outstanding
  Without dilution                                     134,301,424     132,102,914    133,677,823    131,717,985
  Fully diluted                                        140,643,336     138,906,583    140,221,438    138,603,135
Earnings (loss) per share based on
  average common shares outstanding
  Primary                                                     $.38            $(.18)        $1.08           $.47
  Fully diluted                                                .38             (.18)         1.08            .47
Cash dividend per share                                        .23              .23           .69            .69

[FN]
Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                     Three Months Ended             Nine Months Ended
                                                         September 30                  September 30
                                                  --------------------------    --------------------------
(Dollars in thousands)                                   1994           1993           1994           1993
                                                         ----           ----           ----           ----
OPERATING ACTIVITIES
  Net earnings (loss)                             $    57,230    $   (17,533)   $   162,560    $    80,269
  Noncash adjustments to net earnings:
    Provision for loan losses                          49,700        203,600        154,400        351,600
    Provision for real estate losses                    1,500         28,000         10,500         54,000
    Depreciation and amortization                      31,760         29,398         94,558         83,559
    Income taxes                                      (38,210)       (41,754)        60,825        (15,260)
    Capitalized interest                               (2,395)          (653)        (5,714)       (12,791)
    Net change in accrued interest                    (12,325)        (3,117)       (23,070)         7,907
    Other                                             (10,891)      (157,722)       170,738       (288,176)
                                                  -----------    -----------    -----------    -----------
                                                       76,369         40,219        624,797        261,108
                                                  -----------    -----------    -----------    -----------
  Sales and repayments of loans
    receivable available for sale                     103,944        867,169      1,146,180      2,268,075
  Originations and purchases of loans
    receivable available for sale                    (104,393)      (799,928)      (819,176)    (2,123,500)
                                                  -----------    -----------    -----------    -----------
                                                         (449)        67,241        327,004        144,575
                                                  -----------    -----------    -----------    -----------
  Net cash provided by operating activities            75,920        107,460        951,801        405,683
                                                  -----------    -----------    -----------    -----------
FINANCING ACTIVITIES
  Customer accounts
    Net (decrease) increase in
      transaction accounts                           (593,097)        36,558       (602,350)      (270,625)
    Net (decrease) in term accounts                  (208,462)      (572,846)    (1,522,224)    (2,608,102)
                                                  -----------    -----------    -----------    -----------
                                                     (801,559)      (536,288)    (2,124,574)    (2,878,727)
  Customer account acquisitions, net                        -              -              -         33,322
  Borrowings
    Proceeds from new long-term debt                  149,920      1,440,769        149,920      3,873,389
    Repayments of long-term debt                     (115,461)    (1,186,656)      (438,552)    (2,636,131)
    Net change in short-term debt                   2,279,929       (139,332)     4,079,034        914,275
                                                  -----------    -----------    -----------    -----------
                                                    2,314,388        114,781      3,790,402      2,151,533
  Other financing activity
    Proceeds from issuance of common stock             10,154          6,702         20,567         18,228
    Cash dividends paid                               (36,901)       (36,508)      (110,513)      (109,295)
                                                  -----------    -----------    -----------    -----------
                                                      (26,747)       (29,806)       (89,946)       (91,067)
                                                  -----------    -----------    -----------    -----------
Net cash provided by (used in)
  financing activities                               1,486,082       (451,313)     1,575,882       (784,939)
                                                  ------------   -----------    -----------    -----------

/TABLE

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                      Three Months Ended             Nine Months Ended
                                                         September 30                  September 30
                                                  --------------------------    --------------------------
(Dollars in thousands)                                   1994           1993           1994           1993
                                                         ----           ----           ----           ----
INVESTING ACTIVITIES
  Investment securities
    Proceeds from maturities                      $   198,126    $   329,745    $   892,958    $   554,293
    Purchases of securities                          (483,828)      (309,442)      (820,901)      (545,889)
                                                  -----------    -----------    -----------    -----------
                                                     (285,702)        20,303         72,057          8,404
  Lending
    Loans originated for investment                (2,356,585)    (1,823,577)    (6,012,225)    (5,374,925)
    Purchases of mortgage-backed securities          (460,003)       (84,101)    (1,041,290)      (315,922)
    Payments                                        1,413,837      1,800,001      4,672,168      5,218,391
    Sales                                                   -        369,851              -        403,896
    Repurchases                                       (19,669)       (29,689)      (499,274)      (156,854)
    Other                                               5,348        (19,659)        11,580        (11,157)
                                                  -----------    -----------    -----------    -----------
                                                   (1,417,072)       212,826     (2,869,041)      (236,571)
  Other investing activity
    Purchases and sales of premises and
      equipment, net                                  (17,079)       (24,410)       (51,185)       (88,793)
    Sales of real estate                               89,462        231,613        359,269        484,553
    Acquisition and disposition of assets, net              -              -              -             34
    Other                                             (13,646)       (89,711)       (26,130)      (122,956)
                                                  -----------    -----------    -----------    -----------
                                                       58,737        117,492        281,954        272,838
                                                  -----------    -----------    -----------    -----------
  Net cash (used in) provided by
    investing activities                           (1,644,037)       350,621     (2,515,030)        44,671
                                                  -----------    -----------    -----------    -----------
Net (decrease) increase in cash and
  cash equivalents                                    (82,035)         6,768         12,653       (334,585)
Cash and cash equivalents at beginning
  of period                                         1,070,394        695,226        975,706      1,036,579
                                                  -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period        $   988,359    $   701,994    $   988,359    $   701,994
                                                  ===========    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for
    Interest on deposits                          $   235,328    $   226,781    $   698,608    $   716,862
    Interest on borrowings                             95,759        100,978        231,201        272,971
    Income taxes                                       71,983         16,985         97,767         60,831
  Noncash investing activities
    Loans transferred to foreclosed real estate   $   153,107    $   221,920    $   404,267    $   614,668
    Loans originated to finance the sale
      of real estate                                   31,971         35,314         73,750         76,955
    Loans originated to refinance existing
      loans                                           121,074        189,493        475,951        538,624
    Loans exchanged for mortgage-backed
      securities                                    2,290,662              -      2,290,662          2,036

[FN]
Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994

      Great Western Financial Corporation reported improved net earnings of $57.2 million, or $.38 per share, in the 1994 third quarter compared with earnings of $55.9 million, or $.38 per share, in the 1994 second quarter and a net loss of $17.5 million, or $.18 per share, in the 1993 third quarter. Provisions for loan and real estate losses during the 1994 third quarter were $51.2 million compared with $232 million in the same period of 1993. Third quarter 1993 provisions for losses included $150 million established for four bulk sales of $675 million of troubled real estate assets. The decrease in loan and real estate loss provisions also reflects a slower rate of deterioration in the real estate market.

      For the nine months ended September 30, 1994, net earnings were $163 million, or $1.08 per share, compared with $80.3 million, or $.47 per share, for the same period a year ago. Provisions for loan and real estate losses during the first nine months of 1994 and 1993 were $165 million and $406 million, respectively.

HIGHLIGHTS (Dollars in thousands, except per share)

For the three months ended
September 30                                             1994              1993
- - --------------------------                               ----              ----
Net interest income                               $   330,768       $   343,514
Net earnings (loss)                                    57,230           (17,533)
Fully diluted earnings (loss)
  per common share                                       $.38             $(.18)
New loan volume                                     2,614,023         2,848,312
(Decrease) in customer accounts                      (801,559)         (536,288)
Mortgage sales                                         79,635           988,696

Average net interest margin
  Yield on earning assets                                7.17%             7.48%
  Cost of funds                                          3.70              3.72
                                                         ----              ----
  Yield on earning assets,
    less cost of funds                                   3.47%             3.76%
                                                         ====              ====
For the nine months ended
September 30
- - -------------------------
Net interest income                               $ 1,002,735       $ 1,043,243
Net earnings                                          162,560            80,269
Fully diluted earnings per common share                 $1.08              $.47
New loan volume                                     7,381,102         8,114,004
Retail deposits acquired, net                               -            33,322
(Decrease) in customer accounts                    (2,124,574)       (2,845,405)
Mortgage sales                                      1,066,834         2,317,006

Average net interest margin
  Yield on earning assets                                7.13%             7.59%
  Cost of funds                                          3.52              3.78
                                                         ----              ----
  Yield on earning assets,
    less cost of funds                                   3.61%             3.81%
                                                         ====              ====
At September 30
- - ---------------
Total assets                                      $39,996,606       $37,650,436
Stockholders' equity                                2,443,806         2,441,851
Stockholders' equity per common share                  $16.07            $16.28


      The Company's core business remained viable in the third quarter of 1994, but was adversely affected by the rising interest rate environment and its effect on the net interest margin. Net interest income for the third quarter 1994 declined to $331 million compared with $338 million in the second quarter of 1994. Net interest income was $344 million in the third quarter of 1993. While interest earning asset levels increased, the net interest margin and net interest income decreased compared with both the 1994 second quarter and the third quarter of last year. The net interest margin is expected to continue to decline if interest rates continue to increase.

      The following summarizes the contribution to pretax income from the Company's principal business units:

                                  Three Months Ended     Nine Months Ended
                                     September 30          September 30
                                  ------------------    -------------------
(Dollars in thousands)               1994       1993        1994       1993
                                     ----       ----        ----       ----
Banking operations                $67,358   $(59,439)   $196,512   $ 54,115
Consumer finance group             24,072     22,706      74,148     67,154
                                  -------   --------    --------   --------
  Pretax earnings (loss)           91,430    (36,733)    270,660    121,269
Taxes (benefit) on income          34,200    (19,200)    108,100     41,000
                                  -------   --------    --------   --------
  Net earnings (loss)             $57,230   $(17,533)   $162,560   $ 80,269
                                  =======   ========    =========  ========



BRANCH ACQUISITIONS AND DISPOSITIONS

      During the third quarter of 1994, Great Western Bank, a Federal Savings Bank ("GWB") announced a definitive agreement for the sale of approximately $1 billion of deposits and 31 branches located in west Florida to First Union National Bank. The sale is expected to be completed in the fourth quarter of 1994.

      During the second quarter of 1994, GWB signed an agreement to purchase the deposits of six branches located in San Diego County from Citibank, FSA, totaling $52 million, for a premium of $1 million. The purchase was completed in October 1994. The deposits were consolidated into existing GWB branches.


INTEREST EARNING ASSETS

      Interest earning assets comprise real estate loans and mortgage-backed securities ("mortgages"), consumer finance loans and marketable securities. The composition of interest earning assets at September 30, 1994 and September 30, 1993 follows:

                                                    September 30
                                          ---------------------------------
                                               1994               1993
                                          --------------     --------------
(Dollars in millions)                      Amount     %       Amount     %
                                          -------    ---     -------    ---
Loans receivable
  Real estate
    Residential
      Single-family                       $25,240     67%    $25,801     73%
      Apartments                            1,712      4       1,882      5
    Commercial and other                    1,474      4       1,718      5
  Consumer finance                          1,878      5       1,733      5
  Other                                       401      1         382      1
                                          -------    ---     -------    ---
                                           30,705     81      31,516     89
Mortgage-backed securities                  5,838     16       2,701      8
Securities                                    907      2         556      2
Investment in FHLB stock                      306      1         307      1
                                          -------    ---     -------    ---
                                          $37,756    100%    $35,080    100%
                                          =======    ===     =======    ===


      Interest earning assets, primarily single-family mortgages, increased during the 1994 third quarter compared with the 1993 third quarter. To complement loan originations, the Company has purchased mortgage-backed securities as part of a program designed to enhance earning assets growth with low credit risk assets tied to the cost of funds index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("COFI"). Purchases of mortgage-backed securities were $460 million in the third quarter of 1994, compared with $84.1 million in the same period last year. During the nine months ended September 30, 1994, purchases of mortgage-backed securities were $1 billion compared with $316 million in the same period a year ago. The 1994 purchases of adjustable rate securities had an average spread of 175 basis points over COFI. During the third quarter of 1994, GWB swapped $2.3 billion of single-family residential Adjustable Rate Mortgage ("ARM") loans for mortgage-backed securities to provide collateral for borrowings. These securities are recorded in GWB's held-to-maturity portfolio and are subject to full credit recourse.

      Periodically the Company repurchases, for investment, loans which were previously sold. The Company also repurchases delinquent loans which were sold with recourse. Repurchased real estate loans totaled $499 million in the nine months ended September 30, 1994, including $62 million of delinquent loans sold with recourse and a June repurchase of $437 million of ARMs for investment. Repurchases of delinquent loans were $157 million in the nine months ended September 30, 1993.

      Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties.

      The ARM for single-family residential properties ("SFRs") is the primary lending product held for investment. Approximately 74% of loans in the portfolio are indexed to COFI. The Company also originates an ARM product which is indexed to the Federal Cost of Funds Index ("FCOFI"). This index is a combination of the average interest rate on the combined marketable treasury bills and the average interest rate on the combined marketable treasury notes. The FCOFI ARM is similar to the COFI ARM product as to interest-rate caps and payment changes. At September 30, 1994, ARMs comprised 94.5% of the mortgage portfolio. A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors. At September 30, 1994, $7.2 billion of ARM loans with an average yield of 7.03% had reached their floor rate. Without the floor, the average yield on these loans would have been 6.43%. The benefit to interest income from real estate loans which have reached their floor interest rate was approximately $13.6 million for the third quarter of 1994 compared with $12.4 million in the third quarter of 1993.

      The composition of new loan volume was as follows:

                                  Three Months Ended
                          -----------------------------------  Nine Months Ended
                                                                 September 30
                          September 30  June 30  September 30  -----------------
(Dollars in millions)             1994     1994          1993    1994       1993
                          ------------  -------  ------------    ----       ----

Real estate loans               $2,063   $2,035        $2,275  $5,769     $6,500
Consumer loans                     551      553           573   1,612      1,614
                                ------   ------        ------  ------     ------
  Total new loan volume         $2,614   $2,588        $2,848  $7,381     $8,114
                                ======   ======        ======  ======     ======


      The composition of real estate loan originations by type was as follows:

                                Three Months Ended           Nine Months Ended
                       -----------------------------------   -----------------
                                                                September 30
                       September 30  June 30  September 30   -----------------
                               1994     1994          1993   1994         1993
                       ------------  -------  ------------   ----         ----

ARM
  COFI                           90%      74%           52%    74%          48%
  FCOFI                           1        1             4      1           11
  T-Bill                          2       12             1      8            1
  Other                           2        3             3      2            3
                                ---      ---           ---    ---          ---
    Total ARM                    95       90            60     85           63

Fixed rate                        5       10            40     15           37
                                ---      ---           ---    ---          ---
                                100%     100%          100%   100%         100%
                                ===      ===           ===    ===          ===
Refinances, included above       36%      45%           63%    47%          62%
                                ===      ===           ===    ===          ===
/TABLE

      Fixed-rate lending, originated exclusively for sale, is negatively influenced by the rising interest-rate environment. The portfolio of fixed-rate loans designated as available for sale has been recorded at the lower of cost or fair value. The Company sells loans forward into the secondary market and purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost. At September 30, 1994, there were no open hedge contracts.

      During the third quarter 1994, ARMs comprised 95% of total real estate loan originations compared with 60% in the same period of 1993 and 90% for the second quarter of 1994. COFI ARMs were the primary adjustable rate offering in 1994 and 1993. The primary ARM product in the second and third quarters of 1994 was a tiered cap loan where the interest-rate cap is periodically increased over six years. The ARM differential over the appropriate indices on new ARMs was 2.59% in the third quarter 1994 compared with 2.49% a year ago. The ARM differential on the total ARM real estate loan portfolio was 2.44% at September 30, 1994 and 2.39% at September 30, 1993. Currently, interest rates on new real estate loans favor adjustable rate products, which has enabled the Company to generate asset growth in 1994.

      The cost of funds for GWB, relative to COFI and FCOFI, is shown as follows:

                                                                GWB Cost of
                                  GWB                         Funds Less Than
                              Cost of                         ---------------
                                Funds      COFI     FCOFI     COFI      FCOFI
                              -------      ----     -----     ----      -----

September 30, 1994              3.534%    4.039%    5.562%    .505%     2.028%
June 30, 1994                   3.263     3.804     5.238     .541      1.975
March 31, 1994                  3.197     3.629     4.928     .432      1.731
December 31, 1993               3.319     3.879     4.892     .560      1.573
September 30, 1993              3.395     3.881     4.966     .486      1.571


      The contractual maturities of all loans receivable and mortgage-backed securities as of September 30, 1994 follow:

                                             Mortgage-Backed
                         Real Estate Loans     Securities
                         -----------------   --------------
                                     Fixed            Fixed
(Dollars in millions)        ARM      Rate      ARM    Rate   Consumer    Total
                             ---     -----      ---   -----   --------    -----

One year or less         $   469    $   43   $   73    $261     $  854  $ 1,700
Over one to two years        658        54       77     209        536    1,534
Over two to three years      846        55       82      75        403    1,461
Over three to five years   1,529       138      179      48        157    2,051
Over five to ten years     3,565       416      544     122        192    4,839
Over ten to fifteen years  4,319       149      701      75        135    5,379
Over fifteen years        15,950       235    3,374      18          2   19,579
                         -------    ------   ------    ----     ------  -------
                         $27,336    $1,090   $5,030    $808     $2,279  $36,543
                         =======    ======   ======  ======     ======  =======



INTEREST BEARING LIABILITIES

      The composition of interest bearing liabilities at September 30, 1994 and September 30, 1993 follows:

                                                        September 30
                                             -------------------------------
                                                 1994               1993
                                             -------------     -------------
(Dollars in millions)                         Amount    %       Amount    %
                                             -------   ---     -------   ---
Customer accounts
  Retail accounts
    Term                                     $16,245    44%    $15,048    44%
    Transaction                               12,801    35      12,384    36
  Wholesale accounts                             361     1         631     2
                                             -------   ---     -------   ---
                                              29,407    80      28,063    82
                                             -------   ---     -------   ---
Borrowings
  FHLB                                           287     1       1,405     4
  Other                                        6,983    19       4,898    14
                                             -------   ---     -------   ---
                                               7,270    20       6,303    18
                                             -------   ---     -------   ---
Total interest bearing liabilities           $36,677   100%    $34,366   100%
                                             =======   ===     =======   ===

       Borrowings totaled $7.3 billion at September 30, 1994, $3.5 billion at December 31, 1993 and $6.3 billion at September 30, 1993. As a percentage of interest bearing liabilities, borrowings totaled 20% at September 30, 1994 and 18% at September 30, 1993. The level of borrowings is influenced by customer account activity, deposit acquisitions and changes in assets. In the fourth quarter of 1993, GWB acquired $4.1 billion in deposits of HomeFed Bank, F.A. ("HomeFed") from the Resolution Trust Corporation.

      The following table shows the components of the change in customer account balances:

                                   Three Months Ended     Nine Months Ended
                                      September 30           September 30
                                   ------------------    -------------------
(Dollars in millions)               1994         1993       1994        1993
                                    ----         ----       ----        ----

Transaction
  Demand accounts                  $(151)       $ 148    $   (34)    $   146
  Money market and other
    transaction accounts            (457)        (112)      (543)       (417)
Certificates of deposit             (104)        (422)    (1,321)     (2,556)
Wholesale accounts                   (90)        (151)      (227)        (52)
                                   -----        -----    -------     -------
                                    (802)        (537)    (2,125)     (2,879)
Acquisitions of deposits, net          -            -          -          33
                                   -----        -----    -------     -------
                                   $(802)       $(537)   $(2,125)    $(2,846)
                                   =====        =====    =======     =======


      The Company concentrates its retail deposit-gathering activity in two states: California and Florida.

      Net certificate of deposit account withdrawals have occurred during each of the past eleven quarters. During much of this period, retaining certificates of deposit as a source of funds has not been essential as ARM originations were not at levels where asset growth could occur and deposit acquisitions provided an alternate funding source. Transaction accounts declined in the third quarter of 1994 as transfers from money market accounts to certificates of deposit with terms of one year and greater occurred due to higher rates offered. In the second and third quarters of 1994, borrowings were utilized to fund asset growth.

      A summary of customer certificates of deposit by interest rate and maturity as of September 30, 1994 follows:

                               90 Days 180 Days  One Year   Two Years
                       within       to       to        to          to Three Years September 30 December 31 September 30
(Dollars in millions) 90 Days 180 Days One Year Two Years Three Years    and Over         1994        1993         1993
                      ------- -------- -------- --------- ----------- ----------- ------------ ----------- ------------

Under 4%               $3,090   $1,716   $1,074    $  715      $   29      $   27      $ 6,651     $10,998      $ 9,776
4 to 6%                 1,000      898    2,591     1,934         429       1,149        8,001       4,789        3,763
6 to 8%                    38       19       61       611         838          15        1,582       1,619        1,683
Over 8%                     5        2       10       194           2          12          225         575          457
                       ------   ------   ------    ------      ------      ------      -------     -------      -------
                       $4,133   $2,635   $3,736    $3,454      $1,298      $1,203      $16,459     $17,981      $15,679
                       ======   ======   ======    ======      ======      ======      =======     =======      =======

$100,000 accounts
  included above       $  445   $  101   $   60    $   32      $    4      $   14      $   656     $ 1,060      $ 1,284



NET INTEREST MARGIN AND NET INTEREST INCOME

      While average interest earning assets have increased during the past year, the interest margin has decreased as interest rates have begun to rise. Net interest income decreased slightly to $331 million in the third quarter 1994 compared with $338 million in the second quarter of 1994. Net interest income was $344 million in the third quarter 1993. The Company's net interest margin, the difference between the yield on interest earning assets (interest on mortgages, consumer loans and securities) and the cost of funds (interest on customer accounts and borrowings) was 3.47% at September 30, 1994 compared with 3.94% a year ago. The average net interest margin for the 1994 third quarter was 3.47% compared with 3.71% in the 1994 second quarter and 3.76% in the 1993 third quarter. The average net interest margin for the first nine months of 1994 was 3.61% compared with 3.81% in the same 1993 period. The repricing lag on COFI and FCOFI ARMs reduced the average net interest margin by approximately 12 basis points in the third quarter of 1994 compared to a decrease of approximately 6 basis points in the second quarter
of 1994.   For the third quarter 1993, the repricing lag accounted for an increase of approximately 8 basis points to the average net interest margin. The average net interest margin is compressed in a rising interest rate environment as increases in COFI and FCOFI, to which most interest earning assets are tied, lag behind deposit and borrowing rate increases.

      The following table of net interest income displays the average monthly balances, interest income and expense and average rates by asset and liability component for the periods indicated:

                                                         Three Months Ended September 30
                                              -------------------------------------------------------
                                                         1994                         1993
                                              --------------------------   --------------------------
                                              Average            Average   Average            Average
(Dollars in millions)                         Balance  Interest     Rate   Balance  Interest     Rate
                                              -------  --------  -------   -------  --------  -------
Interest earning assets
  Securities                                  $ 1,085      $ 17     6.51%  $   957      $ 16     6.77%
  Mortgage-backed securities                    3,877        55     5.69     2,758        44     6.39
  Loans receivable
    Real estate                                29,683       497     6.69    29,605       508     6.86
    Consumer                                    2,259        92    16.28     2,265        98    17.26
                                              -------      ----    -----   -------      ----    -----
  Total interest earning assets                36,904       661     7.17    35,585       666     7.48
Other assets                                    2,197                        2,389
                                              -------                      -------
Total assets                                  $39,101                      $37,974
                                              =======                      =======

Interest bearing liabilities
  Customer accounts
    Term accounts                             $16,500       177     4.29   $15,771       166     4.21
    Transaction accounts                       13,254        58     1.77    12,561        60     1.90
                                              -------      ----    -----   -------      ----    -----
                                               29,754       235     3.17    28,332       226     3.19
  Borrowings
    FHLB                                          454         7     6.39     1,309        14     4.29
    Other                                       5,545        88     6.34     4,954        82     6.64
                                              -------      ----    -----   -------      ----    -----
  Total interest bearing liabilities           35,753       330     3.70    34,595       322     3.72
Other liabilities                                 921                          909
Stockholders' equity                            2,427                        2,470
                                              -------                      -------
Total liabilities and equity                  $39,101                      $37,974
                                              =======                      =======
Interest rate spread                                                3.47%                        3.76%
                                                                   =====                        =====
Effective yield summary
  Interest income/earning assets              $36,904      $661     7.17%  $35,585      $666     7.48%
  Interest expense/earning assets              36,904       330     3.58    35,585       322     3.62

                                                           ----    -----                ----    -----
Net yield on earning assets                                $331     3.59%               $344     3.86%
                                                           ====    =====                ====    =====

                                                          Nine Months Ended September 30
                                             -------------------------------------------------------
                                                        1994                         1993
                                             --------------------------   --------------------------
                                             Average            Average   Average            Average
(Dollars in millions)                        Balance  Interest     Rate   Balance  Interest     Rate
                                             -------  --------  -------   -------  --------  -------

Interest earning assets
  Securities                                 $ 1,073    $   43     5.35%  $   947    $   48     6.71%
  Mortgage-backed securities                   3,421       144     5.62     2,904       142     6.51
  Loans receivable
    Real estate                               29,268     1,460     6.65    29,472     1,543     6.98
    Consumer                                   2,233       278    16.58     2,296       295    17.14
                                             -------    ------    -----   -------    ------    -----
  Total interest earning assets               35,995     1,925     7.13    35,619     2,028     7.59
Other assets                                   2,269                        2,460
                                             -------                      -------
Total assets                                 $38,264                      $38,079
                                             =======                      =======
Interest bearing liabilities
  Customer accounts
    Term accounts                            $17,040       518     4.05   $16,438       525     4.26
    Transaction accounts                      13,441       179     1.78    12,665       189     1.99
                                             -------    ------    -----   -------    ------    -----
                                              30,481       697     3.05    29,103       714     3.27
  Borrowings
    FHLB                                         342        15     5.91     1,078        37     4.63
    Other                                      4,084       210     6.86     4,511       234     6.90
                                             -------    ------    -----   -------    ------    -----
  Total interest bearing liabilities          34,907       922     3.52    34,692       985     3.78
Other liabilities                                935                          926
Stockholders' equity                           2,422                        2,461
                                             -------                      -------
Total liabilities and equity                 $38,264                      $38,079
                                             =======                      =======
Interest rate spread                                               3.61%                        3.81%
                                                                  =====                        =====
Effective yield summary
  Interest income/earning assets             $35,995    $1,925     7.13%  $35,619    $2,028     7.59%
  Interest expense/earning assets             35,995       922     3.42    35,619       985     3.69
                                                        ------    -----              ------    -----
Net yield on earning assets                             $1,003     3.71%             $1,043     3.90%
                                                        ======    =====              ======    =====

      The average balance of loans receivable above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans that were nonperforming totaled $10.5 million for the quarter ended September 30, 1994 compared with $17.5 million for the quarter ended September 30, 1993. For the first nine months of 1994 and 1993, nonaccrual interest was $38.8 million and $64.8 million, respectively.


ASSET LIABILITY MANAGEMENT

      The Company monitors its asset and liability structure and interest-rate/maturity risks on a regular basis. In this process, consideration is given to interest-rate trends and funding requirements. ARMs comprised approximately 96% of the real estate loan portfolio at September 30, 1994 and 95% at September 30, 1993.

      At September 30, 1994, mortgages totaling $2.7 billion were available for sale, primarily mortgage-backed securities. Real estate loans available for sale are valued at the lower of cost or fair value, generally on an individual loan basis. As of September 30, 1994 and 1993, real estate loans available for sale, all fixed rate, were $73.9 million and $301 million, respectively. The decrease in loans available for sale compared with the same period a year ago resulted from reduced fixed-rate loan originations. During the quarter and nine months ended September 30, 1994, gains from this portfolio totaled $429,000 and $6.2 million, respectively. Unrealized holding gains on real estate loans available for sale totaled $2.3 million at September 30, 1994.

      Mortgage-backed securities available for sale and other securities available for sale are carried at fair value. At September 30, 1994, mortgage-backed securities available for sale included $376 million of fixed-rate loans and $2.2 billion of ARMs. There were no realized gains or losses in the first nine months of 1994. Unrealized holding losses were $50.6 million at September 30, 1994. Unrealized holding gains were $31 million at December 31, 1993 and $55.7 million at September 30, 1993.

      Marketable securities available for sale at September 30, 1994 had an amortized cost of $792 million and a fair value of $785 million. Gains realized during the 1994 third quarter totaled $22,000 and for the first nine months of 1994 totaled $511,000. Unrealized holding losses in marketable securities were $7 million at September 30, 1994. Unrealized holding gains were $7.2 million at December 31, 1993 and $2.3 million at September 30, 1993.

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of December 31, 1993. The unrealized holding gains and losses on securities available for sale, net of income taxes, included as a component of stockholders' equity, were as follows:

                                      Three Months Ended            Nine Months
                              ----------------------------------       Ended
                              September 30    June 30   March 31   September 30
(Dollars in thousands)                1994       1994       1994       1994
                              ------------    -------   --------   ------------

Balance at beginning of
  period                          $(20,055)  $  2,537   $ 22,651       $ 22,651
Unrealized holding gains
  (losses), net of taxes           (12,351)   (22,592)   (20,114)       (55,057)
                                  --------   --------   --------       --------
Balance at end of period          $(32,406)  $(20,055)  $  2,537       $(32,406)
                                  ========   ========   ========       ========

      The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $4.2 billion at September 30, 1994 compared with $3.1 billion at December 31, 1993 and $4.0 billion at September 30, 1993. In the current interest rate environment, the Company is better protected against rising rates with an excess of interest earning assets maturing or repricing within one year.

                                                             Maturity/Rate Sensitivity
                                         -----------------------------------------------------------------
September 30, 1994                                        % of    Within                             Over
(Dollars in millions)                    Rate   Balance  Total    1 Year  1-5 Years  5-15 Years  15 Years
                                         ----   -------  -----    ------  ---------  ----------  --------

Interest earning assets
Securities                               5.90%  $   907      2   $   907    $     -       $   -      $  -
Mortgage-backed securities               6.07     5,838     16     5,461        377           -         -
Investment in FHLB stock                 5.19       306      1         -          -           -       306
Loans receivable
  Real estate
    Adjustable rate                      6.79    27,336     72    25,607      1,729           -         -
    Fixed rate
      Short-term                         8.90       467      1        61        127         170       109
      Long-term                          8.79       623      2       116        186         218       103
  Consumer                              15.96     2,279      6       552      1,387         267        73
                                        -----   -------    ---   -------    -------       -----      ----
                                         7.26    37,756    100    32,704      3,806         655       591

Interest bearing liabilities
Customer accounts
  Regular savings                        2.03     2,187      6     2,187          -           -         -
  Checking and limited access            1.80    10,614     29    10,614          -           -         -
  Wholesale transaction                     -       147      -       147          -           -         -
  Term accounts                          4.38    16,459     45    10,504      5,943          12         -
                                        -----   -------    ---   -------    -------       -----      ----
                                         3.25    29,407     80    23,452      5,943          12         -
Borrowings
  FHLB                                   5.19       287      1       286          1           -         -
  Other                                  6.03     6,983     19     4,862      1,348         723        50
Impact of interest rate swaps               -         -      -      (109)       109           -         -
                                        -----   -------    ---   -------    -------       -----      ----
                                         5.99     7,270     20     5,039      1,458         723        50
                                        -----   -------    ---   -------    -------       -----      ----
                                         3.79    36,677    100    28,491      7,401         735        50
                                        -----   -------    ---   -------    -------       -----      ----

Excess of interest earning
  assets over interest bearing
  liabilities at September 30, 1994      3.47%  $ 1,079          $ 4,213    $(3,595)      $ (80)     $541
                                        =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at December 31, 1993       3.76%  $   840          $ 3,105    $(1,833)      $(764)     $332
                                        =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at September 30, 1993      3.94%  $   714          $ 3,982    $(2,853)      $(776)     $361
                                        =====   =======          =======    =======       =====      ====

                                                     September 30
                                                    -------------
                                                    1994     1993
                                                    ----     ----
Calculation of adjusted margin
Unadjusted margin                                   3.47%    3.94%
Benefit of net interest earning assets               .10      .08
                                                    ----     ----
Adjusted margin                                     3.57%    4.02%
                                                    ====     ====

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

      Although the California real estate markets did not improve significantly in 1993 or the first nine months of 1994, the economic climate has shown some signs of recovery. Median prices of single-family residential properties are higher than year-end 1993 in some areas of the state. Unit sales of single-family homes increased 4.8% in August 1994 from the August 1993 level. Furthermore, the unemployment rate in California has shown an irregular decline from 8.7% in December 1993 to 8.3% in September 1994.

      The Company assesses the status of general loss reserves on real estate loans based upon its current loss experience as applied to the loan portfolio including loans that are delinquent or adversely classified because of declining collateral values. The Company's general loan loss reserves remain relatively high to give effect to current trends in the economic environment in valuing its loan portfolio.

      There appear to be regional differences in economic performance within California and among property types which are attributable to differing recovery rates of the wide range of economic activities within California.

      The economic factors affecting the office space market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the vacancy rate in the San Francisco area was 10% at June 30, 1994 and 12% at June 30, 1993. In the Los Angeles area, the vacancy rate was 20% at both June 30, 1994 and June 30, 1993. The vacancy rate in San Diego County was 19% at June 30, 1994 compared with 22% at June 30, 1993.

      In the industrial space market, Northern and Southern California vacancy rates appear to be more comparable. In the San Francisco and Los Angeles areas, vacancy rates were 10% and 9%, respectively, at June 30, 1994. At June 30, 1993, the vacancy rates were 12% in both the San Francisco and Los Angeles areas. San Diego County's industrial space market had the lowest vacancy rate consisting of 4% at June 30, 1994 and 3% at June 30, 1993.

      In the single-family market, regional differences also exist in the economic performance of Northern, Central and Southern California. For example, the median metropolitan area sales price of existing single-family homes in the Los Angeles area decreased from the second quarter of 1993 to the second quarter of 1994 by 4%. During the same period, the median sales price remained stable in the San Jose and San Diego areas.

      As a monitoring device the Company reviews the trends of loans delinquent for periods of less than ninety days on a monthly (and within-month) basis. The following summarizes loans delinquent for periods from thirty to eighty-nine days:

                           September 30   June 30   December 31   September 30
(Dollars in millions)              1994      1994          1993           1993
                           ------------   -------   -----------   ------------
30-59 days delinquent
  SFR loans                      $205.0    $240.0        $190.9         $236.8
  Other                            13.8      15.3          19.0           12.0
60-89 days delinquent
  SFR loans                        95.3     122.6         105.2           98.9
  Other                            17.1      18.9           8.8           14.3



      The January 17, 1994 Northridge earthquake increased loan delinquencies and is expected to result in losses in the real estate loan portfolio in the range of $20 million to $25 million. The expected losses are lower than initially projected and will be covered by existing loan loss reserves. The Company had originally identified approximately 2,800 loans, primarily SFR's, in earthquake affected areas with outstanding principal balances of $368 million. A ninety day forbearance was offered to customers who suffered damages during the earthquake. Subsequent to this initial program, arrangements for repayment or for additional forbearance are being provided on a case by case basis. These programs are intended to reduce the possibility of foreclosure and therefore mitigate losses and costs of holding property. Delinquencies on SFRs in the earthquake affected areas were as follows:


                                                September 30      June 30
(Dollars in millions)                                   1994         1994
                                                ------------      -------
30-59 days delinquent                                 $20.2       $ 19.4
60-89 days delinquent                                   11.2         39.5
90 days or more delinquent                              52.2         68.3
                                                       -----       ------
                                                       $83.6       $127.2
                                                       =====       ======


The decrease in these delinquencies is primarily the result of loans that were brought current or paid off

      The following table shows the trend in single-family residential delinquencies (two or more payments delinquent) to the growth in the related portfolio.

                                   September 30  June 30  December 31  September 30
                                           1994     1994         1993          1993
                                   ------------  -------  -----------  ------------
SFR loans as a percent of
  total real estate loans                  89.6%    89.0%        88.3%         87.8%
SFR delinquency as a percent
  of total single-family
  residential loans                         3.0      3.7          3.2           3.5



      The Company's real estate loan portfolio included approximately $3.1 billion of uninsured single-family mortgage loans at September 30, 1994, compared with $3.7 billion a year ago, which were originated with terms where the LTV exceeded 80% (but not in excess of 90%). During the third quarter 1994, losses on the higher LTV mortgages totaled $6.1 million, or .65% (annualized), compared with $14.2 million, or 1.06% (annualized) for the same period a year ago. For the year 1993, losses totaled $44.8 million, or .81% of such loans, compared with $10.1 million, or .15%, for 1992. The Company began to purchase mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80% in 1990. Therefore, this portfolio of uninsured loans is becoming more seasoned and the balance is declining.

      The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and the reserve for estimated losses related to such loans follows:


                                   September 30              December 31              September 30
                                         1994                    1993                       1993
                              -----------------------  ------------------------  -----------------------
                                          Reserve for               Reserve for              Reserve for
                                  Loan      Estimated       Loan      Estimated       Loan     Estimated
(Dollars in thousands)         Balance         Losses    Balance         Losses    Balance        Losses
                               -------    -----------    -------    -----------    -------   -----------
Real estate loans
  Residential
    Single-family             $ 44,133        $ 4,155   $ 37,047        $ 3,396   $ 38,769       $ 4,637
    Apartments                 122,003         19,477    103,840         15,823    108,660         8,196
  Commercial
    Offices                     57,589          9,940     52,553         10,067     88,085        15,806
    Retail                      35,150          4,033     25,817          3,201     22,962           535
    Hotel/motel                 84,420          3,307    108,320          5,025    123,120         2,600
    Industrial                  17,664          1,534     17,157          2,614     36,763         2,150
    Other                        7,066          1,288      3,021            441      7,357         1,250
                              --------        -------   --------        -------   --------       -------
                              $368,025        $43,734   $347,755        $40,567   $425,716       $35,174
                              ========        =======   ========        =======   ========       =======


      The impaired loan portfolio decreased at September 30, 1994 compared with September 30, 1993. The decrease was primarily the result of the bulk sale of $213 million of apartment and commercial real estate loans in the fourth quarter of 1993. The Company's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonperforming, at which time the accrued earnings are reversed.

      Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

      A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

      Certain loans meet the criteria of troubled debt restructurings ("TDRs") as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." TDRs totaled $196 million at September 30, 1994 compared with $380 million at September 30, 1993. In the second quarter of 1993, Federal Banking Regulators issued a joint release regarding credit availability. Based on this release, TDRs which meet certain conditions of repayment and performance have not been included in nonperforming assets. At September 30, 1994, $18 million of TDRs were classified as performing assets.

      Real estate available for sale is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. Real estate held for development, also subject to the same review process, is carried at the lower of cost or net realizable value. Properties where future development is uncertain are carried at the lower of cost or fair value. Real estate is also included in the general reserve evaluation. Foreclosed real estate properties totaling $54 million are operating profitably after provisions for interest and depreciation and are performing assets.

      Nonperforming assets include loans which are delinquent ninety days or more, TDRs which do not meet certain performance criteria and certain real estate owned which does not generate sufficient income to meet return on investment criteria. As of September 30, 1994, nonperforming assets dropped below $1 billion, a level which had not been reached since December 1988. The following table indicates the amount of the Company's nonperforming assets and the ratio of nonperforming assets to total assets:

                                  September 30     December 31      September 30
                                      1994            1993             1993
                                 -------------    ------------     -------------
(Dollars in millions)            Amount     %     Amount     %     Amount     %
                                 ------    ---    ------    ---    ------    ---
Loans receivable
  Real estate
    Residential
      Single-family                $539   1.33%   $  522   1.34%   $  575   1.50%
      Apartments                     75    .19        70    .18        99    .26
    Commercial                      165    .41       225    .58       285    .74
  Consumer finance                   22    .05        20    .05        20    .05
  Other                               1      -         2      -         1      -
                                   ----   ----    ------   ----    ------   ----
                                    802   1.98       839   2.15       980   2.55
Real estate owned                   176    .43       293    .75       459   1.20
                                   ----   ----    ------   ----    ------   ----
Total nonperforming assets         $978   2.41%   $1,132   2.90%   $1,439   3.75%
                                   ====   ====    ======   ====    ======   ====

      The geographic distribution of the real estate loan and real estate portfolios at September 30, 1994 follows:

                                                                  Oklahoma/                   Maryland/
(Dollars in millions)        Total California  Florida Washington    Texas  Georgia  Arizona  Virginia   Other
                           ------- ----------  ------- ---------- --------  -------  -------  --------   -----
Real estate loans
  Residential
    Single-family          $25,240    $17,910   $1,824     $  980     $617     $444     $342      $322  $2,801
    Apartments               1,712      1,362       87          7       33       55       63         -     105
  Commercial
    Offices                    437        398       12          3        3        4        6         1      10
    Retail                     267        221       21          9        -        4        2         3       7
    Hotel/motel                236        132        5          -        2        -        3        54      40
    Industrial                 318        264       14          4       15        4        7         -      10
    Other                      216        154       20          6        1        2       12         1      20
                           -------    -------   ------     ------     ----     ----     ----      ----  ------
                            28,426     20,441    1,983      1,009      671      513      435       381   2,993
                           -------    -------   ------     ------     ----     ----     ----      ----  ------
Real estate available
  for sale, net
  Acquired through
    foreclosure                225        165       16          2        1        -        -        37       4
  Other                         31         14        1         16        -        -        -         -       -
Property development            67         67        -          -        -        -        -         -       -
                           -------    -------   ------     ------     ----     ----     ----      ----  ------
                               323        246       17         18        1        -        -        37       4
                           -------    -------   ------     ------     ----     ----     ----      ----  ------
Total real estate loans
  and real estate          $28,749    $20,687   $2,000     $1,027     $672     $513     $435      $418  $2,997
                           =======    =======   ======     ======     ====     ====     ====      ====  ======

Percent of total             100.0%      72.0%     7.0%       3.6%     2.3%     1.8%     1.5%      1.4%   10.4%

      The geographic distribution of nonperforming real estate loans and real estate at September 30, 1994 follows:

                                                                 Oklahoma/                    Maryland/
(Dollars in millions)     Total  California  Florida Washington     Texas   Georgia  Arizona  Virginia  Other
                          -----  ----------  ------- ----------  --------   -------  -------  --------  -----
Real estate loans
  Residential
    Single-family          $539       $466       $20        $ 5       $ 5       $ 4      $ 3       $ 4    $32
    Apartments               75         64         1          1         -         4        -         -      5
  Commercial
    Offices                  38         33         3          -         1         -        -         1      -
    Retail                   23         17         1          5         -         -        -         -      -
    Hotel/motel              86         32         -          -         -         -        -        54      -
    Industrial               11          9         1          -         1         -        -         -      -
    Other                     7          3         2          1         -         -        1         -      -
                           ----       ----       ---        ---       ---       ---      ---       ---    ---
                            779        624        28         12         7         8        4        59     37
                           ----       ----       ---        ---       ---       ---      ---       ---    ---
Real estate
  Residential
    Single-family            96         88         3          1         -         -         -         -     4
    Apartments               26         25         -          -         1         -         -         -     -
  Commercial
    Offices                  20         10        10          -         -         -         -         -     -
    Retail                    5          5         -          -         -         -         -         -     -
    Hotel/motel               9          7         2          -         -         -         -         -     -
    Industrial                8          8         -          -         -         -         -         -     -
    Other                    12         10         2          -         -         -         -         -     -
                           ----       ----       ---        ---       ---       ---      ---       ---    ---
                            176        153        17          1         1         -         -         -     4
                           ----       ----       ---        ---       ---       ---      ---       ---    ---
Total nonperforming real
  estate loans and real
  estate                   $955       $777       $45        $13       $ 8       $ 8       $ 4       $59   $41
                           ====       ====       ===        ===       ===       ===       ===       ===   ===

Percent of total          100.0%      81.4%      4.7%       1.4%       .8%       .8%       .4%      6.2%  4.3%
/TABLE

      A comparison of the California real estate loan and real estate portfolios and nonperforming real estate loans and real estate by region at September 30, 1994 follows:


                                          California                    Northern California
                                -------------------------------   --------------------------------
(Dollars in millions)           Portfolio  Nonperforming     %    Portfolio  Nonperforming      %
                                ---------  -------------    ---   ---------  -------------     ---
Real estate loans
  Residential
    Single-family                 $17,910           $466    2.6      $5,275           $ 81     1.5
    Apartments                      1,362             64    4.7         171              2     1.2
  Commercial
    Offices                           398             33    8.3          74             13    17.6
    Retail                            221             17    7.7          49              -       -
    Hotel/motel                       132             32   24.2          42              -       -
    Industrial                        264              9    3.4          37              2     5.4
    Other                             154              3    1.9          40              -       -
                                  -------           ----  -----      ------           ----   -----
                                   20,441            624    3.1       5,688             98     1.7
                                  -------           ----  -----      ------           ----   -----
Real estate
  Residential
    Single-family                      88             88  100.0          10             10   100.0
    Apartments                         25             25  100.0           2              2   100.0
  Commercial
    Offices                            16             10   62.5           4              2    50.0
    Retail                             13              5   38.5           -              -       -
    Hotel/motel                        10              7   70.0           3              -       -
    Industrial                          8              8  100.0           -              -       -
    Other                              86             10   11.6          23              1     4.3
                                  -------           ----  -----      ------           ----   -----
                                      246            153   62.2          42             15    35.7
                                  -------           ----  -----      ------           ----   -----
Total real estate loans
  and real estate                 $20,687           $777    3.8      $5,730           $113     2.0
                                  =======           ====  =====      ======           ====    ====
/TABLE

                                          Central California                 Southern California
                                   --------------------------------   --------------------------------
(Dollars in millions)              Portfolio  Nonperforming      %    Portfolio  Nonperforming      %
                                   ---------  -------------     ---   ---------  -------------     ---

Real estate loans
  Residential
    Single-family                     $1,503            $17     1.1     $11,132           $368     3.3
    Apartments                           241              6     2.5         950             56     5.9
  Commercial
    Offices                               43              2     4.7         281             18     6.4
    Retail                                29              1     3.4         143             16    11.2
    Hotel/motel                           27              4    14.8          63             28    44.4
    Industrial                            15              -       -         212              7     3.3
    Other                                 21              1     4.8          93              2     2.2
                                      ------            ---   -----     -------           ----   -----
                                       1,879             31     1.6      12,874            495     3.8
                                      ------            ---   -----     -------           ----   -----
Real estate
  Residential
    Single-family                          4              4   100.0          74             74   100.0
    Apartments                             6              6   100.0          17             17   100.0
  Commercial
    Offices                                1              1   100.0          11              7    63.6
    Retail                                 8              1    12.5           5              4    80.0
    Hotel/motel                            -              -       -           7              7   100.0
    Industrial                             -              -       -           8              8   100.0
    Other                                 11              -       -          52              9    17.3
                                      ------            ---   -----     -------           ----   -----
                                          30             12    40.0         174            126    72.4
                                      ------            ---   -----     -------           ----   -----
Total real estate loans
  and real estate                     $1,909            $43     2.3     $13,048           $621     4.8
                                      ======            ===   =====     =======           ====   =====


      Nonperforming real estate loans and real estate decreased by $150 million during the third quarter of 1994. Total nonperforming single-family residential properties decreased $80 million in the third quarter of 1994 due to a decrease in new ninety day delinquencies. Single-family residential properties in California decreased $68 million while out of state properties declined $12 million. The loss on single-family foreclosures sold in the third quarter of 1994 was 19.8% of the loan balances at foreclosure compared with 25.8% and 20.1% in the second and first quarters of 1994, respectively. Nonperforming commercial and apartment properties declined $70 million in the third quarter of 1994 as sales of commercial and apartment properties outpaced new delinquencies.

      In an effort to reduce nonperforming assets, the Company completed four bulk asset sales in the second half of 1993 totaling $659 million. In the third quarter of 1994, bulk sales of foreclosed single-family properties totaled $69.8 million. In the first nine months of 1994, bulk sales of foreclosed single-family properties totaled $225 million. Auction sales have also been utilized to accelerate the disposition of foreclosed properties. Foreclosures continue to occur at relatively high levels.

      The Company provides a reserve for uncollected interest which is essentially based upon loans delinquent ninety days or more or in foreclosure. These loans are considered in "nonaccrual" status.

      A summary of loan loss provisions, charge-offs and recoveries by loan type follows:

                                   At or For The             At or For The
                                 Three Months Ended        Nine Months Ended
                                    September 30             September 30
                              ----------------------     ---------------------
(Dollars in thousands)             1994         1993         1994         1993
                                   ----         ----         ----         ----
Beginning balance             $ 495,804    $ 521,025    $ 502,269    $ 492,871

Provision for loss
  Real estate loans
    SFR                          72,900      121,600      128,200      227,100
    Other                       (34,000)      88,500          693       97,500
  Consumer finance               10,400        9,100       28,100       27,800
  Bank card                           -      (16,627)           -       (6,146)
  Other                             400        1,027       (2,593)       5,346
                              ---------    ---------    ---------    ---------
                                 49,700      203,600      154,400      351,600
                              ---------    ---------    ---------    ---------
Charge-offs
  Real estate loans
    SFR                         (70,515)    (154,082)    (148,058)    (217,708)
    Other                        (9,909)     (94,765)     (27,666)    (123,295)
  Consumer finance              (13,808)     (12,413)     (38,522)     (36,609)
  Bank card                           -       (7,547)           -      (20,794)
  Other                            (786)        (777)      (1,829)      (1,948)
                              ---------    ---------    ---------    ---------
                                (95,018)    (269,584)    (216,075)    (400,354)
                              ---------    ---------    ---------    ---------
Recoveries
  Real estate loans
    SFR                             460          344        1,091          703
    Other                           510        1,198        1,200        2,491
  Consumer finance                3,791        4,047       11,883       11,745
  Bank card                           -          585            -        1,641
  Other                              38          446          517          964
                              ---------    ---------    ---------    ---------
                                  4,799        6,620       14,691       17,544
                              ---------    ---------    ---------    ---------
Net charge-offs
  Real estate loans
    SFR                         (70,055)    (153,738)    (146,967)    (217,005)
    Other                        (9,399)     (93,567)     (26,466)    (120,804)
  Consumer finance              (10,017)      (8,366)     (26,639)     (24,864)
  Bank card                           -       (6,962)           -      (19,153)
  Other                            (748)        (331)      (1,312)        (984)
                              ---------    ---------    ---------    ---------
                                (90,219)    (262,964)    (201,384)    (382,810)
                              ---------    ---------    ---------    ---------
Ending balance                $ 455,285    $ 461,661    $ 455,285    $ 461,661
                              =========    =========    =========    =========

Ratio of net charge-offs
  (annualized) to average
  portfolios
  Real estate loans
    SFR                            1.04%        2.38%         .75%        1.13%
    Other                          1.17        10.01         1.07         4.26
  Consumer finance                 2.14         1.94         1.92         1.94
  Bank card                           -        12.52            -        10.93
  Other                             .77          .36          .45          .35
                                  -----        -----        -----        -----
                                   1.11%        3.30%         .85%        1.61%
                                  =====        =====        =====        =====


      Loan loss provisions of $34 million were reallocated in the third quarter of 1994 from Other real estate loans to SFR based on the Company's review of reserve levels which showed an excess of commercial and apartment loan reserves. Beginning in the third quarter of 1994 writedowns on foreclosed real estate to estimated fair value are being recorded at acquisition. Charge-offs on SFRs in the third quarter of 1994 included approximately $27 million of writedowns to estimated fair value for real estate acquired prior to the current quarter. For the nine months ended September 30, 1994, provisions for losses on the leasing portfolio, included in Other loan loss provisions, decreased due to the reversal of a $6 million provision originally established for an expected loss which did not materialize. In the third quarter of 1993, as a result of the sale of the Bank card portfolio, reserves of $20.3 million were reversed.

      The following table presents the Company's reserve for estimated losses and the reserve as a percent of the respective loans receivable portfolios:

                                                 September 30
                                       ---------------------------------
                                            1994               1993
                                       --------------     --------------
(Dollars in millions)                  Amount      %      Amount      %
                                       ------     ---     ------     ---

Real estate loans
  SFR                                    $193     .70%      $174     .68%
  Commercial and other                    199    6.23        225    6.25
Consumer finance                           51    2.73         50    2.85
Other                                      12    2.98         13    3.39
                                         ----    ----       ----    ----
  Total                                  $455    1.38%      $462    1.46%
                                         ====    ====       ====    ====


      A summary of real estate reserve activity by real estate type follows:

                                      At or For The           At or For The
                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                    ------------------      -----------------
(Dollars in millions)               1994          1993      1994         1993
                                    ----          ----      ----         ----

Beginning balance
  SFR                               $  5          $ 10      $  5         $  5
  Commercial and other               100           106       119          114
                                    ----          ----      ----         ----
                                     105           116       124          119

Provision for losses
  SFR                                  2            28         8           39
  Commercial and other                 -             -         3           15
                                    ----          ----      ----         ----
                                       2            28        11           54

Net charge-offs
  SFR                                 (2)          (32)       (8)         (38)
  Commercial and other                (6)           (9)      (28)         (32)
                                    ----          ----      ----         ----
                                      (8)          (41)      (36)         (70)

Ending balance
  SFR                                  5             6         5            6
  Commercial and other                94            97        94           97
                                    ----          ----      ----         ----
                                    $ 99          $103      $ 99         $103
                                    ====          ====      ====         ====
/TABLE

OPERATIONS

      Net interest income totaled $331 million in the third quarter 1994 compared with $344 million in the third quarter 1993. For the nine month periods ending September 30, 1994 and 1993, net interest income totaled $1 billion. The following table shows the components of the change in net interest income between periods.

                                       Three Months Ended September 30 Nine Months Ended September 30
                                       ------------------------------- ------------------------------
(Dollars in millions)                  1994 vs 1993       1993 vs 1992 1994 vs 1993      1993 vs 1992
                                       ------------       ------------ ------------      ------------

Mortgage-backed securities
  Rate (1)                                 $ (5)              $(10)       $ (19)            $ (34)
  Volume (2)                                 19                (11)          25               (31)
  Rate/Volume (3)                            (3)                 2           (4)                5
                                           ----               ----        -----             -----
                                             11                (19)           2               (60)
                                           ----               ----        -----             -----
Real estate loans
  Rate (1)                                  (12)               (67)         (73)             (278)
  Volume (2)                                  2                 13          (10)               24
  Rate/Volume (3)                            (1)                (2)           -                (4)
                                           ----               ----        -----             -----
                                            (11)               (56)         (83)             (258)
                                           ----               ----        -----             -----
Consumer loans
  Rate (1)                                   (7)                (2)         (10)              (11)
  Volume (2)                                  -                 (3)          (8)               (7)
  Rate/Volume (3)                             1                  1            1                 1
                                           ----               ----        -----             -----
                                             (6)                (4)         (17)              (17)
                                           ----               ----        -----             -----
Securities and investments
  Rate (1)                                   (1)                (5)         (10)               (3)
  Volume (2)                                  2                  -            6                (7)
  Rate/Volume (3)                             -                  -           (1)                -
                                           ----               ----        -----             -----
                                              1                 (5)          (5)              (10)
                                           ----               ----        -----             -----
Interest earning assets
  Rate                                      (25)               (84)        (112)             (326)
  Volume                                     23                 (1)          13               (21)
  Rate/Volume                                (3)                 1           (4)                2
                                           ----               ----        -----             -----
                                             (5)               (84)        (103)             (345)
                                           ----               ----        -----             -----
Customer accounts
  Rate (1)                                   (1)               (72)         (48)             (284)
  Volume (2)                                 10                (30)          33               (72)
  Rate/Volume (3)                             -                  7           (2)               20
                                           ----               ----        -----             -----
                                              9                (95)         (17)             (336)
                                           ----               ----        -----             -----
Borrowings
  Rate (1)                                   (3)               (22)          13               (55)
  Volume (2)                                  -                 50          (56)               87
  Rate/Volume (3)                             2                (12)          (3)              (19)
                                           ----               ----        -----             -----
                                             (1)                16          (46)               13
                                           ----               ----        -----             -----
Interest bearing liabilities
  Rate                                       (4)               (94)         (35)             (339)
  Volume                                     10                 20          (23)               15
  Rate/Volume                                 2                 (5)          (5)                1
                                           ----               ----        -----             -----
                                              8                (79)         (63)             (323)
                                           ----               ----        -----             -----
Change in net interest income              $(13)              $ (5)       $ (40)            $ (22)
                                           ====               ====        =====             =====

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


      Real estate services income totaled $68.1 million for the nine months ended September 30, 1994 compared with $84.8 million for the nine months ended September 30, 1993. The decrease in income was attributed to both lower loan fees and lower gains on mortgage sales. Gains on mortgage sales decreased as a result of lower sales activity. Mortgage sales in the first nine months of 1994, all fixed rate, totaled $1.1 billion, at a gain of .58% of mortgage sales, compared with $2.3 billion in the first nine months of last year at a gain of .75% of mortgage sales. The reduced gain as a percentage of mortgage sales is a result of lower excess servicing gains. Servicing income increased as the net servicing spread was 43 basis points of the servicing portfolio at September 30, 1994, or 4 basis points higher than a year ago. Loans serviced for others totaled $11.3 billion at September 30, 1994 compared with $12.6 billion one year earlier. The portfolio of loans serviced for others is expected to decline as a result of the lower level of fixed-rate loan originations and sales.

      Retail banking fee and commission income increased from $111 million in the nine months ended September 30, 1993 to $136 million in the nine months ended September 30, 1994. Securities operations income and retail banking fees both increased because of expanding activity. Banking fees increased from higher transaction balances, deposits acquired in acquisitions and higher fees charged. The Company has also expanded mutual fund activity which comprises commissions and other income from mutual fund operations.
Net revenue from these operations totaled $31.3 million in the nine months ended September 30, 1994 compared with $28.3 million in the same period of 1993. The Company managed mutual funds with assets aggregating $3.2 billion at September 30, 1994 compared with $3.1 billion at September 30, 1993.

      Other income was $29.2 million for the nine months ended September 30, 1994 compared with $49.7 million for the same period a year ago. For the 1994 third quarter, other income was $9.2 million compared with $33.1 million for the 1993 third quarter. During the third quarter of 1993, GWFC completed the sale of its $220 million credit card portfolio resulting in a net gain of $22.9 million.

      Operating expenses were $746 million for the first nine months of 1994, compared with $713 million for the first nine months of 1993. The increase in operating and administrative expenses for the nine months ended September 30, 1994, compared with the same period in 1993, resulted in part from the inclusion of the operations related to the HomeFed acquisition completed in December 1993 and from approximately $10 million resulting from repairs of earthquake damage to the Company's administrative facilities. Operating expenses increased 4% between the third quarters of 1994 and 1993 and increased 5% between the same periods of 1993 and 1992. Operating expenses increased 5% between the 1994 and 1993 nine month periods ending September
30.  The operating ratios were as follows:

                                          Three Months Ended    Nine Months Ended
                                             September 30         September 30
                                          ------------------    -----------------
                                           1994         1993     1994        1993
                                           ----         ----     ----        ----

Operating and administrative expenses
  (annualized)
  As a percent of average assets
    Corporate                              2.52%        2.49%    2.60%       2.50%
    Banking operations                     2.33         2.28     2.39        2.27
  As a percent of average assets
    and assets serviced for others
    Corporate                              1.95         1.87     1.98        1.87
    Banking operations                     1.78         1.68     1.80        1.68
  As a percent of average retail deposits
    Banking operations                     2.95         2.98     2.90        2.91
  As a percent of revenue
    Corporate                             63.70        58.61    63.19       58.62
    Banking operations                    66.65        59.95    65.82       59.86



      During the fourth quarter of 1993, the Company recorded a $30 million restructuring charge, primarily associated with the cost-reduction program at the Company's administrative headquarters. The program, designed to increase profits and improve efficiency, is being phased in throughout 1994. Approximately $22 million was charged against this reserve in the first nine months of 1994, principally employee separation expenses and associated costs. An estimated 1,000 jobs, or 25% of the administrative work force, are expected to be eliminated as a result of the cost-reduction program. Approximately 900 positions have been eliminated as of September 30, 1994 through layoffs and attrition. Reductions in nonpersonnel related costs will also contribute to the overall savings through renegotiation of existing vendor contracts and elimination of other administrative expenses. Anticipated savings in 1995 and beyond will exceed $100 million annually. Approximately $60 million of savings will be realized in 1994.

      The following table presents net earnings (annualized) as a percent of average assets and as a percent of average equity:

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                 ------------------      -----------------
                                    1994          1993      1994         1993
                                    ----          ----      ----         ----

Return on average assets             .59%         (.18)%     .57%         .28%
Return on average equity            9.43         (2.84)     8.95         4.35


      The Company's effective tax rate for the third quarter of 1994 decreased due to the reversal of certain tax liabilities no longer required. As a result, the Company's effective tax rate was 39.9% in the first nine months of 1994 and 33.8% in the same period of 1993. The lower rate in 1993 is attributed to a favorable settlement of certain tax issues and the reversal of certain tax liabilities no longer required.


DEPOSIT INSURANCE PREMIUMS

      Under current law, the Federal Deposit Insurance Corporation (the "FDIC") is required to increase the reserves of both the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") to 1.25% of insured deposits over a reasonable period of time and thereafter to maintain such reserves at not less than that level. Based on current experience, it is generally anticipated that the BIF will reach the required reserve level in the near future. However, it is expected that the SAIF reserves will not reach the required level for a number of years without Congressional action to provide additional funding or merge the separate insurance funds in some fashion. Accordingly, it is possible that, absent such Congressional action, future deposit insurance premiums of SAIF-insured institutions may be assessed at higher rates than the corresponding premium assessment rates for BIF-insured institutions. Such a deposit insurance premium disparity could place SAIF-insured institutions, such as GWB, at a competitive disadvantage with commercial banks and other BIF-insured institutions.


CAPITAL RESOURCES AND LIQUIDITY

      Capital (stockholders' equity) was $2.4 billion at September 30, 1994 and September 30, 1993. At the end of the 1994 third quarter the ratio of capital to total assets was 6.1% compared with 6.5% a year ago.

      GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. At September 30, 1994, GWB's capital was $2.6 billion, including subordinated notes of $429 million.

      The following ratios, as of the most recent quarter end, compare GWB with the fully phased-in capital requirements under regulations issued by the Office of Thrift Supervision ("OTS"):


                                     Actual         OTS Benchmark
                                 --------------     -------------     Capital
(Dollars in millions)            Amount      %      Amount     %       Excess
                                 ------     ---     ------    ---     -------


Leverage/tangible ratio          $1,894    5.05     $1,124   3.00      $  770
Risk-based ratio                  2,561   11.53      1,777   8.00         784


      The OTS has amended its risk-based capital rules to incorporate interest-rate risk requirements. Effective July 1, 1994, a savings association is required to hold additional capital if it is projected to experience a 2% decline in "net portfolio value" in the event interest rates increase or decrease by two percentage points. Additional capital required is equal to one-half of the amount by which any decline in net portfolio value exceeds 2% of the savings association's total net portfolio value. GWB does not expect the interest-rate risk requirements to have a material impact on its required capital levels.

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

      As of September 30, 1994, real estate loan commitments totaled $846 million compared with $777 million at December 31, 1993 and $925 million at September 30, 1993. These commitments included $810 million of ARMs and $36 million at fixed rates at September 30, 1994. The high percentage of ARM commitments is indicative of a fully adjusted interest rate on COFI ARMs that is more than 200 basis points lower than the rates offered on 30-year fixed-rate loans. The Company has several sources for raising funds for lending, among which are mortgage repayments, mortgage sales, customer deposits, Federal Home Loan Bank borrowings and other borrowings.

      The following table presents the debt ratings of the Company and GWB at September 30, 1994:

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

      As presented in the Consolidated Condensed Statement of Cash Flows the sources of liquidity vary between quarters. The primary sources of funds in the third quarter of 1994 were principal payments on mortgages held for investment of $1.4 billion and an increase in borrowings, both short term and long term, of $2.3 billion. New loans originated for investment required $2.4 billion and net customer account withdrawals totaled $802 million. Operating activities provided $75.9 million in the current quarter.

      The Company continued to maintain liquidity balances each period in excess of funding and legal requirements. Cash and securities totaled $1.8 billion at September 30, 1994 and $1.3 billion at September 30, 1993.


DIVIDENDS

      Quarterly cash dividends have been paid since 1977. At its October 1994 meeting, the Board of Directors declared a quarterly cash dividend of $.23 per common share. The quarterly cash dividend has been paid at this level since the second quarter of 1992.

      In the third quarter of 1994 the regular quarterly dividend on the $129 million 8 3/4% cumulative convertible preferred stock, issued in May 1991, and the regular quarterly dividend on the $165 million 8.3% cumulative preferred stock, issued in September 1992, were paid.

      The Dividend Reinvestment and Stock Purchase Plan permits a 3% discount on stock purchased with reinvested dividends. During the third quarter 1994 reinvested dividends totaled $7.9 million.

      Effective March 31, 1994, Bryant Financial Corporation ("Bryant"), a property development subsidiary, became a wholly-owned direct subsidiary of the Company. This realignment was in the form of a dividend from GWB to GWFC in the amount of Bryant's book value of $38 million.

      The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar, Inc ("Aristar"). In the third quarter of 1994, cash dividends received from GWB and Aristar totaled $22.8 million and $6.3 million, respectively. GWB is subject to the regulations of the OTS and FDIC. The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations establish a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100% of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75% of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25% to 75% of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. An association subject to more stringent restrictions imposed by agreement may apply to remove the more stringent restrictions.

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


AVERAGE SHARES OUTSTANDING

      The average common shares outstanding, based upon daily amounts used in the calculation of earnings per share, are shown below:

                          Three Months Ended           Nine Months Ended
                             September 30                 September 30
                      -------------------------    -------------------------
                             1994          1993           1994          1993
                             ----          ----           ----          ----

Primary               134,301,424   132,102,914    133,677,823   131,717,985
Fully diluted         140,643,336   138,906,583    140,221,438   138,603,135

                             PART II - OTHER INFORMATION
                             ---------------------------

ITEM 5.  OTHER INFORMATION
- - --------------------------
      The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated follows:

                                                     Nine Months Ended  Twelve Months Ended   Nine Months Ended
(Dollars in thousands)                              September 30, 1994    December 31, 1993  September 30, 1993
                                                    ------------------  -------------------  ------------------

Earnings
  Net earnings                                              $  162,560           $   62,047          $   80,269
  Taxes on income                                              108,100               30,000              41,000
                                                            ----------           ----------          ----------
  Earnings before taxes                                     $  270,660           $   92,047          $  121,269
                                                            ==========           ==========          ==========

Interest expense
  Customer accounts                                         $  697,157           $  939,081          $  713,783
  Borrowings                                                   237,629              370,761             285,186
                                                            ----------           ----------          ----------
    Total                                                   $  934,786           $1,309,842          $  998,969
                                                            ==========           ==========          ==========

Rent expense
  Total                                                     $   41,369           $   53,638          $   39,277
  1/3 thereof                                                   13,790               17,879              13,092

Capitalized interest                                        $      153           $      777          $      928
Preferred stock dividends                                   $   18,761           $   25,015          $   18,761

Ratio of earnings to fixed charges
  and preferred stock dividends

  Excluding customer accounts
    Earnings before fixed charges                           $  522,079           $  480,687          $  419,547
    Fixed charges                                              282,809              424,526             327,550

    Ratio                                                         1.85                 1.13                1.28

  Including customer accounts
    Earnings before fixed charges                           $1,219,236           $1,419,768          $1,133,330
    Fixed charges                                              979,966            1,365,607           1,041,333

    Ratio                                                         1.24                 1.04                1.09

Ratio of earnings to fixed charges

  Excluding customer accounts
    Earnings before fixed charges                           $  522,079           $  480,687          $  419,547
    Fixed charges                                              251,572              389,417             299,206

    Ratio                                                         2.08                 1.23                1.40

  Including customer accounts
    Earnings before fixed charges                           $1,219,236           $1,419,768          $1,133,330
    Fixed charges                                              948,729            1,328,498           1,012,989

    Ratio                                                         1.29                 1.07                1.12

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

10.1   1988 Stock Option and Incentive Plan as amended.

11.1   Statement re computation of per share earnings.

27     Financial Data Schedule

b.  Reports on Form 8-K
- - -------------------
No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










GREAT WESTERN FINANCIAL CORPORATION
- - -----------------------------------
              Registrant







/s/ Carl F. Geuther
- - -----------------------------------
Carl F. Geuther
Executive Vice President and Chief
Financial Officer




/s/ Jesse L. King
- - -----------------------------------
Jesse L. King
Senior Vice President
Controller








DATE:  November 14, 1994

                     GREAT WESTERN FINANCIAL CORPORATION

                                EXHIBIT INDEX

                             September 30, 1994



Exhibit                                                                Page
Number                                                                 Number
- - -------                                                                ------

10.1    1988 Stock Option and Incentive Plan as amended                    40

11.1    Statement re computation of per share earnings.                    67

27      Financial Data Schedule                                            68