Form 10-Q/A
period 1994-09-30
GREAT WESTERN FINANCIAL CORP
filed 1994-11-23
CIK 43512

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

                     GREAT WESTERN FINANCIAL CORPORATION



                        PART I - FINANCIAL INFORMATION
                        ------------------------------


PERSONS FOR WHOM THE INFORMATION IS TO BE GIVEN
- -----------------------------------------------
The accompanying financial information is filed for the Registrant, Great Western Financial Corporation, and its subsidiaries comprising a savings bank and companies engaged in consumer lending, mortgage banking, securities operations and certain other financial services ("GWFC" or "the Company").

PRESENTATION OF FINANCIAL INFORMATION
- -------------------------------------
The financial information has been prepared in conformity with the accounting principles or practices reflected in the financial statements included in the Annual Report filed with the Commission for the year ended December 31, 1993. The information further reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.

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

[FN]
Unaudited
[/FN]

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

HIGHLIGHTS (Dollars in thousands, except per share)

For the three months ended
September 30                                             1994              1993
- --------------------------                               ----              ----
Net interest income                               $   330,768       $   343,514
Net earnings (loss)                                    57,230           (17,533)
Fully diluted earnings (loss)
  per common share                                       $.38             $(.18)
New loan volume                                     2,614,023         2,848,312
(Decrease) in customer accounts                      (801,559)         (536,288)
Mortgage sales                                         79,635           988,696

Average net interest margin
  Yield on earning assets                                7.17%             7.48%
  Cost of funds                                          3.70              3.72
                                                         ----              ----
  Yield on earning assets,
    less cost of funds                                   3.47%             3.76%
                                                         ====              ====
For the nine months ended
September 30
- -------------------------
Net interest income                               $ 1,002,735       $ 1,043,243
Net earnings                                          162,560            80,269
Fully diluted earnings per common share                 $1.08              $.47
New loan volume                                     7,381,102         8,114,004
Retail deposits acquired, net                               -            33,322
(Decrease) in customer accounts                    (2,124,574)       (2,845,405)
Mortgage sales                                      1,066,834         2,317,006

Average net interest margin
  Yield on earning assets                                7.13%             7.59%
  Cost of funds                                          3.52              3.78
                                                         ----              ----
  Yield on earning assets,
    less cost of funds                                   3.61%             3.81%
                                                         ====              ====
At September 30
- ---------------
Total assets                                      $39,996,606       $37,650,436
Stockholders' equity                                2,443,806         2,441,851
Stockholders' equity per common share                  $16.07            $16.28


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

ITEM 5.  OTHER INFORMATION
- --------------------------
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

/TABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------
a.  Exhibits
    --------
 4.1 The Company has outstanding certain long-term debt as set forth in Note 13 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December
31, 1993. The Company agrees to furnish copies of the instruments representing its long-term debt to the Securities and Exchange Commission
(the "SEC") upon request.

10.1   1988 Stock Option and Incentive Plan as amended.

11.1   Statement re computation of per share earnings.

27     Financial Data Schedule

b.  Reports on Form 8-K
- -------------------
No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










GREAT WESTERN FINANCIAL CORPORATION
- -----------------------------------
              Registrant







/s/ Carl F. Geuther
- -----------------------------------
Carl F. Geuther
Executive Vice President and Chief
Financial Officer




/s/ Jesse L. King
- -----------------------------------
Jesse L. King
Senior Vice President
Controller








DATE:  November 14, 1994

                     GREAT WESTERN FINANCIAL CORPORATION

                                EXHIBIT INDEX

                             September 30, 1994



Exhibit                                                                Page
Number                                                                 Number
- -------                                                                ------

10.1    1988 Stock Option and Incentive Plan as amended                    40

11.1    Statement re computation of per share earnings.                    67

27      Financial Data Schedule                                            68