Form 10-K
GREAT WESTERN FINANCIAL CORP
filed 1995-03-30
CIK 43512

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549 - 1004
                                 FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1994

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

Securities registered pursuant to Section 12(g) of the Act:  None

                                (Continued)

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549-1004
                                    FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                              ---------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1995: $2,432,460,941

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 27, 1995: 134,323,492


DOCUMENTS INCORPORATED BY REFERENCE:

Part III  - Portions of Proxy Statement for Annual Meeting of
            Stockholders, April 25, 1995.

                    GREAT WESTERN FINANCIAL CORPORATION
                       1994 FORM 10-K ANNUAL REPORT
                             TABLE OF CONTENTS


                                                                      Page

                                  Part I

Item 1.  Business....................................................    2
Item 2.  Properties..................................................   22
Item 3.  Legal Proceedings...........................................   23
Item 4.  Submission of Matters to a Vote of Security Holders.........   23

                                  Part II

Item 5.  Market for the Registrant's Common Equity
           and Related Stockholder Matters...........................   24
Item 6.  Selected Financial Data.....................................   25
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............   26
Item 8.  Financial Statements and Supplementary Data.................   47
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure....................  106

                                 Part III

Item 10. Directors and Executive Officers of the Registrant..........  106
Item 11. Executive Compensation......................................  106
Item 12. Security Ownership of Certain Beneficial
           Owners and Management.....................................  106
Item 13. Certain Relationships and Related Transactions..............  106

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K...................................  106

PART I
------
ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      Great Western Financial Corporation ("GWFC", "Great Western" or "the Company"), with consolidated assets of approximately $42.2 billion, is a savings and loan holding company organized in 1955 under the laws of the state of Delaware. The principal assets of the Company are the capital stock of Great Western Bank, a Federal Savings Bank ("GWB", "Great Western Bank" or "the Bank") and Aristar, Inc. ("Aristar"). GWB is a federally chartered stock savings bank and conducts most of its retail banking through 419 offices located in California and Florida. Real estate lending operations are conducted directly by the Bank or by direct subsidiaries through 258 offices in 23 states with concentration in California, Florida and Washington. Directly or through its subsidiaries, the Bank also engages in consumer finance, mortgage banking, and other related financial services. Aristar conducts consumer finance operations through 530 offices in 24 states, most of which operate principally under the names Blazer Financial Services or City Finance and provide direct installment loans and related credit insurance services and purchase retail installment contracts. For financial information concerning the Company's two principal lines of business, see Segment Data in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues on an unconsolidated basis has been dividends, interest and management fees from GWB. Various statutory and regulatory restrictions and tax considerations, however, can limit, directly or indirectly, the amounts that may be paid by the Bank. Dividends from Aristar continue to be a source of revenue to the Company. For a discussion of dividend restrictions, see Regulation - Capital Requirements, Capital Distributions by GWB and Restrictions on Transactions with Affiliates.

      The operations of savings associations are significantly influenced by general economic conditions, by the related monetary and fiscal policies of the federal government, and by the regulatory policies of financial institution regulatory authorities, including the Federal Reserve Board ("FRB"), the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending and other investment activities are affected by the demand for mortgage financing and consumer and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds. In 1994, rising interest rates and an improving real estate market contributed to the increased origination of adjustable rate mortgages ("ARMs"). Nonperforming assets declined in 1994 and 1993, as a result of the improving economy and the Company's program to accelerate the disposition of distressed assets. However, in 1992, a deterioration in collateral values supporting real estate loans impacted the valuation of the Company's loans and real estate and resulted in an increase in nonperforming assets.


ACQUISITIONS AND DISPOSITIONS

      Great Western has grown in recent years through acquisitions. Since 1990, the transactions have been primarily branch deposit acquisitions from the Resolution Trust Corporation ("RTC") which complemented the California and Florida retail banking operations.

      In December 1994, GWB completed the sale of $1 billion of deposits and 31 branches in west Florida to First Union National Bank. The deposits were sold for a net pretax gain of $62.3 million, which included the write-off of intangibles related to the sold branches of $10 million and other sale related expenses of $2.2 million. This branch network was not able to develop the economies of scale necessary to meet the Company's performance objectives.

      In October 1994, GWB purchased the deposits of six branches located in San Diego County from Citibank, F.S.A., totaling $52 million. The deposits were acquired for a premium of $1 million.

      GWFC is frequently engaged in discussions with other financial institutions of various sizes in various locations throughout the United States and with governmental agencies regarding mergers, acquisitions or dispositions. No assurance can be given that GWFC will complete any particular transaction.

      Additional information on specific acquisitions is summarized in Note 2 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".


INTEREST RATE MARGINS

      GWFC's core operating results depend primarily on the margin between the income the Bank receives from interest earning assets and its cost of funds. The Bank now competes with commercial banks and other financial intermediaries for funds in a deregulated environment. For additional information see Lending and Customer Accounts below.

      The composition of the interest rate margin is shown in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      The following table shows the components of the change in net interest income for the years ended December 31, 1994, 1993 and 1992 that are included in the Consolidated Statement of Operations in Item 8, "Financial Statements and Supplementary Data".

                                              Year Ended December 31
                                  ---------------------------------------------
(Dollars in millions)             1994 vs. 1993   1993 vs. 1992   1992 vs. 1991
                                  -------------   -------------   -------------
Mortgage-backed securities
  Rate (1)                            $ (14)          $ (47)          $ (49)
  Volume (2)                            113             (33)            (38)
  Rate/Volume (3)                        (9)              6               5
                                      -----           -----           -----
                                         90             (74)            (82)
                                      -----           -----           -----
Real estate loans (4)
  Rate (1)                              (65)           (327)           (512)
  Volume (2)                            (65)             31             (56)
  Rate/Volume (3)                         2              (4)             10
                                      -----           -----           -----
                                       (128)           (300)           (558)
                                      -----           -----           -----
Consumer loans (4)
  Rate (1)                               (7)            (17)              1
  Volume (2)                              -             (15)             39
  Rate/Volume (3)                         -               1               -
                                      -----           -----           -----
                                         (7)            (31)             40
                                      -----           -----           -----
Securities and other
  Rate (1)                              (19)              8             (17)
  Volume (2)                             17             (12)            (13)
  Rate/Volume (3)                        (4)             (1)              2
                                      -----           -----           -----
                                         (6)             (5)            (28)
                                      -----           -----           -----
Interest earning assets
  Rate                                 (105)           (383)           (577)
  Volume                                 65             (29)            (68)
  Rate/Volume                           (11)              2              17
                                      -----           -----           -----
                                        (51)           (410)           (628)
                                      -----           -----           -----
Customer accounts
  Rate (1)                              (23)           (325)           (667)
  Volume (2)                             35             (92)             50
  Rate/Volume (3)                        (1)             22             (17)
                                      -----           -----           -----
                                         11            (395)           (634)
                                      -----           -----           -----
Borrowings
  Rate (1)                                8             (71)            (13)
  Volume (2)                             (9)            121            (141)
  Rate/Volume (3)                         -             (26)              3
                                      -----           -----           -----
                                         (1)             24            (151)
                                      -----           -----           -----
Interest bearing liabilities
  Rate                                  (15)           (396)           (680)
  Volume                                 26              29             (91)
  Rate/Volume                            (1)             (4)            (14)
                                      -----           -----           -----
                                         10            (371)           (785)
                                      -----           -----           -----
Change in net interest income         $ (61)          $ (39)          $ 157
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

      For information on interest earning assets and interest bearing liabilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


LENDING

      A summary of GWFC's lending activities is set forth on pages 101 and 102, titled Loan Analysis in Item 8, "Financial Statements and Supplementary Data".

      The Bank originates loans on existing residential property through district loan offices which utilize loan agents who are compensated principally on a commission basis. The Bank has also developed alternative sources of loan origination which include wholesale brokers and a network of correspondent relationships in which the Bank purchases loans originated by unaffiliated mortgage lenders. Loans originated by third parties must meet the same underwriting standards used by the Bank in its own lending. In 1994, third party origination sources produced more than $1.3 billion in new loan volume compared with $445 million in 1993. The value of the property as security for a loan is determined by qualified real estate appraisers. The Bank requires title insurance equal to the amount of the loan and fire and extended coverage insurance at least equal to the lesser of full replacement value or the loan amount on all real estate which it finances subject to any limitations imposed by state law.

      ARMs represent the principal real estate loan investment of the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      Many ARMs have annual percentage limits on the maximum amount of interest change. In most cases, the interest rate charged on ARMs is lower in the introductory period, generally three months, than the rate which is charged thereafter and which is based on relevant indices. A significant portion of the ARM portfolio is subject to lifetime maximum interest rates ("caps") and minimum interest rates ("floors"). Interest rates declined for several years prior to the recent upturn in mid-1994 which resulted in a reduction in the related indices. The rates on many mortgages have been reduced to their floor level. ARMs which had reached their floors totaled $4.9 billion, or 19.3 percent, at December 31, 1994 and $8.8 billion, or 31.7 percent, at December 31, 1993.

      Payments generally are adjusted annually and, during certain intervals, negative amortization ("deferred interest") may occur. Amounts added to ARM loan balances as a result of deferred interest were $16 million, or .06 percent of such balances, in 1994, and $18 million, or .07 percent of such balances, in 1993.

      The Bank generally does not make loans with loan-to-value ratios ("LTV") exceeding 90 percent. Federal laws and regulations restrict the nature, amount, terms and security for real estate loans which savings associations may originate or purchase. Savings associations are subject to regulatory real estate lending standards which, with limited exceptions, require that the LTVs of real estate loans not exceed 65 percent for raw land, 75 percent for developed land, 80 percent for construction of commercial, multifamily and other nonresidential property, and 85 percent for one to four family residential property. Owner occupied one to four family and home equity loans are not subject to specific percentages, but to the extent the LTV exceeds 90 percent, the loan must have private mortgage insurance or be secured by readily marketable collateral.

      As of December 31, 1994 the contractual maturities of all loans and mortgage-backed securities were as follows:

                                              Mortgage-backed
                           Real Estate Loans     Securities
                           -----------------  ---------------
                                       Fixed           Fixed
(Dollars in millions)          ARM      Rate     ARM    Rate  Consumer   Total
                               ---     -----     ---   -----  --------   -----
                                              December 31, 1994
                           ---------------------------------------------------
One year or less           $   486    $   51  $  108    $221    $  914 $ 1,780
Over one to two years          515        46     115     197       583   1,456
Over two to three years        845        46     122      69       413   1,495
Over three to five years     1,389       145     269      45       166   2,014
Over five to ten years       3,372       404     836     113       202   4,927
Over ten to fifteen years    4,094       133   1,122      71       146   5,566
Over fifteen years          14,748       218   5,981      17         2  20,966

                           -------    ------  ------    ----    ------ -------
                           $25,449    $1,043  $8,553    $733    $2,426 $38,204
                           =======    ======  ======    ====    ====== =======
/TABLE

      For information about real estate loans and mortgage-backed securities ("mortgages"), mortgage sales and servicing income see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 4, 5 and 6 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".

      Federal savings associations have consumer lending powers which permit the origination of unsecured as well as secured consumer loans for personal, family or household purposes, which together with investments in commercial paper and corporate debt securities, may not exceed 35 percent of the Bank's assets. The Bank makes unsecured consumer loans in the form of student educational loans, overdraft protection on checking accounts and other consumer loans. GWB also is actively involved in consumer finance through Great Western Financial Services, a division of the Bank. The Bank was well below the maximum allowable percentage. See discussion in Related Financial Services Activities following.

      Federal savings associations are authorized to invest up to 400 percent of their capital in loans secured by nonresidential real property. GWB's loans secured by nonresidential real property at December 31, 1994 represented approximately 62 percent of its capital, or 15 percent of the maximum allowable investment. In addition, federal savings associations may also make secured and unsecured loans for commercial, corporate, business or agricultural purposes in a total amount of not more than 10 percent of the savings association's assets. The Bank does not engage in this type of lending.


LOAN IMPAIRMENT

      The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") as of January 1, 1993. FAS 114 provides guidance on the measurement of impaired loans. GWFC measures impairment based on the fair value of the loan's collateral.

      Information regarding impaired loans is presented in Note 5 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".


NONPERFORMING ASSETS

      There are certain risks and uncertainties in originating loans. These pertain to credit, appraisal and other underwriting factors occurring in the loan portfolio subsequent to origination. Market risk has become increasingly important in an economic environment characterized by declining market values. These risks may result in loans becoming nonperforming assets.

      Delinquencies of single-family real estate loans continued to decline during 1994, despite temporary increases in the first part of the year in areas affected by the January 17, 1994 Northridge earthquake. The decrease in single-family delinquencies began in 1993, due in part to bulk asset sales and to an improving economy.

      Information regarding nonperforming assets, valuation reserves and loss provisions is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 5 and 7 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".


INVESTMENT ACTIVITIES

      Income from securities and other short-term investments generally provides the largest source of interest income for GWFC after interest on mortgages and consumer loans. The Bank is required to maintain a specified minimum amount of liquid assets which may be invested in securities specified by regulations as qualifying liquidity. Liquidity in excess of legal requirements at December 31, 1994 was $368 million. Substantially all security investments are of investment grade.

      Dividends on Federal Home Loan Bank ("FHLBank") stock are included in income on securities in the Consolidated Statement of Operations (see Note 9 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data").

      For information on the Company's securities portfolio, see Notes 1 and 3 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".


CUSTOMER ACCOUNTS

      Customer accounts have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. Inflows to customer accounts historically have been related to general economic conditions. Rates offered on new accounts are primarily based on yields on Treasury securities and rates offered by competing financial institutions.

      For information on the Company's customer accounts, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of the Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data".

BORROWINGS

      Borrowings increased $6.6 billion in 1994 to fund asset growth. The Company utilized securities sold under agreements to repurchase as a major source of funds in 1994. GWB borrows funds from many sources, including the FHLBank of San Francisco. At December 31, 1994, GWB had excess borrowing capacity with the FHLBank of $7.6 billion. In addition, both GWB and Aristar have issued commercial paper, medium-term notes and have entered into various borrowing agreements.

  In November 1994, Moody's Investors Service ("Moody's") increased its rating on GWFC's senior debt to Baa1 and preferred depositary shares to Baa2. Moody's also increased GWB's ratings on senior debt to A-2, subordinated debt to A-3 and commercial paper to P-1.

      For information on the Company's borrowings see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 12, 13 and 14 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".


RELATED FINANCIAL SERVICES ACTIVITIES

      The principal non-depository business activities of GWFC and GWB are described below.

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


COMPETITION AND OTHER MATTERS

      Competition for customer accounts comes principally from other savings associations, commercial banks, money market funds, credit unions, corporations, governmental agencies and governmental debt securities, insurance companies, pension funds, and other investment media, many of which can offer investment alternatives. Many of these institutions also have nationwide retail networks.

       Competition in residential lending activities comes principally from other savings associations, mortgage companies, commercial banks and, to a lesser degree, from finance companies, insurance companies, governmental agencies, pension funds and trusts, and sellers of properties.

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


Regulation of Subsidiaries

      GENERAL Deposits in GWB and the Company's industrial banks are insured by the FDIC up to $100,000 and those institutions are regulated by the FDIC. GWB is a federally chartered savings association which is also regulated by the OTS. The industrial banks are state chartered institutions which are regulated by state authorities in addition to being regulated by the FDIC. State laws specify the investments which these state institutions may make and the activities in which they may engage. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), however, insured state banks may not engage in activities not permissible for national banks unless the FDIC determines the activity will pose no significant risk to the insurance fund and the bank complies with applicable capital standards.

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

      QUALIFIED THRIFT LENDER FDICIA imposes revised requirements for qualification as a qualified thrift lender ("QTL"). The test requires that 65 percent of a savings association's "portfolio assets" (all assets except goodwill, intangibles, property used to conduct the thrift's business and certain liquid assets up to 20 percent of assets) consist of "qualified thrift investments" (including, subject to certain limits, residential mortgage and construction loans, home improvement and repair loans, mortgage-backed securities, home equity loans, FHLBank stock, Federal Savings and Loan Insurance Corporation ("FSLIC"), FDIC, and RTC obligations, Residential Funding Corporation obligations, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation stock, consumer loans, certain small business loans and loans to construct or purchase or maintain churches, schools, nursing homes and hospitals, investments in residential housing-oriented service corporations, and 50 percent of mortgages originated and sold within 90 days). At December 31, 1994, the asset composition of GWB was substantially in excess of that required to qualify it to meet the QTL test.

      The following sanctions may apply as the result of failure of a savings association to remain a QTL: (i) required conversion of the savings association's charter to a bank charter; (ii) limitations on new investments and activities to those permissible for national banks; (iii) imposition of branching restrictions applicable to national banks; (iv) prohibitions on new advances to the savings association from its FHLBank; and (v) imposition of dividend restrictions applicable to national banks. Three years after a savings association ceases to be a QTL, it would be required to divest all investments and cease all activities not permissible for national banks and all FHLBank advances would have to be repaid in a prompt and prudent manner. In addition, a savings and loan holding company holding such an association would be required to register as a bank holding company.

      DEPOSIT INSURANCE The FDIC maintains two separate funds - the Bank Insurance Fund ("BIF"), which insures the deposits of the industrial banks (the "Company's BIF-insured institutions"), and the Savings Association Insurance Fund ("SAIF") which insures the deposits of GWB.

      Under current law, the FDIC is required to increase the reserves of both the BIF and the SAIF to 1.25 percent of insured deposits over a reasonable period of time and thereafter to maintain such reserves at not less than that level. Based on current projections, it is generally anticipated that the BIF will reach the required reserve level in mid 1995. However, it is expected that the SAIF reserves will not reach the required level for a number of years without Congressional action to provide additional funding or merge the separate insurance funds in some fashion. Accordingly, the FDIC has proposed that future deposit insurance premiums of SAIF-insured institutions be assessed at higher rates than the corresponding premium assessment rates for BIF-insured institutions. The effect of this proposal would be that the SAIF assessment rate to be paid by SAIF members would continue to range from 23 cents per $100 of domestic deposits to 31 cents per $100 of domestic deposits, depending on risk classification. The current assessment rate for GWB is 26 cents per $100 of domestic deposits for the first half of 1995. The FDIC has proposed that BIF members pay an assessment rate of 4 cents to 31 cents per $100 of domestic deposits. Such a deposit insurance premium disparity could place SAIF-insured institutions, such as GWB, at a competitive disadvantage with commercial banks and other BIF-insured institutions.

      On March 1, 1995, GWFC submitted applications to federal bank regulators seeking the creation of two new national banks in California and Florida. Both the proposed national banks would be insured by the Federal Deposit Insurance Corporation through the BIF and would allow the Company to offer a wide variety of banking products and services to its present and future customers. GWFC will file an application with the Federal Reserve to become a bank holding company.

      If its applications are approved, GWFC will operate the banks at existing branch locations and it is anticipated that a portion of GWB's present deposit base will voluntarily flow to the national banks. The bank applications are expected to be acted upon later in 1995 and require the approval of the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board.

      FIRREA requires insured depository institutions to reimburse the FDIC for any loss or anticipated loss to the FDIC that arises from a default of a commonly controlled insured depository institution or assistance provided to such an institution in danger of default.

      There is a moratorium on conversions from SAIF membership to BIF membership until SAIF reaches its designated reserve ratio of 1.25 percent. FDICIA, however, permits savings associations and banks to merge with each other with federal regulatory approval, so long as the resulting institution continues to pay proportionate assessments to each respective insurance fund until the moratorium expires. The legislation also permits a federal savings association to acquire or be acquired by any insured depository institution.

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

      The capital regulations contain special capital rules affecting savings associations with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, an increasing portion of a savings association's investment in and extensions of credit to subsidiaries engaged in activities not permissible for a national bank are, with certain exceptions, deducted from the savings association's capital. At December 31, 1994, GWB's investments in and extensions of credit to such subsidiaries aggregated $28 million, all of which was deducted from capital at December 31, 1994. At March 31, 1994, GWB dividended Bryant Financial Corporation ("Bryant"), a property development subsidiary, to GWFC at its book value of $38.4 million.

      The leverage ratio requirement requires a savings association to maintain "core capital" of not less than 3 percent of adjusted total assets. As mentioned below, the OTS proposed, but has not yet adopted, a stricter standard which has become applicable to banks and under which banks are required to maintain a core capital ratio of at least 3 percent and up to 5 percent depending upon their condition and the rating they have received from the applicable regulatory body. Under the current standard, "core capital" generally includes common equity, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, less certain intangible assets (including goodwill), plus qualifying supervisory goodwill and certain qualifying intangible assets. GWB's current and fully phased-in ratio at December 31, 1994 was 5.12 percent. Until January 1995, the amount of qualifying supervisory goodwill which may be included in core capital will be phased out. The Bank had no qualifying supervisory goodwill.

      The tangible capital requirement requires a savings association to maintain "tangible capital" in an amount not less than 1.5 percent of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including qualifying supervisory goodwill), plus certain qualifying intangible assets. At December 31, 1994, GWB had a current and fully phased-in ratio of tangible capital to total adjusted assets of 5.12 percent.

      The risk-based capital requirements for savings associations are similar in many respects to the risk-based capital guidelines of the FRB, the Comptroller of the Currency and the FDIC. Among other things, the risk-based capital requirements provide that the capital ratio applicable to an asset will be adjusted to reflect the degree of credit risk associated with such asset and the asset base for computing a savings association's capital requirement will include off-balance-sheet assets. The regulations require savings associations to maintain capital equal to 8 percent of risk-weighted assets. A savings association's supplementary capital may be used to satisfy the risk-adjusted capital ratios only to the extent of that association's core capital. At December 31, 1994, GWB had a current and fully phased-in ratio of capital to risk-based assets of 11.72 percent.

      FDICIA requires the federal regulatory agencies to review the risk-based capital standards to ensure that they adequately address interest-rate risk, concentration of credit risk and risks from nontraditional activities. The OTS amended its risk-based capital rules to incorporate interest-rate risk ("IRR") requirements to require a savings association to hold additional capital if it is projected to experience an excessive decline in "net portfolio value" in the event interest rates increase or decrease by two percentage points. The additional capital required is equal to one-half of the amount by which any decline in net portfolio value exceeds 2 percent of the savings association's total net portfolio value. GWB does not expect the interest-rate risk requirements to have a material impact on its required capital levels.

      A savings association which fails to meet the capital standards must submit to the OTS Director a business plan which describes the manner in which it proposes to increase its capital and the activities in which it will engage. Any increase in the savings association's assets must be met with a commensurate increase in the savings association's tangible capital and risk-based capital. As part of the submission of a capital plan, a savings association will be required to certify that during the pendency of its application for approval of its capital plan, it will adhere to certain asset growth restrictions, and will not make any capital distributions or engage in certain other prohibited or restricted activities. The OTS Director must, with certain limited exceptions, limit the asset growth of any such savings association. In addition, the OTS Director may issue a capital directive to such a savings association which may contain restrictions the OTS Director deems necessary or appropriate. GWB is not subject to any capital directive at this time.

      Pursuant to FDICIA, the federal banking agencies have adopted regulations which establish a system of progressive constraints as capital levels decline at banks and savings associations. The "prompt corrective action" rules classify banks and savings associations into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized". Furthermore, FDICIA provides that under certain circumstances a federal banking agency may reclassify an institution to the next lower capital category based on supervisory information other than the capital levels of the institution. A savings association is deemed to be "well capitalized" if it: (a) has a risk-based capital ratio of 10 percent or greater; (b) has a ratio of core capital to risk-adjusted assets of 6 percent or greater; (c) has a ratio of core capital to adjusted total assets of 5 percent or greater; and (d) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A savings association is deemed to be "adequately capitalized" if it is not "well capitalized" and: (a) has a risk-based capital ratio of 8 percent or greater;
(b) has a ratio of core capital to risk-adjusted assets of 4 percent or greater; and (c) has a ratio of core capital to adjusted total assets of 4 percent or greater (except that certain associations rated "composite 1" under the OTS's CAMEL rating system may be adequately capitalized if their ratio of core capital to adjusted total assets is 3 percent or greater). GWB believes that it met the requirements to be "well capitalized" under the regulations in effect as of December 31, 1994.

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

      Under FDICIA, a bank or savings association that is "significantly undercapitalized" is subject to severe restrictions on its activities, and may be required, among other things, to issue additional debt or stock, to sell assets or to be acquired by a depository institution holding company or combine with another depository institution if one or more grounds exist for appointing a conservator or receiver for the institution. A bank or savings association that is "critically undercapitalized" will be subject, with certain exceptions, to the mandatory appointment of a conservator or receiver by the appropriate federal banking agency within 90 days after such institution becomes "critically undercapitalized". The effect of this provision is to increase significantly the circumstances in which a conservator or receiver may be appointed for an institution. In addition, a bank or savings association that is "critically undercapitalized" is subject to more severe restrictions on its activities and on payment of subordinated debt, and may be prohibited, among other things, from entering into material investment, expansion, acquisition or disposition transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the institution's weighted average cost of funds. An institution will be considered to be "critically undercapitalized" if the institution has a ratio of "tangible equity" to total assets that is equal to or less than 2 percent.

      The FDIC has adopted a minimum core capital standard under which state nonmember banks are required to hold core capital consisting generally of common equity, minority interests in equity accounts of consolidated subsidiaries, and qualifying perpetual preferred stock of at least 3 percent and up to 5 percent of total assets. Banks receiving the highest rating from the FDIC are permitted to maintain core capital of 3 percent of total assets, while less healthy banks are required to maintain core capital of 4 to 5 percent. A bank with core capital of less than 2 percent would be deemed to be in an unsafe and unsound condition. The OTS may or may not adopt a similar standard that will be applicable to savings associations.

      With respect to savings associations, the FDIC will use the core capital standard in determining whether to approve applications for deposit insurance, the right to exercise additional powers, or to merge or make acquisitions. The FDIC may also use the new standard in determining whether to take enforcement action against a savings association when an unsafe or unsound practice exists.

      The Company's BIF-insured institutions are required to have risk-based capital of 8 percent of risk-weighted assets, based on the credit risk deemed inherent in institutions' assets, including certain off-balance-sheet assets. In addition, core capital must be 4 percent of risk-weighted assets. At December 31, 1994, the industrial banks exceeded the required ratios.

      CAPITAL DISTRIBUTIONS BY GWB The Company is a legal entity separate and distinct from the Bank and the Company's other subsidiaries. The primary source of the Company's revenues on an unconsolidated basis has been dividends from GWB. Various regulatory and tax considerations, however, limit directly or indirectly the amount of dividends GWB can pay. Should GWB distribute dividends in excess of the amount of its available earnings and profits (as determined for federal income tax purposes), such excess would be subject to federal income tax. At December 31, 1994, the Bank had approximately $663 million of retained earnings available for the payment of dividends without adverse tax consequences. Dividend payments are further restricted by regulations as discussed below.

      The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations establish a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100 percent of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75 percent of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25 percent to 75 percent of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. Amendments to these rules have been proposed by the OTS to conform the rules to FDICIA requirements. The Company believes that GWB is a Tier 1 association as of December 31, 1994. Notwithstanding the foregoing, the regulatory authorities have broad discretion to prohibit any payment of dividends and take other actions if they determine that the payment of such dividends would constitute an unsafe or unsound practice. In addition, FDICIA prohibits dividends and other capital distributions if, following such distribution, the savings association would fall within one of three "undercapitalized" categories.
See Regulation - Capital Requirements.

      COMMUNITY REINVESTMENT ACT The Community Reinvestment Act ("CRA") requires each savings association to identify the communities it serves and the types of credit the savings association is prepared to extend within those communities. CRA also requires the OTS to assess the savings association's record of helping to meet the credit needs of its community and to take such assessment into consideration when evaluating applications for mergers, acquisitions and other transactions. A less than satisfactory CRA rating may be the basis for denying such applications.

      In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". Based on the most recent CRA examination conducted in 1993, the Bank received a rating of "outstanding". The rules governing CRA compliance are under review.

      RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES FIRREA imposes on savings associations the affiliate transaction restrictions contained in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act in the same manner and to the same extent as such restrictions now apply to member banks. Such restrictions are also applicable to the industrial banks. In addition, a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Further, a savings association may not purchase or invest in securities issued by an affiliate other than a subsidiary. The OTS is authorized to impose more stringent restrictions on a savings association's affiliated transactions than those contained in Sections 23A and 23B.

      SUBSIDIARY INVESTMENT LIMITS The amount which a federal savings bank may invest in service corporations and subsidiaries (whether in equity or debt of such corporations) is limited to an amount equal to 3 percent of assets, provided investments in excess of 2 percent of assets serve certain community purposes. The service corporation investment limit (for savings associations like GWB which meet net worth and certain other requirements) is exclusive of an amount not to exceed 50 percent of net worth which may be invested in "conforming" (i.e., otherwise authorized) loans to service corporations. At December 31, 1994, GWB's aggregate investment in service corporations (exclusive of conforming loans of $48 million) was approximately .3 percent of its assets.

      NOTICE OF CERTAIN ACTIVITIES FIRREA requires a savings association seeking to establish a new subsidiary, acquire control of an existing company (after which it would be a subsidiary), or conduct a new activity through a subsidiary, to provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to force a savings association to divest or terminate any activity that it determines is a serious threat to the financial safety, soundness or stability of such savings association or is otherwise inconsistent with sound banking practices. In addition, the FDIC is authorized to determine whether any specific investment activity poses a threat to the SAIF and to prohibit any SAIF member from engaging directly in such activity, even if it is an activity that is a permissible investment for a federal savings association.

      LOANS-TO-ONE BORROWER LIMITATIONS FIRREA conforms savings associations' loans-to-one borrower limitations to those applicable to national banks. The lending limits for national banks apply to all savings associations in the same manner and to the same extent as they now apply to national banks. The lending limits for national banks have been revised by the Office of the Comptroller of the Currency, and the changes will automatically apply to savings associations. Under the new rules, effective March 17, 1995, the basic lending limit will be 15 percent of the amount of Tier 1 and Tier 2 capital actually included in risk-based capital, plus the allowance for loan and lease losses not included in Tier 2 capital. It is not expected that this limitation will have any significant effect upon GWB's lending activities as currently conducted.

      BROKERED DEPOSITS A rule adopted by the FDIC permits only "well capitalized" institutions to obtain brokered deposits. "Adequately capitalized" institutions may obtain brokered deposits if they receive a waiver from the FDIC. The rule adopted by the FDIC also prohibits institutions which are not "well capitalized" from soliciting deposits at rates significantly higher than prevailing rates. GWB believes that it is a "well capitalized" institution at December 31, 1994.

      LIQUIDITY OTS regulations require savings associations to maintain for each calendar month an average daily balance of liquid assets (including cash and certain time deposits, bankers' acceptances, specified corporate obligations and specified United States government, state government and federal agency obligations) of not less than 5 percent of the average daily balance of its net withdrawable deposit accounts (the amount of all deposit accounts less the unpaid balance of all loans made on the security of such accounts) and borrowings payable on demand or in one year or less. This liquidity requirement may be changed from time to time by the OTS within the range of 4 percent to 10 percent. OTS regulations also require each savings association to maintain for each calendar month an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) at an amount not less than 1 percent of the average daily balance of its net withdrawable accounts plus such short-term debt during the preceding calendar month. At December 31, 1994, the liquidity ratio of GWB was 6.16 percent and its short-term liquidity ratio was 2.06 percent which was in compliance with these requirements.

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

      FIRREA requires the FHLBanks to contribute a significant amount of their reserves and up to $300 million a year in annual earnings to fund the principal and a portion of the interest payable on bonds issued to fund the resolution of failed savings associations. In addition, the statute provides that each FHLBank must transfer a percentage of its annual net earnings to a specified affordable housing program. As a result of these requirements, it is anticipated that the FHLBanks will continue to pay reduced dividends with respect to their stock and that GWB will continue to receive reduced dividends on such stock in the foreseeable future. As of December 31, 1994, GWB held $306 million of FHLBank stock and received dividends in the amount of $15.9 million in 1994 with respect to such stock.

      FEDERAL RESERVE BOARD REGULATIONS Pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980, the FRB adopted regulations that require depository institutions to maintain reserves against their transaction accounts and nonpersonal time deposits. In December 1990, the FRB eliminated the reserve requirement on nonpersonal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. At December 31, 1994, balances at GWB totaled $329 million. The effect of this reserve requirement is to decrease an institution's available investment funds. Effective April 2, 1992, the FRB cut the reserve requirement on transaction accounts to 10 percent from 12 percent. Savings associations have authority to use various FRB services and to borrow from the Federal Reserve Bank's "discount window", but FRB regulations require them to exhaust all FHLBank sources before borrowing from a Federal Reserve Bank. In addition, FDICIA restricts the period during which discount advances may be outstanding to undercapitalized depository institutions. As a creditor and a financial institution, GWB is subject to additional regulations promulgated by the FRB, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation E (Electronic Funds Transfers Act), Regulation F (Interbank Liabilities), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act) and Regulation DD (Truth in Savings Act).

      SAFETY AND SOUNDNESS STANDARDS Pursuant to statutory requirements, the OTS has issued a proposed rule that prescribes certain "safety and soundness standards". The standards are intended to enable the OTS to address problems at savings associations before the problems cause significant deterioration in the financial condition of the savings association. The proposed regulation provides operational and managerial standards for internal controls and information systems, loan documentation, internal audit systems, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The proposed regulation also requires a savings association to maintain a ratio of classified assets no greater than 100 percent of total capital and ineligible allowances. A minimum earnings standard is also included in the proposed regulation requiring earnings sufficient to absorb losses without impairing capital. Earnings are sufficient under the proposed regulation if the association meets applicable capital requirements and would remain in capital compliance if its net income or loss over the last four quarters of earnings continued over the next four quarters of earnings. A savings association that fails to meet any of the standards must submit a compliance plan. Failure to submit an acceptable compliance plan or to implement the plan could result in an OTS order or other enforcement action against the savings association. In August 1994, the Federal Deposit Insurance Act was amended to permit the federal banking agencies to adopt safety and soundness guidelines rather than regulations. The OTS has not taken any action to date on the proposed rules and may, in response to the statutory changes, propose new guidelines rather than adopt the proposed rules.

      REAL ESTATE LENDING STANDARDS The federal banking regulatory agencies, including the OTS, adopted regulations which require institutions to adopt written real estate lending policies that, among other things, must be consistent with guidelines adopted by the agencies. Among the guidelines adopted by the OTS and the other agencies are maximum loan-to-value ratios for land loans (65 percent); land development loans (75 percent); construction loans (80-85 percent); loans on owner-occupied 1-4 unit residential properties, including home equity loans (no specific required limit, but loans at or above 90 percent require private mortgage insurance or readily marketable collateral); and loans on other improved property (85 percent).

      The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's total capital, and the aggregate of nonconforming loans secured by real estate other than 1-4 unit residential properties should not exceed 30 percent of total capital. Institutions are required to review, and update as appropriate, their real estate lending policies on at least an annual basis.

      CLASSIFICATION OF ASSETS Savings associations are required to classify their assets on a regular basis, to establish allowances for losses and report the results of such classification quarterly to the OTS. For additional information see Note 1 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".

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

      A savings association is also required to set aside adequate valuation allowances to the extent that an affiliate holds assets posing a risk to the association. A savings association must also establish liabilities for off-balance-sheet items, such as letters of credit, when loss becomes both probable and reasonably estimable.

      The OTS has issued guidance for the classification of assets and a policy on the classification of collateral-dependent loans (where proceeds from repayment can be expected to come only from the operation and/or sale of the collateral). For troubled collateral-dependent loans where it is probable that the lender will be unable to collect all amounts due, a savings association must classify as "loss" any excess of the recorded investment in the loan over its "value", and classify the remainder as "substandard". The "value" of a loan is the fair value of the collateral less estimated costs to sell.

      The federal banking agencies, including the OTS, have issued an interagency policy statement on the allowance for loan and lease losses (the "Policy Statement"). The Policy Statement requires that federally-insured depository institutions maintain an allowance for loan and lease losses ("ALLL") adequate to absorb credit losses associated with the loan and lease portfolio, including all binding commitments to lend. Given the appropriate facts and circumstances as of the evaluation date, the Policy Statement defines an adequate ALLL as a level that is no less than the sum of (1) for loans and leases classified as substandard or doubtful, credit losses over the remaining effective lives of such loans and leases; (2) for loans and leases that are not classified, all estimated credit losses forecasted for the upcoming twelve months; and (3) amounts for estimated losses from transfer risk on international loans. Additionally, an adequate level of ALLL should reflect an additional margin for imprecision inherent in most estimates of expected credit losses.

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


TAXATION

      Under the Internal Revenue Code, chartered savings associations that meet certain definitional tests and conditions are allowed federal income tax deductions for additions to bad debt reserves. Such additions may be determined under the experience method or the percentage of taxable income method. In order to retain the special bad debt reserve treatment, savings associations must maintain 60 percent or more of their assets in certain qualifying assets, consisting of some of the same assets as in the QTL test, as well as other assets. GWB has met all tests for all applicable years.

      If in some future year the Bank either fails the QTL test and converts to a bank charter or fails to meet the tax asset test, it would be ineligible to obtain a bad debt deduction under the reserve method and may be required to recapture its existing tax bad debt reserves.

      In 1994, GWB paid dividends totaling $140 million to GWFC, which included the book value of Bryant of $38.4 million. Future dividends by GWB are subject to certain tax restrictions in addition to regulatory and other considerations. Retained earnings that have not been subject to federal income tax, because of the above bad debt deduction, are not available for dividends or any other distribution, including one made on dissolution or liquidation, without the payment of federal income taxes. Further, at December 31, 1994, GWB's limitations on capital distributions would have restricted the payment of dividends before untaxed retained earnings were reached.

      Notes 1, 15, and 17 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data", present the accounting implications for income taxes.


EMPLOYEES

      GWFC employed 15,644 persons at December 31, 1994. Employees are not represented by a union or collective bargaining group and GWFC considers its employee relations to be satisfactory. Employees are provided retirement, savings incentive and other benefits, including life, health and accident and hospital insurance.


ITEM 2.  PROPERTIES

      The executive offices of both GWFC and GWB are located in the home office building owned by GWB at 9200 Oakdale Avenue, Chatsworth, California. GWFC owns approximately 43 percent of the 6.1 million square feet in which its headquarters, administrative and branch offices are located throughout several states, including California and Florida.

      See Note 10 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data", for information on properties, leases and property operations.


ITEM 3.  LEGAL PROCEEDINGS

      Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II
-------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

      The following information appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data".

      (a)  Market and market prices of the common stock - page 105

      (b)  Approximate number of common security holders - page 105

      (c)  Common stock dividend history and restrictions - page 105

      (d)  Common stock dividend policy - pages 44, 45, 84 and 85

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

(Dollars in thousands, except per share)             1994          1993          1992          1991          1990
                                                     ----          ----          ----          ----          ----
Summary of Operations
Interest income                               $ 2,629,718   $ 2,680,784   $ 3,091,093   $ 3,718,796   $ 4,073,085
Interest expense                                1,307,448     1,297,930     1,668,731     2,453,540     2,905,134
                                              -----------   -----------   -----------   -----------   -----------
Net interest income                             1,322,270     1,382,854     1,422,362     1,265,256     1,167,951
Provision for loan losses                         207,200       463,000       420,000       149,900       285,000
                                              -----------   -----------   -----------   -----------   -----------
Net interest income after
  provision for loan losses                     1,115,070       919,854     1,002,362     1,115,356       882,951
Other income                                      367,897       327,855       282,131       257,582       192,393
Noninterest expense                             1,076,433     1,155,662     1,188,981       867,508       799,670
                                              -----------   -----------   -----------   -----------   -----------
Earnings before taxes on income                   406,534        92,047        95,512       505,430       275,674
Federal and state taxes on income                 155,300        30,000        41,600       207,300       148,600
Accounting changes                                      -             -        31,094             -             -
                                              -----------   -----------   -----------   -----------   -----------
Net earnings                                  $   251,234   $    62,047   $    85,006   $   298,130   $   127,074
                                              ===========   ===========   ===========   ===========   ===========
Summary of Financial Condition
Cash and securities                           $ 2,065,660   $ 1,846,780   $ 1,660,485   $ 1,397,529   $ 1,819,823
Loans receivable and mortgage-backed
  securities                                   37,647,975    33,850,799    33,752,661    35,115,730    34,767,295
Real estate                                       256,967       434,077     1,153,383     1,123,043       960,815
Other assets                                    2,247,655     2,216,704     1,872,657     1,963,326     1,857,874
                                              -----------   -----------   -----------   -----------   -----------
Total assets                                  $42,218,257   $38,348,360   $38,439,186   $39,599,628   $39,405,807
                                              ===========   ===========   ===========   ===========   ===========
Customer accounts                              28,700,947    31,531,563    30,908,665    30,570,368    29,649,038
Borrowings and debentures                      10,120,660     3,479,341     4,151,052     5,592,453     6,539,388
Other liabilities                                 912,864       914,055       929,735     1,115,747     1,207,539
Stockholders' equity                            2,483,786     2,423,401     2,449,734     2,321,060     2,009,842
                                              -----------   -----------   -----------   -----------   -----------
Total liabilities and equity                  $42,218,257   $38,348,360   $38,439,186   $39,599,628   $39,405,807
                                              ===========   ===========   ===========   ===========   ===========
Per Common Share Data
Fully diluted earnings                        $      1.69   $       .28   $       .53   $      2.24   $       .99
Dividends                                             .92           .92           .91           .87           .83
Stock price - high                                 20 7/8        20 3/8        19 3/4        20 7/8        20 1/2
            - low                                  15 3/8        15 5/8            13        11 1/4         8 3/4
Year-end closing price                                 16            20        17 1/2            18        12 1/4
Stockholder's equity                                16.30         16.05         16.48         17.01         15.64
Earnings rate of return on stockholder's equity     10.35%         2.53%         3.50%        13.73%         6.19%
Price earnings ratio                                    9            71            33             8            12
Dividend rate of return                               5.8%          4.6%          5.2%          4.8%          6.8%
Dividend rate as a percent of earnings               54.4%        328.6%        171.7%         38.8%         83.8%

At Year End
Average equity to average assets                      6.2%          6.5%          6.2%          5.5%          5.2%
Return on average assets                              .65%          .16%          .22%          .75%          .32%
Number of common shares issued                134,315,592   132,616,172   130,814,018   128,875,761   128,536,888
Number of beneficial and record stockholders       52,633        55,469        42,332        33,662        34,075
Number of employees                                15,644        17,029        16,016        14,786        14,057
Number of offices                                   1,207         1,180         1,101         1,095         1,222

/TABLE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



      Great Western reported consolidated net earnings of $251 million, or $1.69 per share, for 1994 compared with $62 million, or $.28 per share, for 1993 and $85 million, or $.53 per share, for 1992. Earnings before taxes in 1994 were $407 million compared with $92 million in 1993 and $95.5 million in 1992. Earnings in 1994 included a $62.3 million pretax gain on the sale of 31 Florida West Coast retail banking branches. In addition, the Company wrote off approximately $11.7 million of intangibles related to interstate banking access rights.

      Provisions for losses on loans and real estate in 1994 fell to $219 million, down from $555 million and $640 million in 1993 and 1992, respectively. The decline in provisions in 1994 was the result of improving asset quality, as nonperforming assets declined from $1.13 billion, or 2.90 percent of assets, at December 31, 1993 to $846 million, or 1.98 percent of assets, at December 31, 1994. The higher loss provisions on real estate loans and real estate in 1993 included $150 million related to four bulk sales of $659 million of troubled real estate assets completed in the second half of the year, in addition to the significant increases in 1-4 unit residential loan ("single-family" or "SFR") delinquencies.

      Net interest income for 1994 was $1.32 billion compared with $1.38 billion in 1993 and $1.42 billion in 1992. In 1994, the decline in net interest income was attributed to a declining net interest margin, which more than offset the increase in interest earning assets. The 1993 decrease in net interest income was the result of both a slightly narrower net interest margin and a lower level of average interest earning assets. In 1992, the effect of an increase in the net interest margin, partially a result of falling interest rates, more than offset a small decline in average interest earning assets. In a rising interest rate environment, borrowing costs increase more swiftly than rates charged on ARMs, thereby compressing net interest margins. Should interest rates continue to increase, it is anticipated that the net interest margin will continue to contract, but may be offset by asset growth.

      As a result of the lower provisions for losses in 1994, the returns on average assets and average equity have improved from the disappointing level of the prior two years. The components of the ratio to average assets follow:


                                              Year Ended December 31
                                    -----------------------------------------
Ratio to Average Assets              1994     1993     1992     1991     1990
                                     ----     ----     ----     ----     ----
Net interest income                  3.40%    3.64%    3.66%    3.19%    2.94%
Other income                          .94      .86      .73      .65      .50
Less:  Operating expenses           (2.53)   (2.60)   (2.37)   (2.05)   (1.87)
       Provisions for losses         (.56)   (1.46)   (1.64)    (.43)    (.85)
       Other expenses                (.20)    (.20)    (.13)    (.09)    (.03)
                                    -----    -----    -----    -----    -----
Income before taxes and
  accounting changes                 1.05      .24      .25     1.27      .69
Taxes                                (.40)    (.08)    (.11)    (.52)    (.37)
Accounting changes                      -        -      .08        -        -
                                    -----    -----    -----    -----    -----
Return on average assets              .65%     .16%     .22%     .75%     .32%
                                    =====    =====    =====    =====    =====
Return on average equity            10.35%    2.53%    3.50%   13.73%    6.19%
                                    =====    =====    =====    =====    =====


      The following summarizes the contribution to net earnings from the principal business units:


                                               For Year Ended December 31
                                               --------------------------
(Dollars in millions)                          1994       1993       1992
                                               ----       ----       ----
Banking operations                             $188        $ 5        $45
Consumer finance operations                      63         57         40
                                               ----        ---        ---
                                               $251        $62        $85
                                               ====        ===        ===


ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("FAS 119") as of December 31, 1994. FAS 119 requires disclosure of information regarding amounts, nature and terms of derivative financial instruments and options. The disclosure requires the description of the objectives, strategies and classes of derivatives and related gains and losses in the financial statements or in the notes thereto.

      In the fourth quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosure" ("FAS 118"). The Company's income recognition policy was in compliance with the provisions of FAS 118 and the adoption of this statement had no effect on the Company's financial condition or results of operations.

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

      As of January 1, 1993, the Company adopted FAS 114. FAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment should be recorded through a valuation allowance.

      The presentation of this information is included below and in the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".


INTEREST EARNING ASSETS

      Interest earning assets primarily comprise mortgages, consumer finance loans and marketable securities. Average interest earning assets increased
3 percent in 1994 after decreases of 1 percent in 1993 and 3 percent in 1992.

      ARMs on residential property continue to be the primary lending product. The demand for this product is a principal factor governing asset growth. The Federal Reserve Board increased interest rates throughout 1994 to curb inflationary concerns. As rates steadily rose in 1994, the ARM became more popular with customers as the predominant mortgage product as the introductory rates generally were lower than the rates charged on fixed-rate loans. ARMs comprised 88 percent of real estate loans originated in 1994 compared with 62 percent in 1993 and 54 percent in 1992. In the latter months of 1994, ARMs were approximately 99 percent of new loan originations. Loans originated at fixed rates, which comprised the remainder of the volume, were sold to others to minimize portfolio interest-rate risk. Also, as a result of the rising rate environment, the mortgage market transitioned from a refinance to a purchase property market. Refinance activity comprised 44 percent of real estate lending in 1994 compared with 64 percent in 1993 and 65 percent in 1992.

      To complement loan originations, the Company purchased mortgage-backed securities as part of a program designed to enhance interest earning assets' growth with low-credit-risk assets. These securities are tied to the cost of funds index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("FHLB") Cost of Funds Index ("COFI"). Purchases of mortgage-backed securities were $1.5 billion in 1994 compared with $925 million in 1993. The 1994 purchases of adjustable rate securities had an average spread of 172 basis points over COFI, and were included in the Company's available-for-sale portfolio. During 1994, the Company swapped $5.5 billion of single-family residential ARM loans for mortgage-backed securities to provide collateral for borrowings. These securities are recorded in the Company's held to maturity portfolio and are subject to full credit recourse.

      The mix of interest earning assets continued to reflect a declining percentage of apartment and commercial ("income-producing") loans. Income-producing loans were 7.8 percent of total interest earning assets at year-end 1994 compared with 9.5 percent at year-end 1993 and 9.8 percent at year-end 1992. This trend is the result of Great Western's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties. The SFR portfolio, combined with mortgage-backed securities, represented 83 percent of total interest earning assets at year-end 1994 compared with 81 percent at year-end 1993 and 80 percent at year-end 1992. The increase in the percentage of single-family mortgages should continue in 1995. The following table shows the shift in the composition of interest earning assets:

                                                     December 31
                                   --------------------------------------------
                                   1994      1993      1992      1991      1990
                                   ----      ----      ----      ----      ----
Loans receivable
  Single-family                    59.2%     71.7%     71.2%     70.4%     68.2%
  Apartments                        4.3       5.1       5.4       5.7       6.1
  Commercial                        3.5       4.4       4.4       4.8       5.4
  Consumer                          6.1       6.2       6.6       6.6       5.7
                                  -----     -----     -----     -----     -----
                                   73.1      87.4      87.6      87.5      85.4
Mortgage-backed securities         23.5       8.9       8.9       9.7      10.8
Securities                          2.6       2.9       2.6       2.0       3.0
Investment in FHLB stock             .8        .8        .9        .8        .8
                                  -----     -----     -----     -----     -----
                                  100.0%    100.0%    100.0%    100.0%    100.0%
                                  =====     =====     =====     =====     =====


      The following table summarizes the real estate loan portfolio as of December 31, 1994 by security type and year of origination:

(Dollars in millions)                SFRs   Apartments   Commercial      Total
Year of Origination                  ----   ----------   ----------      -----
1994                              $ 4,913       $   44       $   59    $ 5,016
1993                                3,472           50          103      3,625
1992                                2,266           57           41      2,364
1991                                1,973           30           12      2,015
1990                                3,675           49           25      3,749
Prior to 1990                       7,088        1,482        1,153      9,723
                                  -------       ------       ------    -------
                                  $23,387       $1,712       $1,393    $26,492
                                  =======       ======       ======    =======


      The tables on pages 98, 102, and 103 in Item 8, "Financial Statements and Supplementary Data" present additional data on the interest earning asset portfolio.

INTEREST BEARING LIABILITIES

      Interest bearing liabilities comprise retail and wholesale customer accounts and borrowings.

      Customer accounts declined $2.8 billion in 1994, or 9 percent of the beginning balance, compared with increases of $623 million, or 2 percent, in 1993 and $338 million, or 1 percent, in 1992. The decrease in 1994 included the sale of $1 billion in retail deposits to First Union National Bank, offset by the acquisition of $52 million of deposits from Citibank, F.S.A. The 1993 and 1992 increases included approximately $4.4 billion and $2.2 billion, respectively, in retail deposits from several acquisitions, primarily from the RTC. Since 1990, Great Western has concentrated on increasing transaction account balances while certificates of deposit declined and were not renewed in many instances because of lower interest rates. Borrowings increased $6.6 billion in 1994 to enable asset growth and to fund the Florida branch sale and customer account outflows. Borrowings had declined in each of the prior four years. The following table shows the shift in interest bearing liabilities:

                                             December 31
                              -----------------------------------------
                               1994     1993     1992     1991     1990
                               ----     ----     ----     ----     ----
Customer accounts
  Retail accounts
    Term                       41.5%    50.2%    50.1%    55.2%    56.7%
    Transaction                30.9     38.2     36.1     26.4     19.2
  Wholesale accounts            1.5      1.7      2.0      2.9      6.0
                              -----    -----    -----    -----    -----
                               73.9     90.1     88.2     84.5     81.9
Borrowings                     26.1      9.9     11.8     15.5     18.1
                              -----    -----    -----    -----    -----
                              100.0%   100.0%   100.0%   100.0%   100.0%
                              =====    =====    =====    =====    =====


      The following table shows the components of the change in customer account balances:

                                              Year Ended December 31
                              ------------------------------------------------------
(Dollars in millions)               1994       1993       1992       1991       1990
                                    ----       ----       ----       ----       ----
Transaction
  Demand accounts                $   193    $   314    $   802    $   348    $    95
  Money market and other
    transaction accounts          (1,175)      (511)     1,301      1,564        394
Certificates of deposit             (843)    (3,179)    (3,657)    (2,645)     1,193
Wholesale accounts                   (24)       (95)      (366)    (1,129)      (467)
                                 -------    -------    -------    -------    -------
                                  (1,849)    (3,471)    (1,920)    (1,862)     1,215
Acquisitions (sales) of
  Florida deposits                (1,034)         -      1,773      1,870      6,976
Acquisitions of California
  deposits                            52      4,420        469      2,080         50
Withdrawals of high-rate
  accounts included in
  acquisitions                         -          -          -     (1,055)    (2,426)
Other purchase and sale
  activity                             -       (326)        16       (112)        50
                                 -------    -------    -------    -------    -------
                                 $(2,831)   $   623    $   338    $   921    $ 5,865
                                 =======    =======    =======    =======    =======


      The Company concentrates its retail deposit-gathering activity in two states: California and Florida.

      Transaction accounts declined $982 million in 1994 and $197 million in 1993 after an increase of $2.1 billion in 1992. Money market accounts in 1994 declined as customers shifted funds to term accounts as rates offered increased from the low rates in the past few years. Transaction accounts comprised 42 percent of total customer deposits at year-end 1994 compared with 43 percent at year-end 1993 and 42 percent at year-end 1992. These balances include 19 percent, 21 percent and 23 percent, respectively, in money market accounts in 1994, 1993 and 1992.

      Certificates of deposit declined $843 million in 1994, or approximately 25 percent of the outflows of each of the prior two years. As interest rates offered increased in 1994, customers shifted from money market accounts. Certificates of deposit declined in 1993 and 1992 due to the low interest rates offered on such accounts. A portion of the 1993 decrease in certificates of deposit was the withdrawal of $1.6 billion of deferred compensation accounts, which included $1.3 billion from the state of California.

      Wholesale accounts, which are able to be used as an alternative source of lendable funds, totaled $564 million at December 31, 1994 and have continued to run off during the past three years. The balance of wholesale accounts at year-end 1994 comprised 2 percent of total deposits. Wholesale accounts totaled $588 million at year-end 1993 and $683 million at year-end 1992. Wholesale account activity will fluctuate depending upon the need for funding sources for asset growth.

      Borrowings, other than customer accounts, totaled $10.1 billion at December 31, 1994 compared with $3.5 billion at December 31, 1993 and $4.2 billion at December 31, 1992. The large unused borrowing capacity at year-end 1993 enabled borrowings to be increased $6.6 billion to fund asset growth in 1994. The Company increased reverse repurchase agreements $6.3 billion in 1994. Borrowings were not a significant factor in funding new lending during 1993 and 1992 as a result of customer deposit acquisitions. At December 31, 1994, customer accounts comprised 74 percent of interest bearing liabilities, compared with 90 percent and 88 percent at year-ends 1993 and 1992, respectively.

      The tables on pages 99 and 100 in Item 8, "Financial Statements and Supplementary Data" present a detailed composition of borrowings and customer accounts.


NET INTEREST INCOME AND NET INTEREST MARGIN

      Net interest income was $1.32 billion in 1994 compared with $1.38 billion in 1993 and $1.42 billion in 1992. For the year 1994, the average net interest margin was 3.50 percent compared with 3.79 percent for 1993 and
3.89 percent for 1992. Net interest income and net interest margin are the two primary measures of core earnings strength. The average net interest margin contracted in 1994 as market rates rose sharply and the Company's margin was affected by the ARM repricing lag.

      Great Western offers various adjustable rate mortgage products which are tied to: the COFI, the Federal Cost of Funds Index ("FCOFI"), one year Treasury bills and the prime rate. The FCOFI is tied to two components of the federal government's cost of funds - the monthly average interest rate on all marketable Treasury bills and the monthly average interest rate on all marketable Treasury notes. Customer acceptance of a product depends upon the relationship of the index and initial offering rates. The interest differential over the appropriate index was approximately 17 to 22 basis points lower for FCOFI loans than COFI loans during 1994. The principal mortgage instrument in 1994 and 1993 was the COFI ARM. In 1994, the COFI ARM was primarily a tiered-cap loan where the interest-rate cap is periodically increased over six years. In 1992 the product of choice by the customer was the FCOFI ARM.

      The composition of real estate loan originations by type was as follows:


                                          Year Ended December 31
                                         ------------------------
                                         1994      1993      1992
                                         ----      ----      ----
ARM
  COFI                                     79%       48%       17%
  FCOFI                                     1         9        33
  T-bill                                    6         2         1
  Other                                     2         3         3
    Total ARM                              88        62        54
                                          ---       ---       ---
Fixed rate                                 12        38        46
                                          ---       ---       ---
                                          100%      100%      100%
                                          ===       ===       ===

      The cost of funds of GWB relative to COFI and FCOFI is shown as follows:


                                                                   GWB Cost of
                                                               Funds Less Than
                              GWB Cost                         ---------------
                              of Funds      COFI     FCOFI     COFI      FCOFI
                              --------      ----     -----     ----      -----

December 31, 1994                4.019%    4.589%    5.971%    .570%     1.952%
September 30, 1994               3.534     4.039     5.562     .505      2.028
June 30, 1994                    3.263     3.804     5.238     .541      1.975
March 31, 1994                   3.197     3.629     4.928     .432      1.731
December 31, 1993                3.319     3.879     4.892     .560      1.573
December 31, 1992                3.730     4.432     5.384     .702      1.654

      Both FCOFI and COFI ARMs lag changes in market rates by approximately two months. In a rising-rate environment, the cost of short-term liabilities will increase ahead of the ARMs; whereas, in a declining-rate environment, net interest income and net interest margins increase during the lag period. The repricing lag on COFI and FCOFI ARMs reduced the average net interest margin by approximately eight basis points in 1994 compared with increases of approximately eight basis points in 1993 and 24 basis points in 1992. The average net interest margin is compressed in a rising interest-rate environment as increases in COFI and FCOFI, to which most interest earning assets are tied, lag behind deposit and borrowing rate increases.

      The Company currently originates ARMs for its own portfolio and originates fixed-rate residential loans for sale in the secondary market.
The Company utilizes both a short-term hedge contract program and forward sales for the fixed-rate commitment period to protect against rate fluctuations on the commitments to fund fixed-rate loans. Fixed-rate lending totaled $923 million in 1994, $3.4 billion in 1993 and $4.2 billion in 1992. Sales of these mortgages totaled $1.1 billion in 1994, $3.1 billion in 1993 and $4.1 billion in 1992. Total mortgage sales in 1994 were $1.2 billion, compared with $3.6 billion in 1993, which included $473 million of distressed asset bulk sales, and $4.2 billion in 1992. In 1994, the Company sold a $55 million adjustable rate, nonperforming troubled debt restructuring ("TDR") from the real estate loans held for investment portfolio. Nearly all mortgage sales, excluding bulk sales, were loans originated for sale or held as available for sale. At December 31, 1994, the Company serviced for others $11 billion in mortgages with a loan servicing spread of 44 basis points compared with $12.3 billion at December 31, 1993 with a loan servicing spread of 42 basis points and $13.1 billion at December 31, 1992 with a loan servicing spread of 34 basis points. The decline in loans serviced for others in 1994 and 1993 was the result of loan principal repayments exceeding new loan sales.

      Loans available for sale are valued at the lower of cost or market.
As of December 31, 1994, $61.3 million of real estate loans, primarily fixed-rate loans, were designated as available for sale. Gains on mortgage sales of $5.3 million were recognized. Unrecognized gains on real estate loans available for sale totaled $176,000 at year end. Mortgage-backed securities and other securities available for sale are carried at fair value. At December 31, 1994, $2.9 billion in mortgage-backed securities, primarily ARM securitized products, were designated as available for sale. There were no sales of mortgage-backed securities in 1994. Gains and losses are calculated on the specific identification method. Securities available for sale at the end of 1994 had a fair value of $917 million. Net gains recognized during the year totaled $432,000.

      Great Western monitors asset and liability maturities and reviews exposure to interest-rate risk, giving consideration to interest-rate trends and funding requirements. The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $3.8 billion at December 31, 1994. This compared with $3.1 billion at December 31, 1993 and $5.1 billion at December 31, 1992.


                                                              Maturity/Rate Sensitivity
                                        --------------------------------------------------------------------
December 31, 1994                                          % of     Within                              Over
(Dollars in millions)                    Rate    Balance   Total    1 year   1-5 years  5-15 years  15 years
                                         ----    -------   -----    ------   ---------  ----------  --------
Interest Earning Assets
Securities                               6.28%   $ 1,027       3   $ 1,027     $     -       $   -      $  -
Mortgage-backed securities               6.55      9,286      23     8,934         352           -         -
Investment in FHLB stock                 5.70        306       1         -           -           -       306
Loans receivable
  Real estate
    Adjustable rate                      6.88     25,449      64    23,943       1,506           -         -
    Fixed-rate
      Short-term                         8.95        454       1        45          92         149       168
      Long-term                          8.80        589       2        91         152         207       139
  Consumer                              16.38      2,426       6       576       1,507         271        72
                                        -----    -------     ---   -------     -------       -----      ----
                                         7.42     39,537     100    34,616       3,609         627       685
                                        -----    -------     ---   -------     -------       -----      ----
Interest Bearing Liabilities
Customer accounts
  Regular savings                        2.02      2,000       5     2,000           -           -         -
  Checking and limited access            1.88     10,013      26    10,013           -           -         -
  Wholesale transaction                     -        158       -       158           -           -         -
  Term accounts                          4.87     16,530      43    11,069       5,452           9         -
                                        -----    -------     ---   -------     -------       -----      ----
                                         3.60     28,701      74    23,240       5,452           9         -
Borrowings
  Federal Home Loan Bank                 5.47        187       -       186           1           -         -
  Other                                  6.43      9,934      26     7,542       1,620         723        49
Impact of interest rate swaps               -          -       -      (109)        109           -         -
                                        -----    -------     ---   -------     -------       -----      ----
                                         4.34     38,822     100    30,859       7,182         732        49
                                        -----    -------     ---   -------     -------       -----      ----
Excess of Interest Earning Assets
  over Interest Bearing Liabilities
  at December 31, 1994                   3.08%   $   715           $ 3,757     $(3,573)      $(105)     $636
                                        =====    =======           =======     =======       =====      ====
Excess of Interest Earning Assets
  over Interest Bearing Liabilities
  at December 31, 1993                   3.76%   $   840           $ 3,105     $(1,833)      $(764)     $332
                                        =====    =======           =======     =======       =====      ====



                                                       December 31
                                                      -------------
Calculation of Adjusted Margin                        1994     1993
                                                      ----     ----

Unadjusted margin                                     3.08%    3.76%
Benefit of net interest earning assets                 .08      .08
                                                      ----     ----
Adjusted Margin                                       3.16%    3.84%
                                                      ====     ====
/TABLE

      The following table shows the year-end interest-rate margins and the components used in the margin calculation, reflecting the trends during the past five years:

                                                     December 31
                                    ---------------------------------------------
                                     1994      1993      1992      1991      1990
                                     ----      ----      ----      ----      ----
Average Yield on

Loans                                7.75%     7.54%     8.32%     9.84%    11.01%
Mortgage-backed securities           6.55      5.93      7.08      8.63      8.92
Securities                           6.15      4.49      4.07      6.24      7.87
                                    -----     -----     -----     -----     -----
Earning assets                       7.42      7.28      8.06      9.62     10.67
                                    -----     -----     -----     -----     -----
Average Cost of

Customer accounts                    3.60      3.10      3.48      5.34      7.40
Borrowings                           6.42      7.34      7.60      7.69      9.16
                                    -----     -----     -----     -----     -----
Cost of funds                        4.34      3.52      3.97      5.70      7.72
                                    -----     -----     -----     -----     -----
Net Interest Margin                  3.08%     3.76%     4.09%     3.92%     2.95%
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

                                              Year Ended                 Year Ended                 Year Ended
                                           December 31, 1994          December 31, 1993          December 31, 1992
                                       ------------------------   ------------------------   ------------------------
                                       Average          Average   Average          Average   Average          Average
(Dollars in millions)                  Balance Interest    Rate   Balance Interest    Rate   Balance Interest    Rate
                                       ------- -------- -------   ------- -------- -------   ------- -------- -------
Interest earning assets
  Securities                           $ 1,121   $   62    5.51%  $   897   $   68    7.60%  $ 1,075   $   73    6.84%
  Mortgage-backed securities             4,763      276    5.80     2,958      186    6.27     3,390      260    7.67
  Loans receivable
    Real estate                         28,507    1,914    6.71    29,439    2,042    6.94    29,045    2,342    8.06
    Consumer                             2,261      378   16.73     2,263      385   17.02     2,343      416   17.74
                                       -------   ------   -----   -------   ------   -----   -------   ------   -----
    Total interest earning assets       36,652    2,630    7.17    35,557    2,681    7.54    35,853    3,091    8.62
Other assets                             2,289                      2,453                      2,985
                                       -------                    -------                    -------
    Total assets                       $38,941                    $38,010                    $38,838
                                       =======                    =======                    =======
Interest bearing liabilities
  Customer accounts
    Term accounts                      $16,953      713    4.20   $16,378      693    4.23   $19,619    1,022    5.21
    Transaction accounts                13,233      237    1.79    12,712      246    1.93    11,618      312    2.68
                                       -------   ------   -----   -------   ------   -----   -------   ------   -----
                                        30,186      950    3.15    29,090      939    3.23    31,237    1,334    4.27
  Borrowings
    Federal Home Loan Bank                 307       18    5.80     1,058       51    4.79       342       31    9.05
    Other                                5,089      340    6.67     4,482      308    6.88     3,730      304    8.16
                                       -------   ------   -----   -------   ------   -----   -------   ------   -----
    Total interest bearing liabilities  35,582    1,308    3.67    34,630    1,298    3.75    35,309    1,669    4.73
Other liabilities                          931                        926                      1,102
Stockholders' equity                     2,428                      2,454                      2,427
                                       -------                    -------                    -------
    Total liabilities and equity       $38,941                    $38,010                    $38,838
                                       =======                    =======                    =======
Interest-rate spread                                       3.50%                      3.79%                      3.89%
                                                          =====                      =====                      =====
Effective yield summary
  Interest income/earning assets       $36,652   $2,630    7.17%  $35,557   $2,681    7.54%  $35,853   $3,091    8.62%
  Interest expense/earning assets       36,652    1,308    3.57    35,557    1,298    3.65    35,853    1,669    4.65
                                                 ------   -----             ------   -----             ------   -----
Net yield on earning assets                      $1,322    3.60%            $1,383    3.89%            $1,422    3.97%
                                                 ======   =====             ======   =====             ======   =====

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

      The Company assesses the status of general loss reserves on real estate loans based upon its current loss experience as applied to the loan portfolio, including loans that are delinquent or adversely classified because of declining collateral values. In 1994, the Company decreased reserve levels on the real estate loan and real estate portfolios as a result of decreasing nonperforming assets and an improving economy. In 1993 and 1992, the Company increased its general loss reserves on both loans and real estate to give effect to the recessionary environment in valuing its loan and real estate portfolios.

      The California real estate market requires continued review. There appear to be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

      On a regional basis, the economic factors affecting the office space market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the vacancy rate in the San Francisco area was 10 percent at December 31, 1994 and 12 percent at December 31, 1993. In the Los Angeles area, the vacancy rate was 20 percent at both December 31, 1994 and December 31, 1993. In San Diego County, the vacancy rate was 18 percent at December 31, 1994 compared with 21 percent at December 31, 1993.

      In the industrial space market, Northern and Southern California vacancy rates appear to be more comparable. In the San Francisco area, the vacancy rate decreased to 10 percent at December 31, 1994 from 11 percent a year earlier. In the Los Angeles area, the vacancy rate decreased to 8 percent at December 31, 1994 from 11 percent a year earlier. San Diego County's industrial space market had the lowest vacancy rate consisting of 4 percent at both December 31, 1994 and December 31, 1993.

      In the single-family market, regional differences also exist in the economic performance of Northern, Central and Southern California. For example, the median metropolitan area sales price of existing single-family homes in the San Jose area decreased from the third quarter of 1993 to the third quarter of 1994 by less than 1 percent. During the same period, the median sales price declined 3 percent in the Los Angeles area and remained relatively stable in the San Diego area.

      Loans delinquent over 30 days, together with restructured loans, have been included in the process to determine estimated losses. The effects of various loan characteristics such as geography, delinquency, date of origination, property type and LTV are considered in this review process.

      As a monitoring device, the Company reviews the trends of loans delinquent for periods of less than 90 days on a monthly (and within-month) basis. The following summarizes loans delinquent for periods from 30 to 89 days:

                                                     December 31
                                              --------------------------
(Dollars in millions)                           1994      1993      1992
                                                ----      ----      ----
30-59 days delinquent
  SFR loans                                   $168.6    $190.9    $291.0
  Other                                         24.0      19.0      46.3

60-89 days delinquent
  SFR loans                                     90.4     105.2     137.3
  Other                                          6.7       8.8      10.5



      The January 17, 1994 Northridge earthquake increased loan delinquencies and is expected to result in losses in the real estate loan portfolio in the range of $20 million to $25 million. The expected losses are lower than initially projected and will be covered by existing loan loss reserves. The Company had originally identified approximately 2,800 loans, primarily SFRs, in earthquake- affected areas with outstanding principal balances of $368 million. A 90-day forbearance was offered to customers who suffered damages during the earthquake. Subsequent to this initial program, arrangements for repayment or for additional forbearance are being provided on a case-by-case basis. These programs are intended to reduce the possibility of foreclosure and therefore mitigate losses and costs of holding property. Delinquencies on SFRs in the earthquake-affected areas were as follows:

                                    December 31    September 30    June 30
(Dollars in millions)                      1994            1994       1994
                                    -----------    ------------    -------

30-59 days delinquent                     $ 8.7           $20.2     $ 19.4
60-89 days delinquent                       5.2            11.2       39.5
90 days or more delinquent                 35.6            52.2       68.3
                                          -----           -----     ------
                                          $49.5           $83.6     $127.2
                                          =====           =====     ======

      The decrease in these delinquencies is primarily the result of loans that were brought current or paid off, and to a lesser degree, loans that were foreclosed.

      The following table shows the trend in the single-family residential portfolio and delinquencies (two or more payments delinquent) over the past three years:


                                                           December 31
                                                      ----------------------
                                                      1994     1993     1992
                                                      ----     ----     ----
SFR loans as a percent of total
  real estate loans                                   90.3%    88.3%    87.9%
SFR delinquency as a percent of total
  single-family residential loans                      2.6      3.2      4.8



      The level of nonperforming assets declined 25 percent in 1994 and 44 percent in 1993 after an increase of 24 percent in 1992. In 1994, bulk sales of foreclosed single-family properties totaled $304 million. Auction sales have also been utilized to accelerate the disposition of foreclosed properties. In the second half of 1993, the Company completed four bulk asset sales, which totaled $659 million, in an effort to reduce nonperforming assets. Bulk sales in 1993 included two sales totaling $330 million of single-family real estate loans and real estate and the sale of $115 million of single-family owned real estate. Nonperforming SFR loans have fallen to $509 million at December 31, 1994 compared with $522 million and $782 million at year-end 1993 and 1992, respectively. A sale of $214 million of income property loans, some of which were performing assets, was also completed in 1993.

      Net charge-offs in the SFR portfolio were $190 million, or .71 percent of the SFR portfolio, in 1994, $252 million, or .98 percent, in 1993, and $53 million, or .21 percent, in 1992. The loss exposure on the SFR portfolio increased in 1993, due in part to the Company's accelerated disposition program, and has declined slightly in 1994, reflecting the signs of economic recovery, although it still remains high by historical standards. At December 31, 1994, the Company's real estate loan portfolio included $3 billion in uninsured residential mortgage loans that were originated with terms on which the LTV exceeded 80 percent (but not in excess of 90 percent). This balance represents a decline from the level of $3.5 billion a year ago. For the year 1994, losses totaled $24.3 million, or .59 percent of this portfolio, compared with $44.8 million, or .81 percent, in 1993 and $10.1 million, or .15 percent, in 1992. Since November 1, 1990, the Company has purchased mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80 percent.

      Certain loans (where GWB works with borrowers encountering economic difficulty) meet the criteria of, and are classified as, TDRs because of modification to loan terms. In the second quarter of 1993, federal banking regulators issued a joint release regarding credit availability, which allowed some nonperforming loans to be returned to performing status. As a result, TDRs which meet certain conditions of repayment and performance have not been included in nonperforming assets. At December 31, 1994, $23.5 million of TDRs were classified as performing assets compared with $81.6 million at December 31, 1993.

      The recorded investment in loans for which impairment has been recognized in accordance with FAS 114 totaled $213 million at December 31, 1994, net of $45 million of reserves for estimated losses related to such loans and $307 million at December 31, 1993, net of $40.6 million of reserves for estimated losses. A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

      Real estate acquired through foreclosure is classified as performing when it meets certain criteria of operating profitability. As of December 31, 1994, such assets totaled $56 million.

      The following table presents nonperforming assets together with related ratios to total assets:


                                                        December 31
                                                 --------------------------
(Dollars in millions)                              1994      1993      1992
                                                   ----      ----      ----
Delinquent loans                                   $565    $  626    $  880
TDRs                                                125       213       161
Loans in-substance foreclosed                         -         -       480
Real estate                                         156       293       490
                                                   ----    ------    ------
                                                   $846    $1,132    $2,011
                                                   ====    ======    ======
Ratio of nonperforming assets
  to total assets                                  1.98%     2.90%     5.12%



      The table on page 102 in Item 8, "Financial Statements and
Supplementary Data" presents nonperforming assets together with related ratios to total assets, and the table on page 103 in Item 8, "Financial Statements and Supplementary Data" presents nonperforming real estate assets by state and by security type.

      Provisions for loan losses totaled $207 million in 1994 compared with $463 million in 1993 and $420 million in 1992. In 1994, the Company decreased the provision for loan losses as a result of decreasing nonperforming assets and an improving economy. Provisions in 1993 included $125 million related to three bulk loan sales of $544 million and $20 million for the continued accelerated disposition of single-family real estate in 1994. Real estate owned had been written down to 53.6 percent of the previous loan balances at December 31, 1994 and 70 percent at December 31, 1993. Loan loss reserves were 63 percent of nonperforming or restructured loans as of December 31, 1994 compared with 60 percent a year earlier.

      The Company recorded provisions for real estate losses of $12 million, $92 million and $220 million for 1994, 1993 and 1992, respectively, on its real estate available for sale or development. The decline in the 1994 provision is the result of improving property values and declining levels of nonperforming real estate. Loss provisions in 1993 included $31 million for single-family real estate developments located in Southern California and $25 million related to the $115 million SFR bulk real estate sale. The 1992 provision was primarily for commercial and apartment real estate.

      The Company's provision for loan losses, charge-off experience, and reserve for estimated losses for the last five years is presented in the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" on page 67.

      The Company has not experienced a need for loss reserves on security investments, which are of investment grade. Security investments available for sale are carried at fair value.


OPERATIONS

      Net interest income declined in 1994 due to a 29-basis-point lower net interest margin, which more than offset the $1.1 billion increase in average interest earning assets. Other interest income totaled $33 million in 1994. This compared with $39 million in 1993 and $35 million in 1992. Other interest income included interest on settlements with the IRS, dividends on FHLB stock and interest on short-term investments.

      Real estate services income was $85.6 million in 1994 compared with $114 million in 1993 and $119 million in 1992. Gain on mortgage sales was $5.3 million, $24.8 million and $32.8 million for the years 1994, 1993 and 1992, respectively. The gain as a percent of mortgage-banking sales, primarily fixed-rate mortgages, was .48 percent in 1994 compared with .80 percent in 1993 and .79 percent in 1992. Mortgage servicing income totaled $50.9 million in 1994 compared with $51.2 million in 1993 and $52.7 million in 1992. Real estate servicing and origination-related fee income was $29.4 million in 1994 compared with $37.9 million in 1993 and $33.1 million in 1992. Additional information on mortgage banking sales is provided in Note 6 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".

      Retail banking fee income increased in 1994 to $141 million from $113 million in 1993 and $92.4 million in 1992. The growth in this income is attributable to higher average balances in transaction accounts and to the growth in deposits as a result of acquisitions. The Company managed mutual funds with assets aggregating $3 billion at December 31, 1994 compared with $3.2 billion at December 31, 1993. Net revenue from these operations, which comprises commissions and other income from mutual fund operations, totaled $39.9 million in 1994 compared with $38 million in 1993 and $36.7 million in 1992.

      In 1994, the Company recorded a $62.3 million pretax gain on the sale of 31 Florida West Coast retail banking branches with deposits of $1 billion. This branch network was not able to develop the economies of scale necessary to meet the Company's performance objectives.

      In 1993, the Company sold its $219 million bank card portfolio because it was not expected to achieve the economies of scale that are increasingly necessary in the bank card business, resulting in a net gain of $22.9 million. The following is a summary of gains and losses on the Company's securities and investments:


                                                   Year Ended December 31
                                                   ----------------------
(Dollars in millions)                                1994    1993    1992
                                                     ----    ----    ----

Gain on sale of bank card portfolio                 $   -   $22.9    $  -
Gain on securities                                     .4      .2      .4
Other gains                                           3.2     2.1      .9
                                                    -----   -----    ----
                                                    $ 3.6   $25.2    $1.3
                                                    =====   =====    ====



      Other income totaled $8.2 million in 1994 compared with $7 million in 1993 and 1992. In 1994, the Company received $1.2 million on the sale of a computer program license of the Consumer Finance Group.

      The growth in operating and administrative expenses during the past three years was primarily the result of significant branch acquisitions. The Company has acquired 399 branches in California and Florida from the RTC and other sources since 1990 when it began its program to increase transaction accounts. Nearly half of these branches were consolidated with existing facilities. Expenses totaled $1.04 billion in 1994 compared with $1.03 billion in 1993 and $970 million in 1992. The January 17, 1994 Northridge earthquake caused damage at the Company's administrative headquarters. Operating expenses in 1994 included $11.7 million of building repairs. All future repairs should be covered by earthquake insurance. Operating expenses in 1993 included restructuring charges of $30 million, primarily severance benefits associated with the cost-reduction program at the Company's administrative headquarters. Approximately $28.5 million was charged against this reserve in 1994, principally for employee separation expenses and associated costs. The Company reduced its work force by more than 1,300 jobs by the end of 1994, or eight percent of the work force. The cost-reduction program has eliminated unnecessary tasks and improved efficiency. Approximately $60 million of reductions were realized in 1994 from this program. Anticipated savings in 1995 and beyond will exceed $100 million.

      Amortization of intangibles in 1994 included approximately $11.7 million of accelerated amortization related to interstate banking access rights.

      Operating expenses increased by 1.4 percent during the past year compared with 6.2 percent in 1993. The overhead ratios were as follows:


                                                   1994      1993      1992
                                                   ----      ----      ----
  As a percent of average assets
    Corporate                                      2.53%     2.60%     2.37%
    Banking operations                             2.34      2.38      2.12
  As a percent of average retail deposits
    Banking operations                             2.91      3.04      2.59
  As a percent of revenue
    Corporate                                     63.45     61.02     65.29
    Banking operations                            66.54     62.75     58.19



      Revenue is defined as net interest income and other operating income.

      Real estate operations expense totaled $19.9 million in 1994, compared with $33.8 million in 1993 and income of $.7 million in 1992, and included $27.6 million in operating losses and holding costs in 1994, compared with $45.9 million in 1993 and $6.6 million in 1992. The increase in operating losses and holding costs in 1993 was due in part to an increased volume of new foreclosures and a decision by the Company to expense acquisition and refurbishment costs as incurred. In 1992, these costs totaled $20.9 million and were added to the carrying value of the asset.

      The Company's effective tax rate for 1994 was 38.2 percent compared with 32.6 percent in 1993 and 43.6 percent in 1992. The decrease in the effective tax rate in 1993 was mainly due to the favorable settlement of tax issues and the reversal of certain tax liabilities no longer required. The Company also reflected applicable changes pursuant to the Omnibus Budget Reconciliation Act of 1993 including the 1 percent federal corporate tax rate increase. The higher rate in 1992 was due in part to the amortization of intangibles, which was only partially deductible for income taxes.

CAPITAL RESOURCES AND LIQUIDITY

      Stockholders' equity ("capital") totaled $2.5 billion at year-end 1994 compared with $2.4 billion at year-end 1993 and 1992. In 1992, the Company issued $165 million of 8.3 percent cumulative preferred stock. The ratio of capital to total assets was 5.9 percent, 6.3 percent and 6.4 percent at December 31, 1994, 1993 and 1992, respectively. The decline in 1994 was attributable to the resumption of asset growth and the impact of FAS 115.

      The unrealized holding gains and losses on securities available for sale, net of income taxes, included as a component of stockholders' equity follows:


                                                   Year Ended December 31
                                                   ----------------------
(Dollars in thousands)                                 1994          1993
                                                       ----          ----
Balance at beginning of period                     $ 22,651       $     -
Unrealized holding gains
  (losses), net of taxes                            (77,735)       22,651
                                                   --------       -------
Balance at end of period                           $(55,084)      $22,651
                                                   ========       =======


      The Company's primary subsidiary, GWB, is subject to certain capital requirements under the regulations of the FDIC and the OTS and meets all such requirements. At December 31, 1994, GWB's capital was $2.7 billion, including subordinated notes of $429 million.

      Total dividends per share were $.92 in 1994 and 1993 and $.91 in 1992. The Company increased its quarterly dividend on its common stock to $.23 per share in April 1992. Payment of dividends by the Company is subject to restrictions on the receipt of dividends from GWB. Payment of dividends to the Company by GWB is linked by federal regulation to the Bank's capital. The Bank's level of capital exceeds the requirements for the payment of dividends. Should this level decline below the fully phased-in requirements, limitations on the dividend distributions to a percentage of net income could be imposed.

      Liquidity provided by financing activities was $3.7 billion in 1994 compared with funds used of $164 million and $1.1 billion in 1993 and 1992, respectively. GWB disposed of $982 million of retail deposits in 1994, and acquired $4.1 billion and $2.3 billion in 1993 and 1992, respectively. Planned withdrawals of repriced wholesale accounts totaled $24 million in 1994, $95 million in 1993 and $366 million in 1992. The retail branch network experienced net customer account outflows of $1.8 billion in 1994 compared with $3.4 billion in 1993 and $1.6 billion in 1992, primarily certificate of deposit accounts being repriced downward. Funds of $6.6 billion were provided by new borrowings in 1994. In 1993 and 1992, repayment of borrowings totaled $672 million and $1.4 billion, respectively.

      Funds used in investing activities were $4.4 billion in 1994 and $586 million in 1993 compared with funds provided by investing activities of $207 million in 1992. Real estate loans originated for investment were $6.5 billion in 1994, $5.1 billion in 1993 and $4.5 billion in 1992 which reflects the increased ARM production. Mortgage payments in 1994 were $4 billion, $4.9 billion in 1993 and $5.4 billion in 1992. Mortgage payments fluctuate for various reasons including the level of refinancings. Consumer loans increased $195 million in 1994 compared with a decrease of $98.6 million in 1993 and $5.9 million in 1992.

      Funds provided by operating activities were $832 million in 1994 compared with $688 million in 1993 and $1.2 billion in 1992. The net change in assets available for sale provided cash of $310 million, $246 million and $379 million in 1994, 1993 and 1992, respectively. Cash provided from earnings totaled $521 million in 1994 compared with $442 million in 1993 and $793 million in 1992.

      The Company has several sources for raising funds for lending among which are customer deposits, mortgage sales, asset securitization for borrowing collateral, FHLB borrowings and public debt offerings. The following table presents the debt ratings of the Company and GWB at December 31, 1994:


                                                    Moody's Investors
                              Standard & Poor's          Service
                              -----------------     -----------------
                              GWFC          GWB     GWFC          GWB
                              ----          ---     ----          ---

Unsecured short-term           A-2          A-2      P-2          P-1
Senior term debt              BBB+           A-     Baa1          A-2
Subordinated term debt                     BBB+                   A-3
Preferred stock               BBB-                  Baa2


      Cash and securities totaled $2.1 billion at December 31, 1994. The balance was $1.8 billion at December 31, 1993 and $1.7 billion at December 31, 1992. GWB had funds in excess of required liquidity levels. The excess balances in the above amounts over those required for regulatory purposes will fluctuate between periods and are a source of short-term funding.


SEGMENT DATA

      The business segment information is presented in the accompanying table:


                                           Banking     Consumer
(Dollars in thousands)                  Operations      Finance   Consolidated
                                        ----------     --------   ------------

1994
Total revenue                          $ 1,414,656   $  275,511    $ 1,690,167
Earnings before income taxes               306,006      100,528        406,534
Depreciation and amortization              128,135        9,807        137,942
Capital expenditures                        94,965        4,484         99,449
Identifiable assets                     40,006,963    2,211,294     42,218,257

1993
Total revenue                          $ 1,443,751   $  266,958    $ 1,710,709
Earnings before income taxes                 1,309       90,738         92,047
Depreciation and amortization              106,690        9,726        116,416
Capital expenditures                       104,596        6,580        111,176
Identifiable assets                     36,293,223    2,055,137     38,348,360

1992
Total revenue                          $ 1,430,844   $  273,649    $ 1,704,493
Earnings before income taxes
  and accounting changes                     7,854       87,658         95,512
Depreciation and amortization              100,988        8,686        109,674
Capital expenditures                       151,951        1,661        153,612
Identifiable assets                     36,496,254    1,942,932     38,439,186

/TABLE

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                       Page

Consolidated Statement of Operations for the three years
  ended December 31, 1994, 1993 and 1992...........................      48
Consolidated Statement of Financial Condition at
  December 31, 1994 and 1993.......................................      49
Consolidated Statement of Cash Flows for the three years
  ended December 31, 1994, 1993 and 1992...........................      50
Consolidated Statement of Stockholders' Equity for the
  three years ended December 31, 1994, 1993 and 1992...............      52
Notes to Consolidated Financial Statements.........................      53
Report of Independent Accountants..................................      97
Management's Commentary on Financial Statements....................      97
Statistical Information............................................      98
Stockholder and Quarterly Information..............................     105

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  Year Ended December 31
                                                            ----------------------------------------
(Dollars in thousands, except per share)                          1994           1993           1992
                                                                  ----           ----           ----
Interest Income
  Real estate loans                                         $1,913,602     $2,041,989     $2,341,942
  Mortgage-backed securities                                   276,112        185,500        259,891
  Consumer loans                                               378,282        385,145        415,701
  Securities                                                    28,774         29,242         38,558
  Other                                                         32,948         38,908         35,001
                                                            ----------     ----------     ----------
                                                             2,629,718      2,680,784      3,091,093
Interest Expense
  Customer accounts                                            950,299        939,081      1,333,473
  Borrowings
    Short-term                                                 132,049         59,688         37,338
    Long-term                                                  225,100        299,161        297,920
                                                            ----------     ----------     ----------
                                                             1,307,448      1,297,930      1,668,731
                                                            ----------     ----------     ----------
Net Interest Income                                          1,322,270      1,382,854      1,422,362
Provision for loan losses                                      207,200        463,000        420,000
                                                            ----------     ----------     ----------
Net interest income after provision for
  loan losses                                                1,115,070        919,854      1,002,362
Other operating income
  Real estate services
    Loan fees                                                   29,385         37,855         33,091
    Mortgage banking
      Gain on mortgage sales                                     5,339         24,754         32,786
      Servicing                                                 50,853         51,185         52,689
                                                            ----------     ----------     ----------
                                                                85,577        113,794        118,566
  Retail banking
    Banking fees                                               140,703        113,461         92,403
    Securities operations                                       39,902         38,045         36,652
                                                            ----------     ----------     ----------
                                                               180,605        151,506        129,055
  Net gain on securities and investments                         3,578         25,169          1,287
  Net insurance operations                                      27,636         30,341         26,187
  Gain on sale of branches                                      62,337              -              -
  Other                                                          8,164          7,045          7,036
                                                            ----------     ----------     ----------
Total other operating income                                   367,897        327,855        282,131
Noninterest expense
  Operating and administrative
    Salaries and related personnel                             469,115        487,532        449,512
    Premises and occupancy                                     199,048        184,682        168,511
    FDIC insurance premium                                      77,451         51,328         66,725
    Advertising and promotion                                   36,573         39,631         35,436
    Other                                                      203,703        225,908        200,461
                                                            ----------     ----------     ----------
                                                               985,890        989,081        920,645
  Amortization of intangibles                                   58,689         40,798         49,061
  Real estate operations                                        19,854         33,783           (725)
  Provision for real estate losses                              12,000         92,000        220,000
                                                            ----------     ----------     ----------
Total noninterest expense                                    1,076,433      1,155,662      1,188,981
                                                            ----------     ----------     ----------
Earnings Before Taxes and Accounting Changes                   406,534         92,047         95,512
Taxes on income                                                155,300         30,000         41,600
                                                            ----------     ----------     ----------
Earnings Before Accounting Changes                             251,234         62,047         53,912
Accounting changes
  Postretirement benefits cost, net                                  -             -        (29,906)
  Income taxes                                                       -              -         61,000
                                                            ----------     ----------     ----------
Net Earnings                                                $  251,234     $   62,047     $   85,006
                                                            ==========     ==========     ==========
Earnings per share based on average
  common shares outstanding
  Primary before accounting changes                              $1.69           $.28           $.30
  Fully diluted before accounting changes                         1.69            .28            .30
  Primary                                                         1.69            .28            .53
  Fully diluted                                                   1.69            .28            .53


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                 December 31
                                                                        ----------------------------
(Dollars in thousands, except per share)                                       1994             1993
                                                                               ----             ----
Assets
Cash and securities
  Cash                                                                  $   983,440      $   758,581
  Certificates of deposit and federal funds                                 165,125          217,125
  Securities available for sale                                             917,095          871,074
                                                                        -----------      -----------
                                                                          2,065,660        1,846,780
Mortgage-backed securities held to maturity
  (fair value $6,211,731 and $605,512)                                    6,335,104          618,574
Mortgage-backed securities available for sale                             2,934,503        2,570,822
                                                                        -----------      -----------
                                                                          9,269,607        3,189,396
Loans receivable, less reserve for
  estimated losses                                                       28,079,620       30,162,401
Loans receivable available for sale                                         298,748          499,002
                                                                        -----------      -----------
                                                                         28,378,368       30,661,403
Real estate available for sale or development, net                          256,967          434,077
Interest receivable                                                         230,925          214,990
Investment in Federal Home Loan Banks                                       306,041          307,352
Premises and equipment, at cost, less
  accumulated depreciation                                                  616,116          623,691
Other assets                                                                730,574          638,983
Intangibles arising from acquisitions                                       363,999          431,688
                                                                        -----------      -----------
                                                                        $42,218,257      $38,348,360
                                                                        ===========      ===========
Liabilities
Customer accounts                                                       $28,700,947      $31,531,563
Securities sold under agreements to repurchase                            6,299,055                -
Short-term borrowings                                                     1,210,461          676,483
Other borrowings                                                          2,611,144        2,802,858
Other liabilities and accrued expenses                                      716,741          729,229
Taxes on income, principally deferred                                       196,123          184,826
                                                                        -----------      -----------
                                                                         39,734,471       35,924,959
                                                                        -----------      -----------
Commitments and contingent liabilities
Stockholders' Equity
Preferred stock, par value $1.00 a share;
  Authorized 10,000,000 shares;
  Cumulative convertible issued 517,500                                     129,375          129,375
  Cumulative issued 660,000                                                 165,000          165,000
Common stock, par value $1.00 a share;
  Authorized 200,000,000 shares;
  Issued 134,315,592 and 132,616,172                                        134,316          132,616
Additional capital                                                          656,644          627,717
Retained earnings-substantially restricted                                1,461,448        1,357,753
Unearned compensation                                                        (7,913)         (11,711)
Unrealized holding gains and losses, net of taxes                           (55,084)          22,651
                                                                        -----------      -----------
                                                                          2,483,786        2,423,401
                                                                        -----------      -----------
                                                                        $42,218,257      $38,348,360
                                                                        ===========      ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   Year Ended December 31
                                                        --------------------------------------------
(Dollars in thousands)                                          1994            1993            1992
                                                                ----            ----            ----
Operating Activities
  Net earnings                                           $   251,234     $    62,047     $    85,006
  Noncash adjustments to net earnings:
    Provision for loan losses                                207,200         463,000         420,000
    Provision for real estate losses                          12,000          92,000         220,000
    Depreciation and amortization                             79,253          75,618          60,613
    Amortization of intangibles                               58,689          40,798          49,061
    Income taxes                                              65,441         (30,566)       (274,430)
    Capitalized interest                                      (8,431)        (14,950)        (21,595)
    Net change in accrued interest                            13,859          14,248          17,810
    Other                                                   (157,791)       (259,725)        236,976
                                                         -----------     -----------     -----------
                                                             521,454         442,470         793,441
                                                         -----------     -----------     -----------
  Sales and repayments of loans
    receivable available for sale                          1,205,050       3,257,716       4,295,324
  Originations and purchases of loans
    receivable available for sale                           (894,870)     (3,011,733)     (3,915,927)
                                                         -----------     -----------     -----------
                                                             310,180         245,983         379,397
                                                         -----------     -----------     -----------
  Net cash provided by operating activities                  831,634         688,453       1,172,838
                                                         -----------     -----------     -----------
Financing Activities
  Customer accounts
    Net (decrease) increase in transaction accounts         (997,264)       (220,828)      1,985,043
    Net (decrease) in term accounts                         (851,827)     (3,250,080)     (3,904,956)
                                                         -----------     -----------     -----------
                                                          (1,849,091)     (3,470,908)     (1,919,913)
  Customer account (dispositions) acquisitions, net         (981,525)      4,093,806       2,258,210
  Borrowings
    Proceeds from new long-term debt                       1,174,643       1,121,805         716,885
    Repayments of long-term debt                          (1,366,357)     (1,266,314)     (1,166,035)
    Net change in short-term debt                          6,833,033        (527,202)       (992,251)
                                                         -----------     -----------     -----------
                                                           6,641,319        (671,711)     (1,441,401)
  Other financing activity
    Proceeds from issuance of common stock                    29,842          31,168          14,419
    Proceeds from issuance of preferred stock                      -               -         165,000
    Cost of issuance of preferred stock                            -               -          (5,554)
    Cash dividends paid                                     (147,539)       (145,892)       (134,263)
                                                         -----------     -----------     -----------
                                                            (117,697)       (114,724)         39,602
                                                         -----------     -----------     -----------
  Net cash provided by (used in) financing activities      3,693,006        (163,537)     (1,063,502)
                                                         -----------     -----------     -----------

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

                                                                   Year Ended December 31
                                                        --------------------------------------------
(Dollars in thousands)                                          1994            1993            1992
                                                                ----            ----            ----
Investing Activities
  Investment securities
    Proceeds from maturities                               1,147,073       1,767,582         681,147
    Purchases of securities                               (1,218,586)     (1,541,383)       (616,211)
    Net change in short term                                       -               -         (10,427)
                                                         -----------     -----------     -----------
                                                             (71,513)        226,199          54,509
  Real estate loans and mortgage-backed securities
    Loans originated for investment                       (6,506,744)     (5,051,966)     (4,541,986)
    Purchases of mortgage-backed securities               (1,539,349)       (924,843)       (655,359)
    Net change in undisbursed loan funds                       1,656          (6,318)         (5,651)
    Mortgage payments                                      4,031,437       4,882,985       5,360,173
    Mortgage sales                                            55,243         509,477         113,044
    Repurchases                                             (547,674)       (185,825)        (94,379)
                                                         -----------     -----------     -----------
                                                          (4,505,431)       (776,490)        175,842
  Consumer loans
    Loans originated for investment                       (2,168,029)     (2,161,269)     (2,132,343)
    Loan sales                                                     -         219,154               -
    Dispositions (acquisitions), net                           2,094         (12,649)         (7,134)
    Loan payments                                          1,971,142       2,053,371       2,145,386
                                                         -----------     -----------     -----------
                                                            (194,793)         98,607           5,909
  Other investing activity
    Purchases and sales of premises and equipment, net       (82,559)       (103,169)       (146,005)
    Sales of real estate                                     461,867         793,730         181,430
    Disposition (acquisition) of assets, net                  11,822        (672,852)        (40,529)
    Other                                                     28,826        (151,814)        (23,667)
                                                         -----------     -----------     -----------
                                                             419,956        (134,105)        (28,771)
                                                         -----------     -----------     -----------
  Net cash (used in) provided by investing activities     (4,351,781)       (585,789)        207,489
                                                         -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents         172,859         (60,873)        316,825
Cash and cash equivalents at beginning of year               975,706       1,036,579         719,754
                                                         -----------     -----------     -----------
Cash and cash equivalents at end of year                 $ 1,148,565     $   975,706     $ 1,036,579
                                                         ===========     ===========     ===========
Supplemental Cash Flow Disclosure
Cash paid for
  Interest on deposits                                   $   951,140     $   939,842     $ 1,344,740
  Interest on borrowings                                     326,479         358,849         343,845
  Income taxes                                               111,656          62,277         242,450
Noncash investing activities
  Loans transferred to foreclosed real estate            $   504,585     $   761,939     $   568,726
  Loans originated to finance the sale of real estate         92,586         101,476          78,633
  Loans originated to refinance existing loans               567,119         754,431         788,543
  Loans exchanged for mortgage-backed securities           5,502,401           2,036               -



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                   Unrealized
                                                                                                      Holding         Total
(Dollars in thousands,                   Preferred    Common  Additional    Retained     Unearned       Gains  Stockholders'
 except per share)                           Stock     Stock     Capital    Earnings Compensation  and Losses        Equity
                                         ---------    ------ -----------    -------- ------------  ---------- -------------
Balance December 31, 1991                 $129,375  $128,876    $571,954  $1,490,855     $      -     $     -    $2,321,060
Common stock issued upon exercise
  of stock options                                       329       4,351                                              4,680
Common stock issued under Dividend
  Reinvestment Plan                                      549       9,190                                              9,739
Restricted stock awards granted,
  net of cancellations                                 1,060      18,591                  (19,651)                        -
Unearned compensation amortized
  to expense                                                                                3,671                     3,671
Issuance of preferred stock                165,000                (5,554)                                           159,446
Net earnings for the year 1992                                                85,006                                 85,006
Cash dividends paid:
  $.91 per common share                                                     (118,720)                              (118,720)
  $21.88 per cumulative convertible
    preferred share                                                          (11,320)                               (11,320)
  $6.40 per cumulative preferred share                                        (4,223)                                (4,223)
Tax benefit of restricted stock awards                               395                                                395
                                          --------  --------    --------  ----------     --------     --------   ----------
Balance December 31, 1992                  294,375   130,814     598,927   1,441,598      (15,980)           -    2,449,734
Common stock issued upon exercise of
  stock options                                          441       6,877                                              7,318
Common stock issued under Dividend
  Reinvestment Plan                                    1,391      22,459                                             23,850
Restricted stock awards granted,
  net of cancellations                                   (30)       (546)                     576                         -
Unearned compensation amortized
  to expense                                                                                3,693                     3,693
Net earnings for the year 1993                                                62,047                                 62,047
Cash dividends paid:
  $.92 per common share                                                     (120,877)                              (120,877)
  $21.88 per cumulative convertible
    preferred share                                                          (11,320)                               (11,320)
  $20.75 per cumulative preferred share                                      (13,695)                                  (13,695)
Unrealized holding gains and losses,
  net of taxes                                                                                          22,651       22,651
                                          --------  --------    --------  ----------     --------     --------   ----------
Balance December 31, 1993                  294,375   132,616     627,717   1,357,753      (11,711)      22,651    2,423,401
Common stock issued upon exercise of
  stock options                                          282       4,576                                              4,858
Common stock issued under Dividend
   Reinvestment Plan                                   1,418      23,566                                             24,984
Unearned compensation amortized
  to expense                                                                                3,798                     3,798
Net earnings for the year 1994                                               251,234                                251,234
Cash dividends paid:
  $.92 per common share                                                     (122,524)                              (122,524)
  $21.88 per cumulative convertible
    preferred share                                                          (11,320)                               (11,320)
  $20.75 per cumulative preferred share                                      (13,695)                               (13,695)
Tax benefit of restricted stock awards                               785                                                785
Unrealized holding gains and losses,
  net of taxes                                                                                         (77,735)     (77,735)
                                          --------  --------    --------  ----------     --------     --------   ----------
Balance December 31, 1994                 $294,375  $134,316    $656,644  $1,461,448     $ (7,913)    $(55,084)  $2,483,786
                                          ========  ========    ========  ==========     ========     ========   ==========



See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  STATEMENT OF ACCOUNTING POLICIES

Principles of Accounting and Consolidation


      The accounts of Great Western Financial Corporation ("GWFC", or "the parent company") and its wholly-owned subsidiaries, Great Western Bank, Aristar, a consumer finance holding company, and companies operating in related fields, are included in the accompanying consolidated financial statements and are referred to collectively as the Company. Significant intercompany items have been eliminated. Certain prior-year amounts have been reclassified to conform with the 1994 presentation.

Adoption of Recently Issued Accounting Standards

      The Company adopted FAS 119 as of December 31, 1994. FAS 119 requires disclosure of information regarding amounts, nature and terms of derivative financial instruments and options. The disclosure requires the description of the objectives, strategies and classes of derivatives and related gains and losses in the financial statements or in the notes thereto.

      In the fourth quarter of 1994, the Company adopted FAS 118. The Company's income recognition policy was in compliance with the provisions of FAS 118 and the adoption of this statement had no effect on the Company's financial condition or results of operations.

      The Company adopted FAS 115 as of December 31, 1993. FAS 115 requires that investments in debt securities and certain equity securities be reported at fair value unless the Company has the positive intent and ability to hold such securities to maturity. Investments held to maturity are to be reported at amortized cost. Unrealized holding gains and losses on securities available for sale, net of income taxes, are reported as a separate component of stockholders' equity.

      The Company adopted FAS 114 as of January 1, 1993. FAS 114 provides guidance on the measurement and recognition of loan impairment. Impaired loans recorded in accordance with FAS 114 are included in delinquent loans or in troubled debt restructurings, as appropriate.

  The adoption of these accounting standards did not materially affect comparability of the financial statements.

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

Mortgage-backed Securities

      The Company's mortgage-backed securities portfolio consists of real estate loan receivables originated by the bank and subsequently securitized primarily through the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Loans are also securitized for sale directly in the public market. The Company purchases, for investment and liquidity purposes, FNMA and FHLMC securities, Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"). The Company also purchases commercial mortgage pass-through certificates from the RTC. In 1994, the Company swapped single-family residential ARMs for mortgage-backed securities to provide collateral for borrowings. These securities are subject to full credit recourse and the swaps can be unwound at the option of the Company. ARMs swapped in 1994, REMICs and GWB-originated pass-through certificates are held for investment based on management's positive intent and ability to hold these securities until maturity and are recorded at amortized cost. All other mortgage-backed securities are available for sale and recorded at fair value. Fair value is generally determined on the aggregate method. Discounts or premiums on mortgage-backed securities recorded at cost are amortized using the interest method.

Loans Receivable
Real Estate Loans

      The Company's real estate loan portfolio consists primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The ARM is the bank's primary loan investment.

      Fees are charged for originating loans at the time the loan is granted. Loan origination fees, partially offset by the deferral of certain expenses associated with loans originated, are amortized to interest income over the life of the loan using the interest method. ARMs with a lower rate during the introductory period (usually three months) will reflect the amortization of a substantial portion of the net deferred fee as a yield adjustment during the introductory period. Amortization is discontinued for nonperforming loans and loans available for sale and is realized upon the ultimate disposition of the assets.

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

Consumer Loans

      The Bank's consumer loans include student educational loans insured by the U.S. government or the state of California, fully secured loans made to holders of customer accounts and checking overdraft loans. Consumer loans made by the consumer finance subsidiaries of Aristar have maximum terms of 180 months. The weighted average contractual term of all loans written by the consumer finance subsidiaries in 1994 was 41 months. Experience, however, has shown that a majority of consumer loans will be renewed prior to maturity. Finance charges included in consumer loans receivable are deferred and amortized into income over the term of the loan with appropriate limitation for delinquent installments for which collection is not reasonably assured. Student educational loans are available for sale and are recorded at the lower of cost or fair value. Fair value is determined on the aggregate method. All other consumer loans are held to maturity.

Reserve for Estimated Loan Losses

      It is the policy of the Company to provide for estimated losses on real estate loans when any significant and permanent decline in value is identified. A change in the fair value of an impaired loan is reported as an increase or reduction to the reserve for loan losses. Loans transferred to foreclosed real estate are transferred at the lower of the net loan value or the fair value of the collateral, less estimated costs to sell.

      Loans receivable are segregated into three categories for review as to the adequacy of reserve levels: SFR, income producing property and consumer. Real estate loans (SFR and income producing property) are classified satisfactory, special mention, substandard, doubtful or loss. Loans classified loss are written down to fair value, less estimated costs to sell, with a specific reserve.

      Reserves on loans classified satisfactory, special mention, substandard and doubtful are included in the general valuation allowance ("GVA"). These loans are subjected to extensive migration analyses which attempt to project future performance based on past experience. In addition, the classifications are segmented into various risk categories based upon geography, delinquency, date of origination, property type and loan-to-value ratio. Individual markets for specific property types are examined for current economic trends and business conditions. Estimated future economic trends, both local and by various forecasting services as well as external factors such as competition and legal or regulatory requirements are used to develop qualitative factors that can either increase or decrease the required level of GVA.

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

      As of December 31, 1994, the following loans were designated as available for sale and were carried at the lower of cost or fair value:

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

Real Estate Available for Sale or Development

      Real estate available for sale or development comprises both purchased and foreclosed properties. Foreclosed properties are carried at cost at acquisition, which is the lower of the net loan value on the property or the fair value of the property, less estimated costs to sell, at the date of foreclosure. Thereafter, specific valuation allowances have been established for changes in the fair value of real estate. Acquisition and refurbishment costs are expensed when incurred. Other real estate available for sale is carried at the lower of cost or fair value. Property development projects, carried at the lower of cost or net realizable value, are accounted for on the equity method. Properties where future development is uncertain are carried at the lower of cost or fair value. Gains on the sale of real estate financed by the Company are recognized giving consideration to down payment and other investment criteria. Losses are recognized when identified.

Premises and Equipment

      The Company has followed the policy of capitalizing expenditures for improvements and major refurbishments and has charged ordinary maintenance and repairs to earnings as incurred. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives as follows:

---------------------------------------------------------------------------
Buildings                                25 to 60 years
---------------------------------------------------------------------------
Leasehold improvements                   Lesser of term of lease or useful
                                         life of property
----------------------------------------------------------------------------
Furniture, fixtures and equipment        3 to 12 years
----------------------------------------------------------------------------

Intangibles Arising from Acquisitions

      Because of the earning power or other special values of certain purchased companies or businesses, the Company paid amounts in excess of fair value for businesses, core deposits and tangible assets acquired. Generally, such amounts are being amortized by systematic charges to income (primarily for periods from six to 25 years) over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated average remaining life of the existing deposit base assumed. The Company periodically reviews intangibles to assess recoverability and impairment is recognized in operations if permanent loss of value occurs.

Customer Accounts

      Customer accounts comprise primarily the Bank's savings and checking accounts. Customer accounts vary as to terms, with the major differences being minimum balance required, maturity, interest rates and the provisions for payment of interest. The Bank's customer accounts are insured by the FDIC, through either the BIF or the SAIF for up to an aggregate amount of $100,000 per customer.

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

Federal and State Taxes on Income

      Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. Tax benefits are recognized for general loss reserve additions.

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

Earnings Per Common Share

      Income for the calculation of primary earnings per common share is based on net income less preferred stock dividend requirements. The average common shares and common share equivalents outstanding, based upon amounts used in the calculation of primary earnings per common share, were 133,769,724 in 1994, 132,007,559 in 1993 and 130,735,867 in 1992. Fully
diluted earnings per common share give effect to the dilutive effect of stock options and assume the conversion of all convertible securities into common stock at the later of the beginning of the year or the date of issuance (unless antidilutive). The average common shares and common share equivalents outstanding, based upon amounts used in the calculation of fully diluted earnings per common share, were 133,769,724 in 1994, 138,853,346 in 1993 and 137,282,125 in 1992.


NOTE 2:  ACQUISITIONS AND DISPOSITIONS

      In December 1994, GWB completed the sale of $1 billion of deposits and 31 branches in west Florida to First Union National Bank. The deposits were sold for a net pretax gain of $62.3 million, which included the write-off of intangibles related to the sold branches of $10 million and other sale related expenses of $2.2 million.

      In October 1994, GWB purchased the deposits of six branches located in San Diego County from Citibank, F.S.A., totaling $52 million. The deposits were acquired for a premium of $1 million.

      In December 1993, GWB purchased certain assets and assumed certain liabilities from the RTC of HomeFed Bank, F.A., San Diego, California. As a result of the transaction, GWB acquired 119 branches with retail deposits of $4.1 billion. The deposits were acquired for a premium of $151 million.

      During the first quarter 1993, the Company exchanged 12 of its branches located in the state of Washington, with deposits aggregating $327 million, with Pacific First Bank, a Federal Savings Bank, for seven branches located in Southern California with deposits aggregating $360 million.

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

      Intangibles arising from acquisitions as shown on the Consolidated Statement of Financial Condition consisted of the following:


                                                       December 31
                                                  ----------------------
(Dollars in thousands)                                 1994         1993
                                                       ----         ----

Balance at acquisition                            $ 575,603    $ 592,540
Accumulated amortization                           (211,604)    (160,852)
                                                  ---------    ---------
                                                  $ 363,999    $ 431,688
                                                  =========    =========



      In 1994, the Company wrote off approximately $11.7 million of intangibles related to interstate banking access rights.


NOTE 3:  CASH AND SECURITIES

      An analysis of cash and securities by investment type at December 31, 1994 and December 31, 1993 and by maturity at December 31, 1994 is included in the table on page 98 under the caption "By Type" and "Year-end 1994 by Maturity."

      Following is a summary of the amortized cost and fair values of the Company's securities portfolio available for sale:

                                                       Gross      Gross
                            Weighted              Unrealized Unrealized
                             Average   Amortized     Holding    Holding       Fair
                               Yield        Cost       Gains     Losses      Value
                            --------   ---------  ---------- ----------      -----
(Dollars in thousands)                         December 31, 1994
                            ------------------------------------------------------
U.S. government securities      6.89%   $ 10,580      $    3    $   755   $  9,828
Federal agency securities       6.40     523,211          59      8,691    514,579
Corporate debt securities       6.44     372,013         267      8,026    364,254
Other securities                5.67      29,587          50      1,203     28,434
                               -----    --------      ------    -------   --------
                                6.40%   $935,591      $  379    $18,675   $917,095
                               =====    ========      ======    =======   ========


                                               December 31, 1993
                            ------------------------------------------------------
U.S. government securities      3.24%   $335,509      $  120     $    4   $335,625
Federal agency securities       6.24      40,841       1,418        694     41,565
Corporate debt securities       6.49     426,910       6,564        694    432,780
Other securities                5.11      60,619         524         39     61,104
                               -----    --------      ------     ------   --------
                                5.13%   $863,879      $8,626     $1,431   $871,074
                               =====    ========      ======     ======   ========


                                               December 31, 1992
                            ------------------------------------------------------
U.S. government securities      6.43%   $  3,909      $   27     $   34   $  3,902
Federal agency securities       7.09      48,702         957        109     49,550
Corporate debt securities       7.00     451,960       8,233        323    459,870
Other securities                4.20     119,335          34         20    119,349
                               -----    --------      ------     ------   --------
                                6.47%   $623,906      $9,251     $  486   $632,761
                               =====    ========      ======     ======   ========

      At December 31, 1994, 1993 and 1992, there were no securities held for investment.

      Realized gains and losses on the available-for-sale portfolio are calculated on the specific identification method and were as follows:


                                             Year Ended December 31
                                             ----------------------
(Dollars in thousands)                       1994     1993     1992
                                             ----     ----     ----

Realized gains                               $457     $333     $499
Realized losses                                25       79       60



      The Company purchases securities under agreements to resell ("repurchase agreements") having terms of up to 90 days; however, they are typically overnight investments. Repurchase agreements outstanding at December 31, 1994 were $50,000,000 at 5.78 percent, sold by CS First Boston Corporation and $65,000,000 at 6.08 percent, sold by J.P. Morgan.
Repurchase agreements outstanding at December 31, 1993 were $210,000,000 at
3.36 percent, sold by CS First Boston Corporation. The repurchase agreements were collateralized by federal agency issues with market values at least 2 percent above the repurchase agreements. The highest month-end balances outstanding were $350,000,000 in 1994 and $210,000,000 in 1993. The average balances outstanding were $207,308,000 at a rate of 4.25 percent in 1994 and $60,000,000 at 3.34 percent in 1993.

      GWB is required to maintain certain minimum reserve balances with the Federal Reserve Bank ("FRB"). Included in cash were deposits at the FRB of $328,809,000 at December 31, 1994 and $258,672,000 at December 31, 1993.


NOTE 4:  MORTGAGE-BACKED SECURITIES

      An analysis of the mortgage-backed securities portfolio by loan type at December 31, 1994 and December 31, 1993 is included in the table on page 102 under the caption "Mortgage-backed Securities by Type."

      Mortgage-backed securities held to maturity consisted of the following:


                                                     Gross       Gross
                         Weighted               Unrealized  Unrealized
                          Average    Amortized     Holding     Holding        Fair
                            Yield         Cost       Gains      Losses       Value
                         --------    ---------  ----------  ----------       -----
(Dollars in thousands)                      December 31, 1994
                         ---------------------------------------------------------

FNMA                         6.57%  $2,385,128     $     -    $ 38,640  $2,346,488
FHLMC                        6.79    3,288,789           -      50,101   3,238,688
REMIC                        5.24      387,126           3      12,535     374,594
Other                        5.80      274,061           -      22,100     251,961
                             ----   ----------     -------    --------  ----------
                             6.57%  $6,335,104     $     3    $123,376  $6,211,731
                             ====   ==========     =======    ========  ==========

                                             December 31, 1993
                         ---------------------------------------------------------

REMIC                        4.80%  $  518,979     $   974    $  3,133  $  516,820
Other                        3.66       99,595           -      10,903      88,692
                             ----   ----------     -------    --------  ----------
                             4.61%  $  618,574     $   974    $ 14,036  $  605,512
                             ====   ==========     =======     ========  ==========


      There were no mortgage-backed securities held to maturity at December 31, 1992.

      Mortgage-backed securities available for sale consisted of the following:


                                                     Gross       Gross
                         Weighted               Unrealized  Unrealized
                          Average    Amortized     Holding     Holding        Fair
                            Yield         Cost       Gains      Losses       Value
                         --------    ---------  ----------  ----------       -----
(Dollars in thousands)                      December 31, 1994
                         ---------------------------------------------------------
FNMA                         6.02%  $1,055,152     $   416    $ 19,125  $1,036,443
FHLMC                        6.83    1,379,856         114      40,991   1,338,979
RTC                          6.62      186,028           -       7,743     178,285
Other                        6.66      390,750           -       9,954     380,796
                             ----   ----------     -------    --------  ----------
                             6.51%  $3,011,786     $   530    $ 77,813  $2,934,503
                             ====   ==========     =======    ========  ==========


                                                December 31, 1993
                         ---------------------------------------------------------
FNMA                         6.24%  $  529,882     $ 8,718    $      -  $  538,600
FHLMC                        6.79    1,233,625      24,577           -   1,258,202
RTC                          6.03      248,140           -       3,054     245,086
Other                        5.03      528,126       1,161         353     528,934
                             ----   ----------     -------    --------  ----------
                             6.24%  $2,539,773     $34,456    $  3,407  $2,570,822
                             ====   ==========     =======    ========  ==========

                                                December 31, 1992
                         ---------------------------------------------------------

FNMA                         7.18%  $  734,490     $16,524    $      -  $  751,014
FHLMC                        7.14    1,573,739      28,838           -   1,602,577
REMIC                        6.79      517,401       3,796         249     520,948
RTC                          7.01      272,378         146       1,733     270,791
Other                        7.14       70,049         517       3,453      67,113
                             ----   ----------     -------    --------  ----------
                             7.08%  $3,168,057     $49,821    $  5,435  $3,212,443
                             ====   ==========     =======    ========  ==========
/TABLE

      Gross realized gains on mortgage-backed securities, which are included in gain on mortgage sales on the Consolidated Statement of Operations, were as follows:

                                                 Year Ended December 31
                                               --------------------------
(Dollars in thousands)                           1994       1993     1992
                                                 ----       ----     ----
Realized gains                                 $    -     $1,097   $1,414



      Proceeds from the sales of mortgage-backed securities in 1993 were $35,142,000. There were no mortgage-backed securities sold in 1994 and 1992.

      There were no realized losses in 1994, 1993 or 1992. Gains and losses on mortgage-backed securities are calculated on the specific identification method.


NOTE 5:  LOANS RECEIVABLE

      An analysis of the loan portfolio by type at December 31, 1994 and December 31, 1993 is included in the table on page 102 under the caption "Loan Portfolio by Type." An analysis of the real estate loan portfolio by security type and state at December 31, 1994 is included in the table on page 103 titled "Real Estate Loans and Real Estate by State." An analysis of the California real estate loan portfolio and nonperforming loans by region at December 31, 1994 is included in the table on page 104 under the caption "California Real Estate Loans and Real Estate."

      The following comprised loans receivable:


                                                        December 31
                                                ---------------------------
(Dollars in thousands)                                 1994            1993
                                                       ----            ----
Loans receivable
  Real estate
    Held for investment                         $26,430,658     $28,788,519
    Available for sale                               61,302         324,080
  Consumer
    Held for investment                           2,186,969       2,028,255
    Available for sale                              238,476         179,642
                                                -----------     -----------
                                                 28,917,405      31,320,496
                                                -----------     -----------
  Loans in process                                   10,712             617
  Unearned income                                  (111,698)       (157,441)
  Reserve for estimated losses                     (438,051)       (502,269)
                                                -----------     -----------
                                                   (539,037)       (659,093)
                                                -----------     -----------
                                                $28,378,368     $30,661,403
                                                ===========     ===========


      A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on the fair value of the loan's collateral.
Changes in fair value are recorded through a valuation allowance. Charge-offs occur upon modification of the loan terms or in the event of foreclosure. The Company's policy for recognizing income on impaired loans is to accrue earnings unless a loan is in foreclosure or becomes nonperforming, at which time the accrued earnings are reversed. Cash receipts for impaired loans are allocated to principal and interest in accordance with the contractual terms of the loan. The recorded investment in loans for which impairment has been recognized in accordance with FAS 114, and the related reserves for estimated losses follows:


                                                             Impaired Loans
                                  -------------------------------------------------------------------
                                      Having                                  Having
                                     related  Reserves for    Net with    no related
                                    reserves     estimated    reserves  reserves for  Net of reserves
                                  for losses        losses  for losses        losses       for losses
                                  ----------  ------------  ----------  ------------  ---------------
(Dollars in thousands)                                     December 31, 1994
                                  -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family                   $ 31,011       $ 6,456    $ 24,555      $ 17,063         $ 41,618
    Apartments                        77,934        16,418      61,516        28,395           89,911
  Commercial
    Offices                           26,698         9,303      17,395         5,426           22,821
    Retail                            25,916         5,547      20,369         3,902           24,271
    Hotel/motel                       19,659         3,194      16,465         2,207           18,672
    Industrial                        12,646         3,018       9,628         1,728           11,356
    Other                              4,671         1,090       3,581           329            3,910
                                    --------       -------    --------      --------         --------
                                    $198,535       $45,026    $153,509      $ 59,050         $212,559
                                    ========       =======    ========      ========         ========

                                                           December 31, 1993
                                  -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family                   $ 14,614       $ 3,396    $ 11,218      $ 22,433         $ 33,651
    Apartments                        63,208        15,823      47,385        40,632           88,017
  Commercial
    Offices                           30,648        10,067      20,581        21,905           42,486
    Retail                            13,470         3,201      10,269        12,347           22,616
    Hotel/motel                       48,485         5,025      43,460        59,835          103,295
    Industrial                        10,745         2,614       8,131         6,412           14,543
    Other                              1,052           441         611         1,969            2,580
                                    --------       -------    --------      --------         --------
                                    $182,222       $40,567    $141,655      $165,533         $307,188
                                    ========       =======    ========      ========         ========


      Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

      The average recorded investment in impaired loans and the related amount of interest income recognized during the period of impairment follows:

                                                           Year Ended
(Dollars in thousands)                              December 31, 1994
                                                    -----------------
Average recorded investment
  in impaired loans                                          $298,315
Interest income recognized                                     24,733
Interest income recognized
  on cash-basis                                                25,061



      The average recorded investment in impaired loans for the year ended December 31, 1993 was $492,292,000.

      Loans receivable totaling $4,767,679,000 at December 31, 1994, were pledged to secure FHLB borrowings, certain deposits, securities sold under agreements to repurchase and other obligations and accounts.

      Gross unrealized gains on real estate loans available for sale totaled $176,000 at December 31, 1994 and $8,245,000 at December 31, 1993.

      A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors. Each loan is priced separately with a maximum cap and a minimum floor. The weighted-average cap was 13.11 percent and the weighted-average floor was 5.26 percent at December 31, 1994. At December 31, 1994, $4,916,862,000 of ARMs with an average yield of 7.09 percent had reached their floor rate. Without the floor, the average yield on those ARMs would have been 6.75 percent. The benefit to interest income from real estate loans which have reached their floor interest rate was approximately $53,985,000 in 1994 compared with $40,912,000 in 1993. The contract amount on ARMs subject to interest-rate caps and floors does not represent the exposure to market loss.

      The amortization of deferred loan fees included in interest income totaled $53,378,000 in 1994, $50,339,000 in 1993 and $51,507,000 in 1992.

      Certain loans meet the criteria of TDRs. TDRs totaled $148,244,000 at December 31, 1994. This compared with $294,772,000 at the end of 1993 and $160,513,000 at the end of 1992. There were no additional funds committed at December 31, 1994. The decrease in TDRs in 1994 was primarily the result of both a sale and a foreclosure of two nonperforming loans with a combined balance of approximately $92,390,000. In addition, $63,375,000 of performing TDR loans reached the end of the restructuring period, bringing them back to a normal amortization schedule.

      Interest on nonaccrual loans totaled $46,909,000 for the year ended December 31, 1994 compared with $79,588,000 for the year ended December 31, 1993 and $73,230,000 for the year ended December 31, 1992.

      Following is a summary of the reserve for estimated losses and charge-off experience for loans receivable:

                                                 Real Estate Loans             Consumer Loans
                                               ---------------------   ------------------------------
                                                                       Consumer       Bank
(Dollars in thousands)                               SFR       Other    Finance       Card      Other       Total
                                                     ---       -----   --------       ----      -----       -----

Balance at December 31, 1989                   $  30,882   $ 149,392   $ 31,716   $ 11,156    $10,025   $ 233,171
Provision for losses                              50,650     169,234     50,300     12,364      2,452     285,000
Charge-offs                                      (11,354)   (193,442)   (30,568)   (13,638)    (5,742)   (254,744)
Recoveries                                            84       1,416      8,960      2,409      2,550      15,419
                                               ---------   ---------   --------   --------    -------   ---------
Balance at December 31, 1990                      70,262     126,600     60,408     12,291      9,285     278,846
Provision for losses                              61,724      23,576     32,600     27,200      4,800     149,900
Charge-offs                                      (32,529)    (68,366)   (63,949)   (20,192)    (8,309)   (193,345)
Recoveries                                           896       5,831      8,923      1,874      1,420      18,944
Reserves of acquired companies                         -           -      7,434          -      1,271       8,705
                                               ---------   ---------   --------   --------    -------   ---------
Balance at December 31, 1991                     100,353      87,641     45,416     21,173      8,467     263,050
Provision for losses                             113,808     228,492     41,900     30,254      5,546     420,000
Charge-offs                                      (53,459)   (117,611)   (55,436)   (28,150)    (8,069)   (262,725)
Recoveries                                           240       5,008     14,661      2,022      2,641      24,572
                                               ---------   ---------   --------   --------    -------   ---------
Balance at December 31, 1992                     160,942     203,530     46,541     25,299      8,585     444,897
Adoption of FAS 114                                3,153      44,821          -          -          -      47,974
                                               ---------   ---------   --------   --------    -------   ---------
Balance at January 1, 1993                       164,095     248,351     46,541     25,299      8,585     492,871
Provision for losses                             300,185     123,468     37,900     (6,533)     7,980     463,000
Charge-offs                                     (254,075)   (151,700)   (50,174)   (20,794)    (1,911)   (478,654)
Recoveries                                         2,034       4,273     15,523      2,028      1,194      25,052
                                               ---------   ---------   --------   --------    -------   ---------
Balance at December 31, 1993                     212,239     224,392     49,790          -     15,848     502,269
Provision for losses                             167,049         693     41,900          -     (2,442)    207,200
Charge-offs                                     (191,701)    (42,981)   (54,041)         -     (3,351)   (292,074)
Recoveries                                         1,420       2,924     15,568          -        744      20,656
                                               ---------   ---------   --------   --------    -------   ---------
Balance at December 31, 1994                   $ 189,007   $ 185,028   $ 53,217   $      -    $10,799   $ 438,051
                                               =========   =========   ========   ========    =======   =========



      Provisions for losses on the leasing portfolio in 1994, included in Other consumer loan loss provisions, decreased as a result of the reversal of a $6,000,000 provision originally established for an expected loss which did not materialize.

      The ratio of net charge-offs to average loans follows:

                                            Real Estate Loans           Consumer Loans
                                           ------------------    -----------------------------
                                                                 Consumer       Bank
                                           SFR          Other     Finance       Card     Other     Total
                                           ---          -----    --------       ----     -----     -----
Year Ended December 31,
  1994                                     .71%          1.23%       2.06%         -%      .66%       .84%
  1993                                     .98           3.96        2.01      10.44       .19       1.43
  1992                                     .21           3.07        2.42       9.62      1.41        .76
  1991                                     .13           1.53        3.84       6.18      1.75        .55
  1990                                     .04           4.01        1.64       4.04       .77        .75


      The following table presents the Company's reserve for estimated losses as a percent of the respective loans receivable portfolios:

                                            Real Estate Loans           Consumer Loans
                                           ------------------    -----------------------------
                                                                 Consumer       Bank
                                           SFR          Other     Finance       Card     Other     Total
                                           ---          -----    --------       ----     -----     -----
December 31,
1994                                       .66%          5.96%       2.66%         -%     2.53%     1.28%
1993                                       .83           6.59        2.72          -      4.20      1.60
1992                                       .63           5.83        2.70       9.88      2.34      1.43
1991                                       .39           2.27        2.64       7.06      2.18       .82
1990                                       .28           2.98        4.39       4.08      2.35       .89



NOTE 6:  MORTGAGE BANKING

      Data pertaining to mortgage banking operations follow:

                                          Year Ended December 31
                                 ----------------------------------------
(Dollars in thousands)                 1994           1993           1992
                                       ----           ----           ----

Loans sold
  Adjustable rate                $   55,243     $  420,864     $   95,218
  Fixed-rate                      1,115,751      3,112,773      4,058,811
Mortgage-backed securities sold
  Adjustable rate                         -         32,010              -
  Fixed-rate                              -          2,035              -
                                 ----------     ----------     ----------
                                 $1,170,994     $3,567,682     $4,154,029
                                 ==========     ==========     ==========
/TABLE

      In 1994, the Company sold a $55 million adjustable rate, nonperforming TDR from the real estate loans held for investment portfolio.


                                                December 31
                                -----------------------------------------
(Dollars in thousands)                1994            1993           1992
                                      ----            ----           ----
Loans serviced for others      $10,992,369    $12,336,807    $13,106,074
Loan servicing spread                  .44%           .42%           .34%


      Loan servicing spread represents net servicing income as a percentage of the average portfolio serviced.

      The present value of retained yield on loans sold is amortized using the interest method adjusted quarterly for actual prepayment experience. At December 31, 1994, excess servicing of $25,934,000 was included in other assets and short servicing of $25,356,000 was included in other liabilities. At December 31, 1993, excess servicing was $38,778,000 and short servicing was $29,618,000. Following is a summary of the net unamortized balance of excess servicing on loans sold:


(Dollars in thousands)                                   1994         1993
                                                         ----         ----

Balance at beginning of year                          $ 9,160     $ 28,043
Additions (reductions) from sales                         604       (3,327)
Amortization                                           (9,186)     (15,556)
                                                      -------     --------
Balance at end of year                                $   578     $  9,160
                                                      =======     ========



      Gains on mortgage sales were derived from:


                                               Year Ended December 31
                                        -----------------------------------
(Dollars in thousands)                     1994          1993          1992
                                           ----          ----          ----
Loan servicing spread
  Gains                                 $ 1,922        $ 5,271      $    961
  Losses                                 (1,318)        (8,598)      (22,274)
                                        -------        -------      --------
  Net                                       604         (3,327)      (21,313)
(Discounts) premiums, net                (4,559)         4,985         1,343
Deferred loan fees                        8,879         29,968        53,787
Hedging gains (losses), net               1,472         (6,822)       (2,410)
Adjust to lower of cost or market        (1,057)           (50)        1,379
                                        -------        -------      --------
                                        $ 5,339        $24,754      $ 32,786
                                        =======        =======      ========


      Mortgage banking servicing income consisted of:

                                          Year Ended December 31
                                     ----------------------------------
(Dollars in thousands)                   1994         1993         1992
                                         ----         ----         ----

Collections                           $68,968     $ 77,706     $ 92,601
Guarantee fees                         (8,929)     (10,965)     (14,457)
Amortization of excess servicing       (9,186)     (15,556)     (25,455)
                                      -------     --------     --------
                                      $50,853     $ 51,185     $ 52,689
                                      =======     ========     ========


      GWB, as seller and servicer, issued mortgage pass-through certificates comprised of Class A certificates and Class B certificates. The Class B certificates, which GWB retained, are subordinated to the rights of the Class A certificate holders. GWB also sold loans to FNMA and FHLMC whereby a portion or all of the credit risk was retained. Following are data related to loans sold with credit enhancements and the accompanying exposure related thereto:


                                                       December 31
                                          ------------------------------------
(Dollars in thousands)                          1994         1993         1992
                                                ----         ----         ----
Loans sold with credit enhancements
  outstanding                             $1,409,631   $1,756,576   $2,405,413
Maximum exposure under credit
  enhancements                               778,705      778,896      817,152


       To facilitate the servicing of delinquent loans under these commitments and to minimize losses to the Company, loans in the amount of $71,400,000 in 1994, $165,103,000 in 1993 and $91,263,000 in 1992 have been repurchased from investors. Repurchased loans are included in the Company's periodic analysis of the adequacy of valuation reserves. Delinquent interest of approximately $1,669,000 in 1994, $8,187,000 in 1993 and $6,397,000 in
1992 was repurchased and subsequently written off. Periodically, the Company repurchases, for investment, loans which were previously sold. The Company repurchased loans totaling $476,274,000 in 1994, $20,723,000 in 1993 and
$3,116,000 in 1992.

NOTE 7:  REAL ESTATE

       An analysis of the real estate portfolio and nonperforming real estate by state at December 31, 1994 is included in the table on page 103 titled "Real Estate Loans and Real Estate by State." An analysis of California real estate and nonperforming real estate by region at December 31, 1994 is included in the table on page 104 titled "California Real Estate Loans and Real Estate."

       Real estate available for sale or development consisted of:


                                                        December 31
                                                -------------------------
(Dollars in thousands)                              1994             1993

Real estate available for sale
  Real estate acquired through foreclosure      $226,574        $ 370,630
  Other                                           55,673           82,174
                                                --------        ---------
                                                 282,247          452,804
Property development                              69,958          131,017
Accumulated depreciation                         (18,213)         (26,193)
Reserve for estimated losses                     (77,025)        (123,551)
                                                --------        ---------
                                                $256,967        $ 434,077
                                                ========        =========

      Interest capitalized on property development totaled $4,581,000 at December 31, 1994 and $7,484,000 at December 31, 1993.

      Real estate operations are summarized below:

                                                  Year Ended December 31
                                            ---------------------------------
(Dollars in thousands)                          1994         1993        1992
                                                ----         ----        ----
Net (gain) on sales of real estate          $ (6,437)    $(11,079)    $(5,639)
Interest recognized on advances               (1,341)      (1,023)     (1,695)
Net operating losses and holding costs        27,632       45,885       6,609
                                            --------     --------     -------
                                            $ 19,854     $ 33,783     $  (725)
                                            ========     ========     =======

      Following is a summary of the reserve for estimated losses:


(Dollars in thousands)              1994       1993       1992       1991       1990
                                    ----       ----       ----       ----       ----

Balance at beginning of year    $123,551   $185,204   $  6,862   $ 13,389   $  6,682
Adoption of FAS 114                    -    (66,102)         -          -          -
                                --------   --------   --------   --------   --------
Adjusted balance at
  beginning of year              123,551    119,102      6,862     13,389      6,682
Provision for losses              12,000     92,000    220,000     21,000     53,600
Charge-offs                      (65,769)   (87,673)   (41,658)   (28,266)   (47,813)
Recoveries                         7,243        122          -        739        920
                                --------   --------   --------   --------   --------
Balance at end of year          $ 77,025   $123,551   $185,204   $  6,862   $ 13,389
                                ========   ========   ========   ========   ========



NOTE 8:  INTEREST RECEIVABLE

      Following is a summary of interest receivable:

                                                   December 31
                                              ---------------------
(Dollars in thousands)                            1994         1993
                                                  ----         ----

Real estate loans                             $129,052     $134,334
Mortgage-backed securities                      68,908       25,051
Consumer loans                                   8,081        4,046
Securities                                      12,937        7,876
Taxes                                           11,120       43,188
Other                                              827          495
                                              --------     --------
                                              $230,925     $214,990
                                              ========     ========


      Other includes interest receivable on interest-rate swaps.

NOTE 9:  INVESTMENT IN THE FEDERAL HOME LOAN BANK SYSTEM

      The investment in the Federal Home Loan Banks consisted of capital stock, at cost, totaling $306,041,000 at December 31, 1994 and $307,352,000 at December 31, 1993.

      The Company earned 5.18 percent in 1994, 3.93 percent in 1993 and 1.88 percent in 1992 from dividends on its investment in FHLB stock. FHLB capital stock is pledged to secure FHLB borrowings. Earnings on FHLB stock will presumably continue to be restricted due to the funding requirements imposed on the Federal Home Loan Banks for affordable housing programs and the Resolution Funding Corporation.


NOTE 10:  PREMISES AND EQUIPMENT

      Premises and equipment consisted of the following:


                                                      December 31
                                                ------------------------
(Dollars in thousands)                                1994          1993
                                                      ----          ----
Land                                            $   89,630    $   84,950
Buildings and leasehold improvements               439,717       416,676
Furniture, fixtures and equipment                  546,884       528,020
Construction in progress                            14,065        21,808
                                                ----------    ----------
                                                 1,090,296     1,051,454
Accumulated depreciation and amortization         (474,180)     (427,763)
                                                ----------    ----------
                                                $  616,116    $  623,691
                                                ==========    ==========


       The Company leases various branch offices under capital and noncancellable operating leases which expire at various dates through 2073. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to 10-year periods. Future minimum lease payments under all noncancellable leases at December 31, 1994 were as follows:

                                               Operating      Capital
(Dollars in thousands)                            Leases       Leases
                                               ---------      -------
Year ending December 31,
1995                                            $ 53,134     $  7,633
1996                                              46,217        7,633
1997                                              40,489        7,633
1998                                              33,980        7,633
1999                                              27,787        7,633
Thereafter                                       167,939       90,269
                                                --------     --------
Total minimum lease payments                    $369,546      128,434
                                                ========
Amount representing interest                                   55,665
                                                             --------
Present value of minimum lease payments                      $ 72,769
                                                             ========



      Rental expense charged to earnings was $55,011,000 in the year ended December 31, 1994, $53,638,000 in the year ended December 31, 1993 and $57,823,000 in the year ended December 31, 1992.


NOTE 11:  CUSTOMER ACCOUNTS

      A summary of balances at December 31, 1994 and December 31, 1993 by type of account, and at December 31, 1994 by maturity of account is presented on page 100, under the captions "By Type," "By Product," and "Year-end 1994 by Maturity." An analysis of term deposits by interest rate and maturity at December 31, 1994 and by interest rate at December 31, 1993 is presented under the caption "Year-end 1994 Term Accounts by Maturity by Interest Rate."

      The average interest rate is based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawals. Noninterest bearing checking accounts represented 5.07 percent of total customer accounts at December 31, 1994 and 3.95 percent at December 31, 1993. Accrued but unpaid interest on customer accounts included in other liabilities totaled $9,888,000 at December 31, 1994 and $10,685,000 at December 31, 1993.

      The following is a summary of interest expense on customer accounts:

                                           Year Ended December 31
                                     ----------------------------------
(Dollars in thousands)                   1994         1993         1992
                                         ----         ----         ----

Checking                             $ 40,034     $ 42,976   $   57,838
Limited access                        152,081      162,568      206,801
Regular savings                        45,370       40,418       47,186
Term                                  712,814      693,119    1,021,648
                                     --------     --------   ----------
                                     $950,299     $939,081   $1,333,473
                                     ========     ========   ==========


NOTE 12:  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase generally represent borrowings of less than one year. The book value for these agreements approximates fair value. Agreements to repurchase are secured by mortgage loans and securities held by the Company. The collateral is summarized as follows:


                                                        December 31
                                                  ----------------------
(Dollars in thousands)                                  1994        1993
                                                        ----        ----

Repurchase liability                              $6,299,055    $      -
Weighted average yield                                  5.80%          -%
U.S. government and federal agency obligations
    Book value                                    $6,719,178    $      -
    Fair value                                     6,481,469           -


(Dollars in thousands)                        1994         1993         1992
                                              ----         ----         ----
Securities sold under agreements
  to repurchase
  Balance at year end                   $6,299,055   $        -   $  716,962
  Maximum outstanding at
    any month end                        6,299,055    1,384,092    1,155,080
  Average balance during the year        1,984,652      991,964      418,136
  Weighted average rate during
    the year                                  5.17%        3.19%        4.14%
  Weighted average rate at
    year end                                  5.80            -         3.60



NOTE 13:  SHORT-TERM BORROWINGS

      An analysis of borrowings by type at December 31, 1994 and December 31, 1993 and by maturity at December 31, 1994 is presented in the table titled "Borrowings" on page 99.

      The following is a summary of short-term borrowings:

                                                     December 31
                                              ------------------------
(Dollars in thousands)                             1994           1993
                                                   ----           ----
Commercial paper                              $  745,461     $392,658
Federal funds                                    275,000            -
Sallie Mae                                       190,000      177,025
Bank borrowings                                        -       51,800
Thrift notes                                           -       55,000
                                              ----------     --------
                                              $1,210,461     $676,483
                                              ==========     ========

      Commercial paper has maturities of less than 270 days, and at December 31, 1994, the average maturity was 27 days. In 1993, GWB syndicated a $1,000,000,000 Thrift Note program. These notes are sold through securities dealers to institutional investors and have maturities of less than 270 days. Other short-term borrowings mature in periods of up to 12 months.

      GWB has a $190,000,000 financing agreement with the Student Loan Marketing Association ("Sallie Mae") which is indexed to the London Interbank Offered Rate ("LIBOR"). The borrowings are fully secured by insured student loans made by GWB. The agreement expires March 31, 1995. Borrowings outstanding at December 31, 1994 totaled $190,000,000 at 6.38 percent.

      Short-term borrowings are summarized as follows:


(Dollars in thousands)                        1994         1993         1992
                                              ----         ----         ----
Commercial paper
  Balance at year end                     $745,461     $392,658     $256,091
  Maximum outstanding at any
    month end                              887,514      856,973      467,149
  Average balance during the year          431,021      521,509      311,122
  Weighted average rate during
    the year                                  4.78%        3.35%        4.10%
  Weighted average rate at
    year end                                  6.06         3.46         3.77

Other short-term borrowings
  Balance at year end                     $465,000     $283,825     $230,632
  Maximum outstanding at any
    month end                              540,000      428,618      331,373
  Average balance during the year          328,383      303,850      266,567
  Weighted average rate during
    the year                                  4.69%        3.77%        4.49%
  Weighted average rate at
    year end                                  6.29         3.78         4.27


NOTE 14:  OTHER BORROWINGS

      An analysis of borrowings by type at December 31, 1994 and December 31, 1993 and by maturity at December 31, 1994 is presented in the table titled "Borrowings" on page 99. Debt issue costs are amortized on the interest method over the term of the debt.

      The following is a summary of other borrowings:

                                                    December 31
                                             -------------------------
(Dollars in thousands)                             1994           1993
                                                   ----           ----
Senior debt                                  $2,374,781     $2,425,953
FHLB borrowings                                 187,000        306,150
Other                                            49,363         70,755
                                             ----------     ----------
                                             $2,611,144     $2,802,858
                                             ==========     ==========


FHLB Borrowings

      FHLB borrowings are secured by pledges of real estate loans and the capital stock of the FHLB. At December 31, 1994, interest rates, both fixed and variable, ranged from 4.11 percent to 8.45 percent. Average FHLB borrowings were $306,431,000 in 1994, $1,058,257,000 in 1993 and $342,576,000
in 1992.  Based upon these balances, the weighted average interest rate was
5.63 percent in 1994, 4.59 percent in 1993 and 9.05 percent in 1992.

      GWB has various borrowing alternatives with the FHLB, which include a $125,000,000 facility for overnight advances.

Senior Debt

      The Company has the following senior debt outstanding:

                                                         December 31
                                      Rate at     ------------------------
(Dollars in thousands)               12-31-94           1994          1993
                                     --------           ----          ----
GWB fixed-rate notes, due
  between 1997 and 2001
  at various rates                      10.07%    $  581,400    $  770,991
GWB medium-term notes,
  various rates,                            -              -        61,800
Parent company fixed-rate
  notes, due between 1998
  and 2002                               7.39        672,585       672,226
Parent company Eurodollar
  note, floating rate,
  due 1995                               6.56         28,250        28,250
Aristar medium-term notes,
  various rates, with
  maturities between one year
  and two years                          9.33         23,000        23,000
Other Aristar senior
  indebtedness, due between
  1995 and 2001 at various rates         7.65      1,069,546       869,686
                                                  ----------    ----------
                                                  $2,374,781    $2,425,953
                                                  ==========    ==========


       In December 1994, Aristar issued $100,000,000 in senior debt with a coupon of 8.125 percent which matures on December 1, 1997.

       In July 1994, Aristar issued $150,000,000 in senior debt with a coupon of 7.75 percent which matures on June 15, 2001.

       In July 1993, GWFC issued $225,000,000 in senior debt with a coupon of 6.375 percent which matures on July 1, 2000.

       Also in July 1993, Aristar issued $150,000,000 in senior debt with a coupon of 5.75 percent and a maturity of July 15, 1998.

       In June 1993, GWFC issued $150,000,000 in senior debt with a coupon of 6.125 percent and a maturity of June 15, 1998.

Credit Facilities

       In October 1994, Aristar syndicated a multi-year $450,000,000 Credit Facility with 22 banks for back-up liquidity and general corporate purposes. This agreement provides for drawdowns at a spread to the LIBOR. Aristar pays an annual commitment fee of 15 basis points on the unused portion. There were no borrowings under this agreement in 1994.

       In July 1994, GWB syndicated a multi-year $400,000,000 Credit Facility with 20 banks for back-up liquidity and general corporate purposes. This agreement provides for drawdowns at a spread to the LIBOR. The Bank pays an annual commitment fee of 17.5 basis points on the unused portion of this credit facility. There were no borrowings under this agreement in 1994.

       In July 1994, GWFC syndicated a multi-year $200,000,000 Credit Facility with 20 banks for back-up liquidity and general corporate purposes. The agreement provides for drawdowns at a spread to the LIBOR. The Company pays an annual commitment fee of 22.5 basis points on the unused portion. There were no borrowings under this agreement in 1994.

       The Company is subject to various debt covenants and believes it is in compliance at December 31, 1994.


NOTE 15:  FEDERAL AND STATE TAXES ON INCOME

       Following is a summary of the provision for taxes on income:

                                               Year Ended December 31
                                          --------------------------------
(Dollars in thousands)                        1994       1993         1992
                                              ----       ----         ----
Current tax expense (benefit)
  Federal                                 $120,100    $21,300    $ 169,700
  State                                     32,500       (800)      45,600
                                          --------    -------    ---------
                                           152,600     20,500      215,300
                                          --------    -------    ---------
Deferred tax expense (benefit)
  Federal                                      900       (800)    (139,700)
  State                                      1,800     10,300      (34,000)
                                          --------    -------    ---------
                                             2,700      9,500     (173,700)
                                          --------    -------    ---------
                                          $155,300    $30,000    $  41,600
                                          ========    =======    =========

      Deferred tax liabilities (assets) are comprised of the following:

                                                         December 31
                                                  -----------------------
(Dollars in thousands)                                 1994          1993
                                                       ----          ----
Deferred tax liabilities
  Loan fees and interest income                   $ 190,479     $ 179,075
  Financial leases                                   81,847        82,368
  FHLB dividends                                     54,914        50,106
  Amortization of intangibles                        29,743        43,454
  Depreciation                                       19,829        24,635
  Accrued interest income                            11,291        15,685
  Sales of unearned interest income                  10,202        11,690
  Cash method of accounting for income
    tax reporting                                     7,964         8,439
  Partnership income                                  5,741         9,351
  Election to reduce basis                            1,275         1,736
  Unrealized holding gains on securities                  -        15,594
  Other deferred income items                        43,015        30,581
                                                  ---------     ---------
                                                    456,300       472,714
                                                  ---------     ---------
Deferred tax assets
  Loss reserves                                    (173,886)     (211,615)
  Unrealized holding losses on securities           (37,581)            -
  Postemployment benefits                           (26,577)      (22,517)
  State taxes                                       (24,498)       (8,962)
  Unearned insurance commission                     (10,153)      (10,157)
  Deferred compensation                              (9,603)       (9,079)
  Gain on mortgage sales                             (7,510)       (8,402)
  Other deferred deduction items                    (56,180)      (41,195)
                                                  ---------     ---------
                                                   (345,988)     (311,927)
Deferred tax assets valuation allowance                   -             -
                                                  ---------     ---------
Net deferred tax liabilities                      $ 110,312     $ 160,787
                                                  =========     =========

      The following table reconciles the statutory income tax rate to the consolidated effective income tax rate:

                                                  Year Ended December 31
                                                 ------------------------
                                                 1994      1993      1992
                                                 ----      ----      ----

Federal income tax rate                          35.0%     35.0%     34.0%
State franchise tax rate, net of
  federal income tax effect                       6.0       7.2       7.6
                                                 ----      ----      ----
Statutory income tax rate                        41.0      42.2      41.6
Increase (reduction) in tax rate
  resulting from:
    Amortization of intangibles                   1.3       7.6      15.9
    Settlements with Internal Revenue Service       -      (9.8)        -
  Reversal of taxes previously provided          (2.9)     (5.9)     (5.0)
  Adjustment of deferred tax rate                 (.2)      2.2      (4.5)
  Other items, net                               (1.0)     (3.7)     (4.4)
                                                 ----      ----      ----
                                                 38.2%     32.6%     43.6%
                                                 ====      ====      ====

      Taxes on income included the following:


                                                      December 31
                                                 ---------------------
(Dollars in thousands)                               1994         1993
                                                     ----         ----
Net deferred liability
  Federal income tax                             $ 56,614     $ 97,438
  State franchise tax                              53,698       63,349
                                                 --------     --------
                                                  110,312      160,787
Taxes payable                                      85,811       24,039
                                                 --------     --------
                                                 $196,123     $184,826
                                                 ========     ========


      Thrift institutions that meet certain tests prescribed by the Internal Revenue Code are allowed a bad debt deduction for federal income tax purposes of either 8 percent of taxable income, or an amount determined from the thrift's loss experience. For 1994, 1993 and 1992 the Company used its loss experience to determine federal taxes payable.

      In accordance with FAS 109, a federal deferred tax liability of $253,571,000 has not been recognized at December 31, 1994 for $724,488,000 of temporary differences relating to the tax bad debt reserves of the Bank that arose prior to 1988.

      The Company's tax returns have been examined by the Internal Revenue Service through December 31, 1987 and by the California Franchise Tax Board through December 31, 1991.


NOTE 16:  EMPLOYEE BENEFIT PLANS

Pension Plans

      The Great Western Retirement Plan ("the plan") covers a majority of employees. Benefits under this plan are generally based on years of service and the highest consecutive 60-months earnings during the last 120 months of credited service prior to retirement. The Company's general funding policy is to contribute the maximum amount deductible for federal income tax purposes.

      The net periodic pension cost is computed as follows:

                                                Year Ended December 31
                                            ------------------------------
(Dollars in thousands)                          1994       1993       1992
                                                ----       ----       ----
Return on plan assets:
  Actual return                             $  1,877   $(15,715)  $(12,357)
  Expected return (higher) lower
    than actual return                       (17,559)     2,003         48
                                            --------   --------   --------
  Expected return                            (15,682)   (13,712)   (12,309)
Service cost                                  11,400      9,899      8,584
Interest cost                                 13,981     12,351     10,794
Net amortization of initial
  unrecognized net
  (asset) as of January 1, 1987                 (676)      (676)      (676)
Amortization of unrecognized net
  gain and deferrals                           1,398      1,076        418
Amortization of unrecognized prior
  service cost                                  (185)      (185)      (186)
                                            --------   --------   --------
                                            $ 10,236   $  8,753   $  6,625
                                            ========   ========   ========


      Assumptions used in determining the net periodic pension cost were:

                                                  Year Ended December 31
                                                  -----------------------
                                                  1994      1993     1992
                                                  ----      ----     ----

Weighted average discount rate                    7.75%     8.00%    8.00%
Rate of increase in future compensation levels    5.50      5.75     5.75
Expected long-term rate of return on plan assets  9.00      9.00     9.00


      Although the actual return on plan assets is shown, the expected long-term rate of return is used in determining net periodic pension cost. The difference between the actual return and expected return is shown as amortization of unrecognized net gain (loss).

      Accumulated plan benefit information and the funded status of the plan follow:

                                                        December 31
                                                   ---------------------
(Dollars in thousands)                                 1994         1993
                                                       ----         ----
Accumulated benefit obligation
  Vested                                           $142,865     $132,074
  Nonvested                                           4,887        4,673
                                                   --------     --------
                                                   $147,752     $136,747
                                                   ========     ========

Projected benefit obligation                       $178,043     $168,867
Fair value of plan assets                           170,808      172,200
                                                   --------     --------
Plan assets (less than) in excess
  of projected benefit obligation                    (7,235)       3,333
Unrecognized net transition asset                      (676)      (1,353)
Unrecognized prior service costs                       (185)        (371)
Unrecognized net loss                                34,294       25,675
                                                   --------     --------
Prepaid pension cost included in
  other assets                                     $ 26,198     $ 27,284
                                                   ========     ========



      The assumptions used in determining the actuarial present value of the projected benefit obligation were:

                                                   Year Ended December 31
                                                   ----------------------
                                                   1994     1993     1992
                                                   ----     ----     ----

Weighted average discount rate                     8.25%    7.75%    8.00%
Rate of increase in future
  compensation levels                              5.50     5.50     5.75
Expected long-term rate of return
  on plan assets                                   9.00     9.00     9.00


      Plan assets include certificates of deposit at GWB, equity securities, mutual funds, mortgage-backed securities and other fixed-income securities. Certificates of deposit at GWB totaled $6,400,000 at December 31, 1994 and $24,850,000 at December 31, 1993.

      The Company also sponsors a non-qualified, unfunded, supplemental executive retirement plan for certain senior officers and a nonqualified unfunded directors' retirement plan. Data related to these plans follow:


                                                   December 31
                                               -------------------
(Dollars in thousands)                            1994        1993
                                                  ----        ----

Projected benefit obligation                   $27,993     $26,281
Unrecognized net obligation                      3,787       4,294



      Pension expense for these plans totaled $4,590,000 for 1994, $4,420,000 for 1993 and $3,631,000 for 1992.

      The Company provides an optional deferred compensation plan for certain employees. Eligible employees can defer a portion of their compensation and the Company agrees to pay interest on the balance of funds deferred. An enhanced rate is paid on funds deferred over three years.

      The Company has purchased cost recovery life insurance, primarily with one carrier, on the lives of the participants of the supplemental executive retirement plan, directors' retirement plan and deferred compensation plan and it is sole owner and beneficiary of said policies. The amount of
coverage is   designed to provide sufficient revenues to fund said plans.
The net cash surrender value of this life insurance, recorded in other assets, was $151,393,000 at December 31, 1994 and $143,069,000 at December 31, 1993, and net premium income related to insurance purchased was $2,646,000 in 1994, $5,967,000 in 1993 and $3,768,000 in 1992.

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

      The following table shows the plan's status reconciled to the accrued postretirement benefit cost included in other liabilities on the Consolidated Statement of Financial Condition.

                                                         December 31
                                                     -------------------
(Dollars in thousands)                                  1994        1993
                                                        ----        ----

Accumulated postretirement benefit obligation
  Retirees                                           $24,900     $31,300
  Fully eligible active employees                      4,100       4,100
  Other active employees                              18,100      15,200
                                                     -------     -------
                                                      47,100      50,600
Unrecognized net gain (loss)                           2,959      (5,056)
                                                     -------     -------
Accrued postretirement benefit                       $50,059     $45,544
                                                     =======     =======



      The net postretirement medical and life insurance costs follow:


                                             Year ended December 31
                                          ----------------------------
(Dollars in thousands)                      1994       1993       1992
                                            ----       ----       ----

Service cost                              $2,349     $1,856     $1,759
Interest cost of accumulated
  postretirement benefit
  obligation                               3,730      3,370      3,133
                                          ------     ------     ------
                                          $6,079     $5,226     $4,892
                                          ======     ======     ======


      For measurement purposes, the cost of medical benefits was projected to increase at a rate of 11.75 percent in 1994, thereafter decreasing 1 percent per year until a stable 6.75 percent medical inflation rate is reached in 1999. Increasing the assumed health care cost trend by 1 percent in each year would increase the accumulated postretirement benefit obligation at December 31, 1994 by approximately $3,400,000 and the aggregate of the service and interest components of net periodic postretirement benefit cost for the year ended December 31, 1994 by $600,000. The present value of the accumulated benefit obligation assumed an 8.25 percent discount rate compounded annually at December 31, 1994 and 7.75 percent at December 31, 1993.

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

      In 1993 and 1992, the Company granted performance-based restricted stock awards to encourage and reward high levels of performance of the Company as measured by returns to shareholders. The shares will fully vest 10 years after the award date, and prior to such time, they are subject to accelerated vesting based on the Company's performance. At December 31, 1994, a total of 1,093,700 shares with a value of $20,248,000 had been granted. The unearned compensation is recorded as a separate reduction of stockholders' equity and is being amortized to expense over 60 months. The total amount of compensation expense related to restricted stock awards recorded was $3,798,000 in 1994, $3,693,000 in 1993 and $3,671,000 in 1992.

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

      Information with respect to stock options follows:

                                         Option Shares     Option Price Range
                                         -------------     ------------------

1993
  Outstanding at beginning of year           5,293,387        $ 7.70 - $22.15
  Granted                                      628,600         16.38 -  19.38
  Cancelled                                   (162,137)        10.38 -  19.38
  Exercised                                   (443,255)        10.38 -  18.63
                                            ----------        ---------------
  Outstanding at end of year                 5,316,595          7.70 -  22.15
1994
  Granted                                    2,287,806         16.63 -  20.25
  Cancelled                                   (209,860)        14.75 -  18.88
  Exercised                                   (282,300)        10.38    18.88
                                            ----------        ---------------
  Outstanding at end of year                 7,112,241        $ 7.70 - $22.15
                                            ==========        ===============
  Options exercisable at
    December 31, 1994                        3,157,620        $ 7.70 - $22.15
                                            ==========        ===============



Savings Plans

       The Company has an Employee Savings Incentive Plan which grants to all eligible employees the opportunity to invest up to 14 percent of their earnings in certain investment alternatives. For investments by employees of up to 6 percent of their earnings, the Company is obligated to and has contributed an amount equal to one-half thereof for credit to the employees' accounts. Further, the board of directors, at its discretion, may increase the Company's contribution to match up to 100 percent of the Company's obligated contribution. In 1994 and 1992 discretionary awards were made.
The Company contributed approximately $7,886,000 in 1994, including a discretionary addition of $1,877,000, $6,703,000 in 1993 and $9,439,000 in
1992, including a discretionary addition of $3,599,000.

NOTE 17:  STOCKHOLDERS' EQUITY

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

       Authorized but unissued shares of common stock reserved for stock options were 12,242,175 at December 31, 1994 and 12,549,475 at December 31, 1993. In addition, 2,529,407 shares of common stock had been reserved for the Dividend Reinvestment Plan.

       Parent company equity in retained earnings of subsidiaries was $1,179,243,000 at December 31, 1994 and $1,063,841,000 at December 31, 1993.

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

       The following ratios compare GWB with the fully phased-in capital requirements under regulations issued by the OTS:

                                            December 31, 1994
                             ----------------------------------------------
                                 Actual           OTS Benchmark
                             ---------------     --------------     Capital
(Dollars in millions)        Amount       %      Amount      %       Excess
                             ------      ---     ------     ---     -------

Leverage/tangible ratio      $2,032     5.12     $1,192    3.00        $840
Risk-based ratio              2,706    11.72      1,847    8.00         859



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

       Thrift institutions that meet certain tests prescribed by the Internal Revenue Code are allowed a bad debt deduction for federal income tax purposes. Because of such deductions, only $663,000,000 of retained earnings of the Bank at December 31, 1994 are available for use without adverse tax consequences. This amount represents the earnings and profits of the bank which, in accordance with the Internal Revenue Code, are available for the payment of dividends. If retained earnings in excess of earnings and profits are subsequently used by the Bank for purposes other than to absorb loan losses, including distributions in liquidation, the amounts used will be subject to federal income taxes at the then prevailing corporate tax rates. It is not contemplated that retained earnings will be used in a manner which will create federal income tax liabilities.


NOTE 18:  CONTINGENT LIABILITIES

       In the normal course of its business, the Company is named a defendant in various legal proceedings and claims. In the opinion of management, after consultation with outside legal counsel representing the Company in these lawsuits, their outcomes will not have a material effect on the Company's financial position, liquidity or results of operations.

NOTE 19:  PARENT COMPANY FINANCIAL INFORMATION

       Effective March 31, 1994, Bryant, a property development subsidiary, became a wholly-owned direct subsidiary of the Company. This realignment was in the form of a dividend from GWB to GWFC in the amount of Bryant's book value of $38,442,000.

       Effective June 30, 1993, Aristar became a wholly-owned subsidiary of the Company. This realignment was in the form of a dividend from GWB to GWFC and a simultaneous cash capital contribution by GWFC to GWB of $369,473,000 which represented the dividended Company's book value. Aristar is expected to continue to be a source of operating income.

Statement of Operations

                                              Year Ended December 31
                                      -------------------------------------
(Dollars in thousands)                    1994           1993          1992
                                          ----           ----          ----
Income
Dividends from subsidiary banks       $139,764      $ 500,970      $156,340
Dividends from nonbanking
  subsidiaries                          29,500         23,500         7,500
Management fees and interest
  charged subsidiaries                   6,959         10,705        11,289
Income (loss) from securities
  and investments                        8,188           (343)          (55)
Other                                    1,848          3,056             2
                                      --------      ---------      --------
                                       186,259        537,888       175,076
                                      --------      ---------      --------
Expenses
Interest expense on borrowings          56,567         45,219        35,030
Operating and administrative            21,703         17,805        20,209
Federal and state taxes
  (credits) on income                  (24,294)       (22,368)      (18,944)
                                      --------      ---------      --------
                                        53,976         40,656        36,295
                                      --------      ---------      --------
Earnings before accounting change
  and undistributed net earnings
  of subsidiaries                      132,283        497,232       138,781
Accounting change                            -              -          (247)
Undistributed (overdistributed) net
  earnings of subsidiaries             118,951       (435,185)      (53,528)
                                      --------      ---------      --------
                                      $251,234      $  62,047      $ 85,006
                                      ========      =========      ========


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

Statement of Financial Condition

                                                       December 31
                                                 ------------------------
(Dollars in thousands)                                 1994          1993
                                                       ----          ----
Assets
Cash                                             $    1,933    $      500
Certificates of deposit and federal funds           115,000       210,000
Securities available for sale                        86,726        24,915
Investment in subsidiaries at cost plus
  equity in undistributed earnings
    Great Western Bank                            2,256,089     2,247,689
    Nonbanking subsidiaries                         512,164       428,535
Advances to subsidiaries                             98,146        54,271
Taxes receivable                                     30,363        60,662
Other assets                                        249,282       239,505
                                                 ----------    ----------
                                                 $3,349,703    $3,266,077
                                                 ==========    ==========
Liabilities and stockholders' equity
Accounts payable and accrued expenses            $  151,651    $  142,200
Commercial paper                                     13,431             -
Floating-rate notes                                  28,250        28,250
Fixed-rate notes                                    672,585       672,226
                                                 ----------    ----------
                                                    865,917       842,676
Stockholders' equity (see Consolidated
  Statement of Financial Condition)               2,483,786     2,423,401
                                                 ----------    ----------
                                                 $3,349,703    $3,266,077
                                                 ==========    ==========

      Following is a summary of the parent company debt by maturity:


(Dollars in thousands)                  December 31, 1994
                                        -----------------
1995                                             $ 41,681
1998                                              249,579
2000 and thereafter                               423,006
                                                 --------
                                                 $714,266
                                                 ========
/TABLE

Statement of Cash Flows

                                                  Year Ended December 31
                                          -------------------------------------
(Dollars in thousands)                         1994          1993          1992
                                               ----          ----          ----
Operating Activities
  Net earnings                            $ 251,234     $  62,047     $  85,006
  Noncash adjustments to net earnings
    (Undistributed) overdistributed
      net earnings of subsidiaries         (118,951)      435,185        53,528
    Income taxes                             31,528        46,170       (52,999)
    Other                                   (40,044)      245,699        (4,677)
                                          ---------     ---------     ---------
  Net cash provided by operating
    activities                              123,767       789,101        80,858
                                          ---------     ---------     ---------
Financing Activities
  Proceeds from issuance of
    Common stock                             29,842        31,168        14,419
    Preferred stock                               -             -       159,446
  Cash dividends paid                      (147,539)     (145,892)     (134,263)
                                          ---------     ---------     ---------
                                           (117,697)     (114,724)       39,602
  Borrowings
    Proceeds from new long-term debt              -       373,019       199,034
    Repayment of long-term debt                   -       (77,785)     (271,664)
    Net change in short-term debt            13,431             -             -
                                          ---------     ---------     ---------
                                             13,431       295,234       (72,630)
                                          ---------     ---------     ---------
  Net cash (used in) provided by
    financing activities                   (104,266)      180,510       (33,028)
                                          ---------     ---------     ---------
Investing Activities
  Proceeds from maturities                   24,863             -             -
  Purchases of securities                   (87,754)      (24,919)            -
  Investment in subsidiaries                (50,177)     (734,231)      (48,662)
                                          ---------     ---------     ---------
  Net cash (used in) investing
    activities                             (113,068)     (759,150)      (48,662)
                                          ---------     ---------     ---------
Net (decrease) increase in cash and
  cash equivalents                          (93,567)      210,461          (832)
Cash and cash equivalents at
  beginning of year                         210,500            39           871
                                          ---------     ---------     ---------
Cash and cash equivalents at
  end of year                             $ 116,933     $ 210,500     $      39
                                          =========     =========     =========
Supplemental cash flow disclosure
Cash paid (received) for
  Interest on borrowings                  $  56,300     $  38,427     $  28,776
  Income taxes                              (54,594)        8,761        47,145

/TABLE

NOTE 20:  FINANCIAL INSTRUMENTS

       The Company is a party to financial instruments with off-balance-sheet risk and other derivative financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. All financial instruments are held or issued for purposes other than trading. These financial instruments include commitments to extend credit, at both fixed and variable rates, loans sold with credit enhancements, standby letters of credit, interest-rate caps and floors written, and interest-rate and cash flow swap agreements. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statement of Financial Condition. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. For interest-rate caps, floors, swap transactions, loans sold with credit enhancements, purchased put options and forward sales, the contract or notional amounts do not represent exposure to risk of loss.

       The Company extends credit and requires collateral for loans sold with credit enhancements under the same lending policies as for all other real estate loans.

Interest Rate Risks

       The Company uses derivative financial instruments to manage its exposure to interest rate changes related to its portfolio of loans and borrowings. The Company's objective is to manage the impact of interest rate changes on earnings. The notional amounts of interest-rate risk management instruments used by the Company are indicated in the following table:

                                                December 31
                                            --------------------
(Dollars in thousands)                          1994        1993
                                                ----        ----

Options purchased                           $      -    $100,000
Forward sales contracts                        1,410     124,480
Interest-rate swaps                          109,000     109,000
Cash flow swaps                              197,991      60,864


       The Company uses purchased put options to hedge its exposure to increasing interest rates with respect to its fixed-rate loan commitments. Put options grant the Company, for a premium payment, the right to sell to the writer a specified financial instrument at a predetermined price for a predetermined period of time. The cost is recorded in other assets and amortized to gains and losses on loan sales over the life of the hedged assets. Realized gains from option contracts are recorded at the time the hedged instrument expires.

       The Company's credit risk exposure in the event of nonperformance by a counterparty is the loss of potential gains on the exercise of the option. The Company's exposure to risk of accounting loss is limited to the premium paid for the option.

       The Company uses forward sales contracts to hedge its exposure to increasing interest rates with respect to its fixed-rate commitments. Forward sales contracts are used to sell specific financial instruments (fixed-rate loans) at a future date for a specified price. Gains or losses are recognized at the time the contracts mature and are recorded as a component of gain on mortgage sales.

       The Company uses interest-rate swaps to manage interest-rate risk and reduce interest expense by improving the execution of borrowings to which the interest-rate swap is tied. At December 31, 1994 and 1993, the Company had outstanding interest-rate swaps related to FHLB borrowings in which the Company paid a fixed rate and received a rate tied to three month LIBOR. At December 31, 1994, the rate paid was 5.26 percent and the rate received was
5.81 percent. Interest receivable on these swaps is recorded in interest receivable and interest payable is recorded in other liabilities. The income and expense related to these interest-rate swaps was recorded as a decrease or increase to interest expense on borrowings. The net cost of interest-rate swap agreements was $755,000 for the year ended December 31, 1994, $3,825,000 for the year ended December 31, 1993 and $11,045,000 for the year ended December 31, 1992.

       The Company's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Company. The Company manages the potential credit exposure through careful evaluation of counterparty credit standing.

       The Company uses cash flow swap agreements to reduce its interest-rate exposure with regard to its Investor CD, an insured account which is indexed the Standard and Poor's (S&P) 500 performance. The Company Agreed to pay a fixed or variable rate in exchange for the customer receiving a return tied to the S&P 500. The average interest rate paid by GWB was 4.39 percent at December 31, 1994 and 4.09 percent at December 31, 1993. The monthly payment is recorded in interest expense on customer accounts and the amount received is passed to the cash flow swap agreements in the event of the failure of a counterparty to perform according to the terms of the contract would approximate the amount of interest to be paid to the Bank's customers on the Investor CD portfolio.

Credit Commitments

       The Company enters into commitments to fund real estate loans to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Fees received in connection with loan commitments are deferred in other liabilities until the loan is advanced and are then recognized over the term of the loan as an adjustment of the yield. Fees on commitments that expire unused are recognized in loan fees at expiration. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. The value of the property as security for a mortgage loan is determined by qualified real estate appraisers.

       The Company had outstanding commitments to fund real estate loans of $881,575,000 at December 31, 1994 which consisted of $22,264,000 fixed-rate and $859,311,000 adjustable rate, and $776,574,000 at December 31, 1993 which consisted of $196,472,000 fixed-rate and $580,102,000 adjustable rate.

       The Company has issued standby letters of credit from time to time to meet the credit needs of its customers. The letters of credit outstanding are generally performance guarantees supporting certain property development projects and totaled $12,892,000 at December 31, 1994 and $14,272,000 at December 31, 1993. The notional value of letters of credit does not necessarily represent future cash requirements.

       The Company's maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Concentrations of Credit Risk

       The Company primarily originates real estate loans of which a substantial portion of the portfolio is secured by real estate located in California and Florida.

Fair Value of Financial Instruments

       Fair value estimates and the methods and assumptions used to determine the fair value of the Company's financial instruments follow:

Short-term Investments and Debt Securities

       The carrying amount of short-term instruments is a reasonable estimate of their fair value. The fair value of securities available for sale and mortgage-backed securities is principally based on quoted market prices from various sources. For securities which have no quoted market price and are short-term in nature, the fair value is determined to be the book value at the reporting date.

       The following table presents the carrying amount and fair value of investments and mortgage-backed securities:

                                   December 31, 1994          December 31, 1993
                                -----------------------    -----------------------
                                 Carrying         Fair     Carrying         Fair
(Dollars in thousands)             Amount        Value       Amount        Value
                                 --------        -----     --------        -----
Loans receivable
  Real estate                 $26,016,944  $25,113,197  $28,519,144  $29,311,099
  Consumer
    Term                        1,929,278    1,908,099    1,849,874    1,874,501
    Nonterm                       340,450      341,971      205,528      205,528
Excess/short servicing fees           578        8,833        9,160       17,307


Customer Accounts

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

       The following table presents information for deposit liabilities:


                           December 31, 1994          December 31, 1993
                       ------------------------   -------------------------
                          Carrying          Fair     Carrying          Fair
(Dollars in thousands)      Amount         Value       Amount         Value
                          --------         -----     --------         -----
Customer accounts
  Term                 $16,530,164   $16,173,443  $17,980,931   $18,014,058
  Nonterm               12,170,783    12,170,783   13,550,632    13,550,632



Short-term Borrowings

      Because of the short-term nature of these borrowings, fair value approximates book value.

Securities Sold Under Agreements to Repurchase and Other Borrowings

      Long-term borrowings are stratified by remaining maturity, and fair value is calculated based on discounted future cash flows. The discount rate used was based upon a projected treasury yield curve plus 100 basis points. The maturity used in the present value calculation of long-term, variable-rate borrowings is the date at which the borrowing would next be repriced.

      The following table presents information for borrowings:

                                December 31, 1994         December 31, 1993
                             -----------------------   -----------------------
                               Carrying         Fair     Carrying         Fair
(Dollars in thousands)           Amount        Value       Amount        Value
                               --------        -----     --------        -----
Securities sold under
  agreements to repurchase   $6,299,055   $6,281,300   $        -   $        -
Short-term borrowings         1,210,461    1,210,461      676,483      676,483
Other borrowings
  Fixed-rate notes            2,323,531    2,291,933    2,312,903    2,494,230
  FHLB borrowings               187,000      186,719      306,150      309,710
  Medium-term notes              23,000       23,442       84,800       87,877
  Floating-rate notes            28,250       28,246       28,250       28,373
  Other                          49,363       54,981       70,755       86,269


Financial Instruments with Off-Balance-Sheet Risk

       The fair value of cash flow swaps, put options purchased as a hedge of fixed-rate commitments and commitments to fund real estate loans is estimated using current market prices adjusted for various risk factors and market volatility. The fair value of letters of credit is based on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of outstanding interest-rate swaps is based on expected remaining net cash flows discounted at three-month LIBOR.

       The estimated fair values of the Company's off-balance-sheet financial instruments were as follows:

                                  December 31, 1994        December 31, 1993
                                ---------------------    ---------------------
                                Carrying         Fair    Carrying         Fair
(Dollars in thousands)            Amount        Value      Amount        Value
                                --------        -----    --------        -----
Other financial instruments
Assets
  Loan commitments
    Fixed                          $   -     $ (1,194)      $   -       $  344
    Variable                           -      (15,224)          -        5,222
  Forward sales contract               -            2           -         (492)
  Put options                          -            -         585          272
  Standby letters of credit            -          (77)          -          (86)
Liabilities
  Interest-rate swaps                 95        8,543        (237)          97
  Cash flow swaps                   (747)        (631)       (225)        (663)


      The carrying value of off-balance-sheet financial instruments represents accruals or deferred income arising from those financial instruments.


NOTE 21:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial operating data are included in "Stockholder Data and Quarterly Information (Unaudited)" on page 105 of this annual report to stockholders.

      Fourth quarter 1994 earnings included a $62.3 million pretax gain ($37.1 million, or $.28 per share after tax) on the sale of 31 Florida West Coast retail banking branches sold in December. In addition, the Company wrote off approximately $11.7 million ($7.5 million, or $.06 per share, after tax) of intangibles related to interstate banking access rights.

      Third quarter 1993 earnings were affected by an additional $150 million of provisions for losses on loans and real estate established for four separate bulk sales of distressed assets.

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


NOTE 22:  SEGMENT DATA

      The Company operates in the banking and consumer finance industries. The Bank operations are primarily one business segment, attracting customer deposits for real estate lending. However, ancillary activities related to real estate lending, mortgage banking and retail banking are also included. Consumer finance operations include installment loans to consumers and installment contracts purchased from retail merchants as well as home equity loans. A summary of business segments is included in the table within "Segment Data" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Great Western Financial Corporation

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Great Western Financial Corporation and its subsidiaries ("the Company") at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company adopted accounting standards that changed its methods of accounting for postretirement benefits other than pensions and income taxes in 1992, and its methods of accounting for impairment of loans and certain debt and equity securities in 1993.



Los Angeles, California
January 18, 1995



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



Carl F. Geuther
Executive Vice President and Chief Financial Officer
January 18, 1995

STATISTICAL INFORMATION

CASH AND SECURITIES ANALYSIS

                                                                           December 31
                                                        -----------------------------------------------
                                             Rate at
(Dollars in millions)                       12-31-94       1994      1993      1992      1991      1990
                                            --------       ----      ----      ----      ----      ----
By Type
Certificates of deposit, federal
  funds, repurchase agreements                  6.00%    $  165    $  217    $  350    $  105    $  358
U.S. government securities                      6.89         10       336         4       107       173
Federal agency securities                       6.40        515        41        49        23        58
Corporate debt securities                       6.44        364       433       452       455       485
Other securities                                5.67         28        61       119        93       211
                                                ----     ------    ------    ------    ------    ------
                                                          1,082     1,088       974       783     1,285
Cash                                                        984       759       686       615       535
                                                         ------    ------    ------    ------    ------
                                                         $2,066    $1,847    $1,660    $1,398    $1,820
                                                         ======    ======    ======    ======    ======
Yield to maturity on interest earning
  securities at year end, excluding
  insurance subsidiary                                     6.28%     4.66%     5.21%     6.74%     7.93%




Year-end 1994 by Maturity
(Dollars in millions)                               Less than           1-5          5-10         After 10
Fair Value                             Total         one year         years         years            years
                                       -----        ---------         -----         -----         --------
Certificates of deposit, federal
  funds, repurchase agreements        $  165  6.00%      $165  6.00%   $  -     -%    $ -     -%        $-     -%
U.S. government securities                10  6.89          2  4.23       4  7.00       4  7.86          -     -
Federal agency securities                515  6.40        108  6.21     400  6.44       6  7.23          1  6.96
Corporate debt securities                364  6.44        161  6.19     163  6.31      40  7.96          -     -
Other securities                          28  5.67         13  5.35       7  6.08       5  6.17          3  5.35
                                      ------  ----       ----  ----    ----  ----     ---  ----         --  ----
                                      $1,082  6.34%      $449  6.09%   $574  6.40%    $55  7.72%        $4  5.67%
                                      ======  ====       ====  ====    ====  ====     ===  ====         ==  ====

Securities, excluding insurance
  subsidiary                          $1,027  6.28%      $424  6.07%   $560  6.37%    $39  7.44%        $4  5.67%
                                      ======  ====       ====  ====    ====  ====     ===  ====         ==  ====

Amortized Cost
Certificates of deposit, federal
  funds, repurchase agreements        $  165              $165         $  -           $ -               $-
U.S. government securities                11                 2            4             5                -
Federal agency securities                523               109          407             6                1
Corporate debt securities                372               161          168            43                -
Other securities                          30                14            8             5                3
                                      ------              ----         ----           ---               --
                                      $1,101              $451         $587           $59               $4
                                      ======              ====         ====           ===               ==
/TABLE

BORROWINGS


                                                                                    December 31
                                                  Rate at    -------------------------------------------
(Dollars in millions)                            12-31-94       1994     1993     1992     1991     1990
                                                 --------       ----     ----     ----     ----     ----
By Type
Securities sold under agreements to repurchase       5.80%   $ 6,299   $    -   $  717   $1,419   $   40
Short-term borrowings                                6.15      1,211      676      487      777      499
FHLB borrowings                                      5.47        187      306      311      364    1,131
Senior debt                                          8.22      2,424    2,497    2,636    3,032    4,845
Other subordinated debt                                 -          -        -        -        -       24
                                                    -----    -------   ------   ------   ------   ------
                                                             $10,121   $3,479   $4,151   $5,592   $6,539
                                                             =======   ======   ======   ======   ======

Average interest rate on borrowings at year end                 6.42%    7.34%    7.60%    7.69%    9.16%


                                                           Less than      1-2      2-5    5-10
(Dollars in millions)                              Total    one year    years    years   years
                                                   -----   ---------    -----    -----   -----
Year-end 1994 by Maturity
Securities sold under agreements to repurchase   $ 6,299      $6,114     $185   $    -    $  -
Short-term borrowings                              1,211       1,211        -        -       -
FHLB borrowings                                      187          72        6      109       -
Senior debt                                        2,424         217      105    1,330     772
                                                 -------      ------     ----   ------    ----
                                                 $10,121      $7,614     $296   $1,439    $772
                                                 =======      =======    ====   ======    ====

Average interest rate on borrowings by maturity     6.42%       5.94%    6.11%    8.05%   8.21%

/TABLE

CUSTOMER ACCOUNTS

                              Coupon                                     December 31
                              Rate at   -----------------------------------------------------------------------------
(Dollars in millions)        12-31-94      1994    %       1993    %       1992    %       1991    %       1990    %
                             --------      ----   ---      ----   ---      ----   ---      ----   ---      ----   ---
By Type
Retail accounts
  Transaction accounts
    Checking                     .86%   $ 4,573    16   $ 4,533    14   $ 3,859    12   $ 2,764     9   $ 2,215     8
    Limited access              2.74      5,440    19     6,699    21     7,012    23     5,431    18     3,506    12
    Regular savings             2.02      2,000     7     2,146     7     1,790     6     1,363     5     1,245     4
  Term accounts
    Less than 6 months          3.73      1,610     5     2,872     9     5,018    16     5,851    19     3,528    12
    6 months                    4.10      5,135    18     7,004    22     5,338    17     7,850    26     7,167    24
    1 year                      5.28      4,891    17     2,868     9     1,515     5     1,543     5     4,866    16
    2 years                     4.61        558     2       595     2       547     2       611     2     1,130     4
    3 years and over            6.01      2,558     9     2,878     9     2,173     7     1,298     4     1,292     4
    Deferred compensation       5.45      1,372     5     1,349     5     2,974    10     2,811     9     2,523     9
                                ----    -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
Total retail accounts                    28,137    98    30,944    98    30,226    98    29,522    97    27,472    93
Wholesale accounts              3.94        564     2       588     2       683     2     1,048     3     2,177     7
                                ----    -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
                                        $28,701         $31,532         $30,909         $30,570         $29,649
                                        =======         =======         =======         =======         =======
Average rate at year end                   3.60%           3.10%           3.48%           5.34%           7.40%

By Product
Checking accounts                       $ 9,856    34   $11,040    35   $10,703    35   $ 8,092    27   $ 5,663    19
Regular savings accounts                  1,999     7     2,146     7     1,790     6     1,363     4     1,244     4
Tax-deferred accounts
  Deferred compensation                   1,372     5     1,349     5     2,974    10     2,811     9     2,523     9
  IRA/Keogh                               2,712    10     2,894     9     2,825     9     2,743     9     2,491     8
$100,000 accounts
  Negotiable certificates
    of deposit                                -     -         -     -        -     -          -     -        45     *
  Wholesale transaction                     158     1       173     *       197     1       330     1       307     1
  Public funds                              403     1       411     1       457     1       514     2     1,164     4
  Other broker accounts                       4     *         4     *        28     *       203     1       661     2
  Other certificate
   accounts                                 341     1       645     2       763     2       837     2     1,123     4
Consumer term accounts                   11,856    41    12,870    41    11,172    36    13,677    45    14,428    49
                                        -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
                                        $28,701         $31,532         $30,909         $30,570         $29,649
                                        =======         =======         =======         =======         =======

*Less than one percent

Year-end 1994 Term Accounts by Maturity by Interest Rate

                                                 90 days   180 days                                   December 31
                                       Within         to      to        1-2     2-3    3 years     -----------------
(Dollars in millions)                 90 days   180 days    1 year     years   years   and over      1994       1993
                                      -------   --------   --------    -----   -----   --------      ----       ----

Under 4%                               $2,078     $1,099     $  460   $   77    $ 11       $ 20    $3,745    $10,998
4 to 6%                                 1,193      2,256      3,022    1,665     440        787     9,363      4,789
6 to 8%                                    62         86        790    1,524     576        159     3,197      1,619
Over 8%                                     2          5         16      188       2         12       225        575

$100,000 accounts included above          470        147         98       18       4         11       748      1,060



Year-end 1994 by Maturity                           Within
                                             No        one
(Dollars in millions)                  maturity       year      1996     1997    1998    1999    After 1999
                                       --------    -------      ----     ----    ----    ----    ----------

Balances                                $12,171    $11,069    $3,454   $1,029    $439    $530           $ 9
Average coupon rate                        1.88%      4.47%     5.75%    5.69%   5.21%   5.59%         5.37%


LOAN ANALYSIS

                                                                            Year Ended December 31
                                         ----------------------------------------------------------------------------------------
(Dollars in millions)                       1994       %       1993      %       1992      %       1991      %       1990      %
                                            ----      ---      ----     ---      ----     ---      ----     ---      ----     ---
Sources of Real Estate Lending
  Funds
Mortgage principal repayments            $ 4,615            $ 5,720           $ 6,324           $ 5,056           $ 4,583
Mortgage sales                             1,171              3,568             4,154             2,491             4,601
Retail customer accounts (sold)
  acquired                                  (982)             4,094             2,258             2,783             4,650
Increase (decrease) in borrowings          6,641               (672)           (1,441)             (947)           (3,736)
Customer accounts (decrease)
  increase                                (1,849)            (3,471)           (1,920)           (1,862)            1,215
Cash and securities (increase)
  decrease                                  (219)              (186)             (263)              422                70
Mortgage-backed securities purchased      (1,539)              (925)             (655)             (262)             (599)
Net earnings                                 251                 62                85               298               127
Other                                       (168)               598               674              (436)             (241)
                                         -------            -------           -------           -------           -------
                                         $ 7,921            $ 8,788           $ 9,216           $ 7,543           $10,670
                                         =======            =======           =======           =======           =======
Real Estate Lending for the Year
By Security Type
Single-family                            $ 7,807       98   $ 8,623      98   $ 9,098      98   $ 7,484      99   $10,567      99
Apartments                                    51        1        52       1        68       1        36       1        67       1
Commercial properties                         63        1       113       1        50       1        23       *        36       *
                                         -------    -----   -------   -----   -------   -----   -------   -----   -------   -----
                                         $ 7,921            $ 8,788           $ 9,216           $ 7,543           $10,670
                                         =======            =======           =======           =======           =======
By Purpose
Purchase of property                     $ 4,421       56   $ 3,152      36   $ 3,205      35   $ 3,682      49   $ 7,440      70
Refinance                                  3,479       44     5,607      64     6,005      65     3,850      51     3,204      30
Construction                                  21        *        29       *         6       *        11       *        26       *
                                         -------    -----   -------   -----   -------   -----   -------   -----   -------   -----
                                         $ 7,921            $ 8,788           $ 9,216           $ 7,543           $10,670
                                         =======            =======           =======           =======           =======

By Loan Type
Long-term - essentially 30-40 years
  ARM                                    $ 6,868       87   $ 5,243      60   $ 4,734      51   $ 4,759      63   $ 9,133      86
  Fixed                                      603        7     2,102      24     2,688      29     1,828      24       873       8
Short-term - essentially 15 years
  or less
  ARM                                        130        2       185       2       253       3       333       5       450       4
  Fixed                                      320        4     1,258      14     1,541      17       623       8       214       2
                                         -------    -----   -------   -----   -------   -----   -------   -----   -------   -----
                                         $ 7,921            $ 8,788           $ 9,216           $ 7,543           $10,670
                                         =======            =======           =======           =======           =======
Average new loan rate                               5.89%              7.05%             8.25%             9.78%            10.69%
Average ARM differential                            2.59%              2.47%             2.25%             2.30%             2.43%


*Less than one percent

                                                                               December 31
                                  --------------------------------------------------------------------------------------
(Dollars in millions)                 1994     %       1993     %       1992      %       1991      %       1990      %
                                      ----    ---      ----    ---      ----     ---      ----     ---      ----     ---
Loan Portfolio by Type
Real estate
  Long-term-essentially 30-40
    years
      ARM                         $24,783      94   $27,082     93   $26,489      92   $27,170      92   $26,909      92
      Fixed                           589       2       912      3     1,053       3     1,334       4     1,235       4
  Short-term-essentially 15
    years or less
      ARM                             666       2       566      2       824       3       667       2       604       2
      Fixed                           454       2       553      2       493       2       448       2       481       2
                                  -------   -----   -------  -----   -------   -----   -------   -----   -------   -----
                                   26,492            29,113            28,859           29,619            29,229
Consumer loans                      2,426             2,208             2,346            2,408             2,073
                                  -------           -------           -------          -------           -------
                                  $28,918           $31,321           $31,205          $32,027           $31,302
                                  =======           =======           =======          =======           =======
Yield at year end                            7.75%            7.54%             8.32%             9.84%            11.01%
ARM differential                             2.46%            2.41%             2.37%             2.39%             2.42%

Real Estate Loan Portfolio
  By Security Type
Single-family                     $23,387      88   $25,710     88    $25,367     88   $25,760      87   $24,988      86
Apartments                          1,712       7     1,814      6      1,939      7     2,090       7     2,251       8
Commercial properties               1,393       5     1,589      6      1,553      5     1,769       6     1,990       6
                                  -------   -----   -------  -----    -------  -----   -------   -----   -------   -----
                                  $26,492           $29,113           $28,859          $29,619           $29,229
                                  =======           =======           =======          =======           =======

Number of real estate loans       421,101           429,294           466,852          483,709           468,744
Loans serviced for others         $10,992           $12,337           $13,106          $12,812           $13,133

Consumer Loan Portfolio
Consumer finance/installment      $ 1,999      82   $ 1,831     83    $ 1,723     74   $ 1,733      72   $ 1,405      68
Customer account loans                87        4        97      4         97      4       113       5        94       4
Student loans                        239       10       180      8        165      7       148       6       150       7
Lease financing                      101        4       100      5        105      4       114       5       123       6
Bank cards                             -        -         -      -        256     11       300      12       301      15
                                 -------    -----   -------  -----    -------  -----   -------   -----   -------   -----
                                 $ 2,426            $ 2,208           $ 2,346          $ 2,408           $ 2,073
                                 =======            =======           =======          =======           =======
Mortgage-backed Securities
  by Type
ARM                              $ 8,553       92   $ 2,168     68   $ 1,969      62   $ 2,131      60   $ 2,474      63
Fixed                                733        8     1,028     32     1,208      38     1,414      40     1,482      37
                                 -------    -----   -------  -----    -------  -----   -------   -----   -------   -----
                                 $ 9,286            $ 3,196          $ 3,177           $ 3,545           $ 3,956
                                 =======            =======          =======           =======           =======
Yield at year end                            6.55%            5.93%              7.08%            8.63%             8.92%

Nonperforming Assets
Delinquent loans                 $   565            $   626          $   880           $   611           $   327
Troubled debt restructurings         125                213              161               152               135
Loans in-substance foreclosed          -                  -              480               486               492
Real estate                          156                293              490               376               235
                                 -------            -------          -------           -------           -------
                                 $   846            $ 1,132          $ 2,011           $ 1,625           $ 1,189
                                 =======            =======          =======           =======           =======

Percent of total assets                      1.98%            2.90%              5.12%            4.04%             2.98%

/TABLE

REAL ESTATE LOANS AND REAL ESTATE BY STATE


December 31, 1994                                                                Oklahoma/
(Dollars in millions)                        Total California Florida Washington    Texas  Georgia Arizona Oregon   Other
                                             ----- ---------- ------- ---------- --------  ------- ------- ------   -----
Total Real Estate Loans and Real Estate
Real estate loans
  Residential
    Single-family                          $23,387    $16,227  $1,686     $1,006     $626     $408    $317   $329  $2,788
    Apartments                               1,712      1,368      86          7       33       55      64      2      97
  Commercial
    Offices                                    398        363       9          3        2        4       6      -      11
    Retail                                     262        218      20          8        -        4       2      1       9
    Hotel/motel                                187        137       4          -        2        -       3      -      41
    Industrial                                 327        275      13          4       13        4       7      -      11
    Other                                      219        159      20          5        1        1      12      4      17
                                           -------    -------  ------     ------     ----     ----    ----   ----  ------
                                            26,492     18,747   1,838      1,033      677      476     411    336   2,974
                                           -------    -------  ------     ------     ----     ----    ----   ----  ------
Real estate available for sale, net
  Real estate acquired through
    foreclosure                                206        144      17          1        2        -       1      -      41
  Other                                         29         12       2         15        -        -       -      -       -
Property development                            47         47       -          -        -        -       -      -       -
                                           -------    -------  ------     ------     ----     ----    ----   ----  ------
                                               282        203      19         16        2        -       1      -      41
                                           -------    -------  ------     ------     ----     ----    ----   ----  ------
Total real estate loans
  and real estate                          $26,774    $18,950  $1,857     $1,049     $679     $476    $412   $336  $3,015
                                           =======    =======  ======     ======     ====     ====    ====   ====  ======

Percent of total                             100.0%      70.8%    6.9%       3.9%     2.5%     1.8%    1.5%   1.3%   11.3%



December 31, 1994                                                                Oklahoma/
(Dollars in millions)                        Total California Florida Washington    Texas  Georgia Arizona Oregon   Other
                                             ----- ---------- ------- ---------- --------  ------- ------- ------   -----
Nonperforming Real Estate
Loans and Real Estate
Real estate loans
  Residential
    Single-family                             $509       $433     $18        $ 5      $ 5      $ 4     $ 3    $ 1     $40
    Apartments                                  68         59       1          1        -        4       -      -       3
  Commercial
    Offices                                     18         18       -          -        -        -       -      -       -
    Retail                                      24         18       1          5        -        -       -      -       -
    Hotel/motel                                 32         32       -          -        -        -       -      -       -
    Industrial                                  10          9       1          -        -        -       -      -       -
    Other                                        6          3       2          -        -        -       1      -       -
                                              ----       ----     ---        ---      ---      ---     ---    ---     ---
                                               667        572      23         11        5        8       4      1      43
                                              ----       ----     ---        ---      ---      ---     ---    ---     ---
Real estate
  Residential
    Single-family                               84         75       3          -        1        -       1      -       4
    Apartments                                  22         22       -          -        -        -       -      -       -
  Commercial
    Offices                                     30         19      10          -        1        -       -      -       -
    Retail                                       3          3       -          -        -        -       -      -       -
    Hotel/motel                                  2          -       2          -        -        -       -      -       -
    Industrial                                   5          4       1          -        -        -       -      -       -
    Other                                       10          8       2          -        -        -       -      -       -
                                              ----       ----     ---        ---      ---      ---     ---    ---     ---
                                               156        131      18          -        2        -       1      -       4
                                              ----       ----     ---        ---      ---      ---     ---    ---     ---
Total nonperforming real estate
  loans and real estate                       $823       $703     $41        $11      $ 7      $ 8     $ 5    $ 1     $47
                                              ====       ====     ===        ===      ===      ===     ===    ===     ===
Percent of total                             100.0%      85.4%    5.0%       1.3%      .9%     1.0%     .6%    .1%    5.7%


CALIFORNIA REAL ESTATE LOANS AND REAL ESTATE


December 31, 1994                           California                    Northern California
                                  -------------------------------   --------------------------------
(Dollars in millions)             Portfolio  Nonperforming     %    Portfolio  Nonperforming      %
                                  ---------  -------------    ---   ---------  -------------    ---
Real estate loans
  Residential
    Single-family                   $16,227           $433    2.7      $4,850           $ 82     1.7
    Apartments                        1,368             59    4.3         171              1      .6
  Commercial
    Offices                             363             18    5.0          74             10    13.5
    Retail                              218             18    8.3          52              2     3.8
    Hotel/motel                         137             32   23.4          45              -       -
    Industrial                          275              9    3.3          43              1     2.3
    Other                               159              3    1.9          45              -       -
                                    -------           ----  -----      ------           ----   -----
                                     18,747            572    3.1       5,280             96     1.8
                                    -------           ----  -----      ------           ----   -----

Real estate
  Residential
    Single-family                        75             75  100.0           7              7   100.0
    Apartments                           23             22   95.7           2              2   100.0
  Commercial
    Offices                              23             19   82.6           6              4    66.7
    Retail                                9              3   33.3           -              -       -
    Hotel/motel                           6              -      -           -              -       -
    Industrial                            4              4  100.0           -              -       -
    Other                                63              8   12.7          22              2     9.1
                                    -------           ----  -----      ------           ----   -----
                                        203            131   64.5          37             15    40.5
                                    -------           ----  -----      ------           ----   -----
Total real estate loans
  and real estate                   $18,950           $703    3.7      $5,317           $111     2.1
                                    =======           ====  =====      ======           ====   =====

/TABLE

CALIFORNIA REAL ESTATE LOANS AND REAL ESTATE


December 31, 1994                             Central California                 Southern California
                                       --------------------------------   --------------------------------
(Dollars in millions)                  Portfolio  Nonperforming      %    Portfolio  Nonperforming      %
                                       ---------  -------------     ---   ---------  -------------     ---

Real estate loans
  Residential
    Single-family                         $1,321            $16     1.2     $10,056           $335     3.3
    Apartments                               245              9     3.7         952             49     5.1
  Commercial
    Offices                                   41              1     2.4         248              7     2.8
    Retail                                    29              -       -         137             16    11.7
    Hotel/motel                               28              4    14.3          64             28    43.8
    Industrial                                15              -       -         217              8     3.7
    Other                                     21              1     4.8          93              2     2.2
                                          ------            ---   -----     -------           ----   -----
                                           1,700             31     1.8      11,767            445     3.8
                                          ------            ---   -----     -------           ----   -----
Real estate
  Residential
    Single-family                              3              3   100.0          65             65   100.0
    Apartments                                 5              5   100.0          16             15    93.8
  Commercial
    Offices                                    2              2   100.0          15             13    86.7
    Retail                                     6              1    16.7           3              2    66.7
    Hotel/motel                                -              -       -           6              -       -
    Industrial                                 -              -       -           4              4   100.0
    Other                                     12              -       -          29              6    20.7
                                          ------            ---   -----     -------           ----   -----
                                              28             11    39.3         138            105    76.1
                                          ------            ---   -----     -------           ----   -----
Total real estate loans
  and real estate                         $1,728            $42     2.4     $11,905           $550     4.6
                                          ======            ===   =====     =======           ====   =====

/TABLE

STOCKHOLDER DATA AND QUARTERLY INFORMATION (UNAUDITED)


                                                                           1994
                                                   --------------------------------------------------
                                                                 Fourth     Third    Second     First
(Dollars in thousands, except per share)                Total   Quarter   Quarter   Quarter   Quarter
                                                        -----   -------   -------   -------   -------

Interest income                                    $2,629,718  $704,611  $661,312  $633,803  $629,992
Interest expense                                    1,307,448   385,076   330,544   296,080   295,748
                                                   ----------  --------  --------  --------  --------
Net interest income                                 1,322,270   319,535   330,768   337,723   334,244
Noninterest income                                    367,897   134,331    74,723    81,378    77,465
Provision for loan losses                             207,200    52,800    49,700    52,900    51,800
Provision for real estate losses                       12,000     1,500     1,500     6,000     3,000
Noninterest expense                                 1,064,433   263,692   262,861   265,146   272,734
                                                   ----------  --------  --------  --------  --------
Earnings (loss) before taxes
  and accounting changes                              406,534   135,874    91,430    95,055    84,175
Taxes (benefit) on income                             155,300    47,200    34,200    39,200    34,700
                                                   ----------  --------  --------  --------  --------
Earnings (loss) before
  accounting changes                                  251,234    88,674    57,230    55,855    49,475
Accounting changes                                          -         -         -         -         -
                                                   ----------  --------  --------  --------  --------
Net earnings (loss)                                $  251,234  $ 88,674  $ 57,230  $ 55,855  $ 49,475
                                                   ==========  ========  ========  ========  ========

Per common share:
  Primary earnings (loss)
    before accounting changes                           $1.69      $.61      $.38      $.38      $.32
  Fully diluted earnings (loss)
    before accounting changes                            1.69       .61       .38       .38       .32
  Primary earnings (loss)                                1.69       .61       .38       .38       .32
  Fully diluted earnings (loss)                          1.69       .61       .38       .38       .32
  Dividends                                               .92       .23       .23       .23       .23

  Stock price:
    High                                                        $19       $20 7/8   $19 3/8   $20 1/2
    Low                                                          15 3/4    18 3/8    15 3/8    16 1/8
    End of period                                                16        19 1/4    18 3/8    16 1/8

Per preferred share:
  Dividends
    Cumulative convertible                            $21.875  $5.46875  $5.46875  $5.46875  $5.46875
    Cumulative                                         20.75    5.1875    5.1875    5.1875    5.1875
  Stock price
    Cumulative convertible
      High                                                      $56 5/8   $59 1/8   $58 1/4   $62 5/8
      Low                                                        50 1/8    55 1/4    53 3/4    55 3/4
    Cumulative
      High                                            $24 3/8   $25 1/8   $25       $26 7/8
      Low                                              22 1/8    24        23        24 1/8


Exchange Listings: New York Stock Exchange, Pacific Stock Exchange and London Stock Exchange. Approximate number of common stockholders of record at December 31, 1994: 10,631
Under regulations, retained earnings are subject to substantial restrictions for the payment of dividends. See Note 17 to the Consolidated Financial Statements.

STOCKHOLDER DATA AND QUARTERLY INFORMATION (UNAUDITED)


                                                                           1993
                                                   --------------------------------------------------
                                                                 Fourth     Third    Second     First
(Dollars in thousands except per share)                 Total   Quarter   Quarter   Quarter   Quarter
                                                        -----   -------   -------   -------   -------

Interest income                                    $2,680,784  $652,872  $665,616  $674,497  $687,799
Interest expense                                    1,297,930   313,261   322,102   324,361   338,206
                                                   ----------  --------  --------  --------  --------
Net interest income                                 1,382,854   339,611   343,514   350,136   349,593
Noninterest income                                    327,855    82,910   101,531    75,079    68,335
Provision for loan losses                             463,000   111,400   203,600    85,500    62,500
Provision for real estate losses                       92,000    38,000    28,000       500    25,500
Noninterest expense                                 1,063,662   302,343   250,178   254,024   257,117
                                                   ----------  --------  --------  --------  --------
Earnings (loss) before taxes
  and accounting changes                              92,047   (29,222)  (36,733)   85,191    72,811
Taxes (benefit) on income                             30,000   (11,000)  (19,200)   32,600    27,600
                                                  ----------  --------  --------  --------  --------
Earnings (loss) before
  accounting changes                                  62,047   (18,222)  (17,533)   52,591    45,211
Accounting changes                                         -         -         -         -         -
                                                  ----------  --------  --------  --------  --------
Net earnings (loss)                               $   62,047  $(18,222) $(17,533) $ 52,591  $ 45,211
                                                  ==========  ========  ========  ========  ========

Per common share:
  Primary earnings (loss)
    before accounting changes                           $.28     $(.19)    $(.18)     $.35      $.30
  Fully diluted earnings (loss)
    before accounting changes                            .28      (.19)     (.18)      .35       .30
  Primary earnings (loss)                                .28      (.19)     (.18)      .35       .30
  Fully diluted earnings (loss)                          .28      (.19)     (.18)      .35       .30
  Dividends                                              .92       .23       .23       .23       .23
  Stock price:
    High                                                       $20 3/8   $19 3/4   $18 7/8   $19 1/4
    Low                                                         17 5/8    16 1/8    15 5/8    16
    End of period                                               20        19 5/8    16 3/4    17 5/8

Per preferred share:
  Dividends
    Cumulative convertible                           $21.875  $5.46875  $5.46875  $5.46875   $5.46875
    Cumulative                                        20.75    5.1875    5.1875    5.1875     5.1875
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


Exchange Listings: New York Stock Exchange, Pacific Stock Exchange and London Stock Exchange. Approximate number of common stockholders of record at December 31, 1994: 10,631
Under regulations, retained earnings are subject to substantial restrictions for the payment of dividends. See Note 17 to the Consolidated Financial Statements.

STOCKHOLDER DATA AND QUARTERLY INFORMATION (UNAUDITED)



                                                                           1992
                                                   --------------------------------------------------
                                                                  Fourth     Third    Second     First
(Dollars in thousands except per share)                 Total    Quarter   Quarter   Quarter   Quarter
                                                        -----    -------   -------   -------   -------

Interest income                                    $3,091,093  $ 717,860  $749,613  $786,219  $837,401
Interest expense                                    1,668,731    360,556   400,336   432,430   475,409
                                                   ----------  ---------  --------  --------  --------
Net interest income                                 1,422,362    357,304   349,277   353,789   361,992
Noninterest income                                    282,131     71,462    69,809    71,184    69,676
Provision for loan losses                             420,000    182,300   100,000    60,000    77,700
Provision for real estate losses                      220,000    153,000    29,000     9,000    29,000
Noninterest expense                                   968,981    261,653   234,227   235,924   237,177
                                                   ----------  ---------  --------  --------  --------
Earnings (loss) before taxes
  and accounting changes                               95,512   (168,187)   55,859   120,049    87,791
Taxes (benefit) on income                              41,600    (70,900)   24,200    51,000    37,300
                                                   ----------  ---------  --------  --------  --------
Earnings (loss) before
  accounting changes                                  53,912     (97,287)   31,659    69,049    50,491
Accounting changes                                    31,094           -         -         -    31,094
                                                  ----------   ---------  --------  --------  --------
Net earnings (loss)                               $   85,006   $ (97,287) $ 31,659  $ 69,049  $ 81,585
                                                  ==========   =========  ========  ========  ========

Per common share:
  Primary earnings (loss)
    before accounting changes                           $.30       $(.80)     $.22      $.51      $.37
  Fully diluted earnings (loss)
    before accounting changes                            .30        (.80)      .22       .50       .37
  Primary earnings (loss)                                .53        (.80)      .22       .51       .60
  Fully diluted earnings (loss)                          .53        (.80)      .22       .50       .60
  Dividends                                              .91         .23       .23       .23       .22

  Stock price:
    High                                                          $17 1/2     $17 3/4   $18 1/4   $19 3/4
    Low                                                            13          14        16 1/4    16 7/8
    End of period                                                  17 1/2      14 1/8    16 7/8    17 3/4

Per preferred share:
  Dividends
    Cumulative convertible                           $21.875    $5.46875  $5.46875  $5.46875  $5.46875
    Cumulative                                          6.40      5.1875    1.2125
  Stock price
    Cumulative convertible
      High                                                      $56 3/4     $56 1/4   $57 3/4   $60
      Low                                                        51 1/2      53        53 1/2    55
    Cumulative
      High                                                      $24 1/2
      Low                                                        22 3/8


Exchange Listings: New York Stock Exchange, Pacific Stock Exchange and London Stock Exchange. Approximate number of common stockholders of record at December 31, 1994: 10,631
Under regulations, retained earnings are subject to substantial restrictions for the payment of dividends. See Note 17 to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors, executive officers and principal shareholders appears on pages 3 through 8 and pages 23 and 24 of the Proxy Statement for the Annual Meeting of Stockholders, April 25, 1995, and is incorporated herein by reference, except as noted therein.


ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation appears on pages 9 through 13 and pages 17 through 23 of the Proxy Statement for the Annual Meeting of Stockholders, April 25, 1995, and is incorporated herein by reference, except as noted therein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management appears on pages 3, 8, 23 and 24 of the Proxy Statement for the Annual Meeting of Stockholders, April 25, 1995 and is incorporated herein by reference, except as noted therein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions appears on pages 7, 9, 10, 11 and 17 of the Proxy Statement for the Annual Meeting of Stockholders, April 25, 1995 and is incorporated herein by reference.


                                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.  Financial Statements

            See index to Item 8, "Financial Statements and Supplementary Data" on page 47.

2.  Financial Statement Schedules

No financial statement schedules are required because they are not applicable or the required information is shown in the financial statements or notes thereto included in Item 8, "Financial
Statements and Supplementary Data".

3. Executive Compensation Plans and Arrangements indicated by asterisk in next section.

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

 3.3 By-laws of GWFC as in effect on the date of this report (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

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

10.3 *Employment Agreement between GWFC and James F. Montgomery dated December 19, 1989 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.4  *Employment Agreement between GWFC and John F. Maher dated
December 19, 1989 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.5 *Employment Agreement between GWFC and Carl F. Geuther dated as of March 1, 1988 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.6 *Employment Agreement between GWFC and Michael M. Pappas dated as of March 1, 1988 (filed as an exhibit to GWFC's Annual
Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.7 *Employment Agreement between GWFC and J. Lance Erikson dated as of March 1, 1988 (filed as an exhibit to GWFC's Annual
Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.8 *Employment Agreement between GWFC and E. A. Crane effective March 1, 1989 (filed as an exhibit to GWFC's Annual Report on
Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference).

10.9 *Employment Agreement between GWFC and Curtis J. Crivelli effective March 1, 1989 (filed as an exhibit to GWFC's Annual
Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference).

10.10 *Supplemental Executive Retirement Plan as amended (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.11 *1979 Incentive and Nonstatutory Stock Option and Appreciation Plan as amended (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.12 *Addendum to the 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan (filed as an exhibit to GWFC's Annual
Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.13 *Form of Non-Qualified Stock Option Agreement relating to the 1979 Incentive and Nonstatutory Stock Option and Appreciation
Plan utilized from April 20, 1982 to April 22, 1986 (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's
Registration Statement No. 2-67233 on Form S-8, and incorporated herein by reference).

10.14 *Form of Non-Qualified Stock Option Agreement relating to the 1979 Incentive and Nonstatutory Stock Option and Appreciation
Plan utilized from April 22, 1986 through 1988 (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's
Registration Statement No. 2-67233 on Form S-8, and incorporated herein by reference).

10.15 *The 1988 Stock Option and Incentive Plan (as amended effective July 26, 1994), (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

10.16 *Form of Director Stock Option Agreement (filed as an exhibit to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan and incorporated herein by reference).

10.17 *Form of Director Stock Option Agreement effective January 3, 1994, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal ended December 31, 1993 and incorporated herein by reference).

10.18 *Employee Non-Qualified Stock Option Agreement (filed as an exhibit to GWFC's Registration Statement No. 33-21469 on Form
S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan and incorporated herein by reference).

10.19 *Revised Form of Non-Qualified Stock Option Agreement effective January 28, 1992 (filed as an exhibit to Post-Effective
Amendment No. 3 to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and
Incentive Plan and incorporated herein by reference).

10.20 *Revised Form of Non-Qualified Stock Option Agreement effective January 25, 1994, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal ended December 31, 1993 and incorporated herein by reference).

10.21 *Form of Non-Qualified Stock Option Agreement (Early Vesting Provisions), (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal ended December 31, 1993 and incorporated herein by reference).

10.22 *Revised Form of Non-Qualified Stock Option Agreement effective December 12, 1994.

10.23 *Form of Restricted Stock Award Agreement and General Provisions Applicable to Restricted Stock Awards Granted Under the 1988
Stock Option and Incentive Plan (filed as an exhibit to Post-
Effective Amendment No. 3 to GWFC's Registration Statement No.
33-21469 on Form S-8, and incorporated herein by reference).

10.24 *General provisions applicable to Performance Restricted Stock Awards granted under the Great Western Financial Corporation
1988 Stock Option and Incentive Plan, as amended (March 1994)
(filed as an exhibit to GWFC's quarterly report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

10.25 *GWFC Deferred Compensation Plan (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.26 *GWFC Senior Officers' Deferred Compensation Plan (1992
Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.27 *GWFC Directors' Deferred Compensation Plan (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.28 *Amendment to GWFC Directors', Senior Officers' and basic
Deferred Compensation Plans (1992 Restatement).

10.29 *Great Western Supplemental Incentive Plan, effective December 1, 1984 (filed as an exhibit to GWFC's Annual Report on Form
10-K for the fiscal year ended December 31, 1984, and incorporated herein by reference).

10.30 *GWFC Umbrella Trust for Senior Officers (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1989, and incorporated herein by reference).

10.31 *Amendment to GWFC Umbrella Trust for Senior Officers effective October 25, 1994.

10.32 *GWFC Umbrella Trust for Directors (filed as an exhibit to
GWFC's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1989, and incorporated herein by reference).

10.33 *Restated Retirement Plan for Directors (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended June
30, 1993, and incorporated herein by reference).

10.34 *Summary of certain additional executive benefits (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.35 *Employee Home Loan Program (filed as an exhibit to GWFC's
Quarterly Report on Form 10-Q for the quarter ended June 30,
1993, and incorporated herein by reference).

10.36 *GWFC Annual Incentive Compensation Plan for Executive Officers, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal ended December 31, 1993 and incorporated herein by reference).

10.37  GWFC Retirement Restoration Plan effective January 1, 1994.

11.1   Statement re Computation of Per Share Earnings.

12.1   Computation of Ratios of Earnings to Fixed Charges.

21.1   Subsidiaries.

23.1 Consent of Price Waterhouse LLP included on page 114 of this Form 10-K.

24.1   Power of Attorney included on page 112 of this Form 10-K.

27.1   Financial Data Schedule.


       The 1994 Annual Report to Stockholders has already been furnished to each stockholder of record who is entitled to receive a copy thereof. A copy of the 1994 Annual Report to Stockholders will be furnished without charge upon specific request of any stockholder of record on February 27, 1995 and any beneficial owner of the Company's common stock on such date who has not previously received a copy and who represents such facts in good faith to the Company in writing direct to:

                         Corporate Secretary
                         Great Western Financial Corporation
                         9200 Oakdale Avenue
                         Chatsworth, California 91311-6519

             Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage and handling.

(b)      Reports on Form 8-K

         None

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN FINANCIAL CORPORATION

/s/ James F. Montgomery                                  March 28, 1995
-----------------------------                          ------------------
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1995, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ James F. Montgomery
-------------------------------------------------
James F. Montgomery, Chairman and Chief Executive
(Principal Executive Officer)

/s/ Carl F. Geuther
---------------------------------------------------------------------
Carl F. Geuther, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jesse L. King
----------------------------------------------------------
Jesse L. King, Senior Vice President and Controller
(Principal Accounting Officer)

/s/ John F. Maher
----------------------------------------------------
John F. Maher, President and Chief Operating Officer

/s/ Dr. David Alexander                /s/ Enrique Hernandez, Jr.
---------------------------------      ---------------------------------
Dr. David Alexander, Director          Enrique Hernandez, Jr., Director

/s/ H. Frederick Christie              /s/ Charles D. Miller
---------------------------------      ---------------------------------
H. Frederick Christie, Director        Charles D. Miller, Director

/s/ Stephen E. Frank                   /s/ Dr. Alberta E. Siegel
---------------------------------      ---------------------------------
Stephen E. Frank, Director             Dr. Alberta E. Siegel, Director

/s/ John V. Giovenco     .
---------------------------------      ---------------------------------
John V. Giovenco, Director             Willis B. Wood, Jr., Director

/s/ Firmin A. Gryp
---------------------------------
Firmin A. Gryp, Director

                                   INDEX OF

                           ADDITIONAL FINANCIAL DATA





                                                                 Page
                                                                 ----
Consent of Independent Accountants                                S-2




                                      S-2

                      CONSENT OF INDEPENDENT ACCOUNTANTS




      We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-19884, 2-98811 and 33-60206), on Form S-4 (Nos. 33-15135 and 33-17705) and on Form
S-8 (Nos. 2-67233, 2-90750, 33-6174 and 33-21469) of Great Western Financial
Corporation of our report dated January 18, 1995 appearing on page 97 of this Form 10-K.


/s/ PRICE WATERHOUSE LLP

Los Angeles, California
March 28, 1995

                   GREAT WESTERN FINANCIAL CORPORATION


                               EXHIBITS INDEX



Exhibit                                                                  Page
Number                                                                 Number

10.22 Revised Form of Non Qualified Stock Option Agreement effective December 12, 1994.

10.28 Amendment to GWFC Directors', Senior Officers' and basic Deferred Compensation Plans (1992 Restatement).

10.31 Amendment to GWFC Umbrella Trust for Senior Officers effective October 25, 1994.

10.37     GWFC Retirement Restoration Plan effective January 1, 1994.

11.1      Statement re Computation of Per Share Earnings.

12.1      Computation of Ratios of Earnings to Fixed Charges.

21.1      Subsidiaries.

27.1      Financial Data Schedule.