Form 10-K/A
period 1994-12-31
GREAT WESTERN FINANCIAL CORP
filed 1995-04-25
CIK 43512

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549 - 1004
                                 FORM 10-K/A

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

Securities registered pursuant to Section 12(g) of the Act:  None

                                (Continued)

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549-1004
                                    FORM 10-K/A


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


The purpose of this amended Form 10-K is to properly attach exhibit 27.

                                       SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN FINANCIAL CORPORATION

/s/ Jesse L. King                                        April 24, 1995
- ------------------------------------                   ------------------
Jesse L. King, Senior Vice president                          Date
and Controller
(Principal Accounting Officer)