Form 10-Q
period 1995-03-31
GREAT WESTERN FINANCIAL CORP
filed 1995-05-15
CIK 43512

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549 - 1004
                                 FORM 10-Q


(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of April 30, 1995: 135,073,826

                   GREAT WESTERN FINANCIAL CORPORATION

                            TABLE OF CONTENTS


                                                                      Page
                                                                      ----

Part I.   Financial Information

     Item 1.  Financial Statements

          Consolidated Condensed Statement of Financial Condition -
            March 31, 1995, December 31, 1994 and March 31, 1994         4

          Consolidated Condensed Statement of Operations -
            Three Months Ended March 31, 1995 and 1994                   5

          Consolidated Condensed Statement of Cash Flows -
            Three Months Ended March 31, 1995 and 1994                   6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations for the
                Three Months Ended March 31, 1995                        8

Part II.  Other Information

     Item 5.  Other Information                                         34

     Item 6.  Exhibits and Reports on Form 8-K                          35

                     GREAT WESTERN FINANCIAL CORPORATION



                        PART I - FINANCIAL INFORMATION
                        ------------------------------


PERSONS FOR WHOM THE INFORMATION IS TO BE GIVEN
- - - - -----------------------------------------------
The accompanying financial information is filed for the Registrant, Great Western Financial Corporation, and its subsidiaries comprising a savings bank and companies engaged in consumer lending, mortgage banking, securities operations and certain other financial services ("GWFC" or "the Company").

PRESENTATION OF FINANCIAL INFORMATION
- - - - -------------------------------------
The financial information has been prepared in conformity with the accounting principles or practices reflected in the financial statements included in the Annual Report filed with the Commission for the year ended December 31, 1994. The information further reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.

Item 1.  Financial Statements

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                 March 31   December 31      March 31
(Dollars in thousands)                               1995          1994          1994
                                                 --------   -----------      --------
ASSETS
Cash and securities
  Cash                                        $   741,813   $   983,440   $   551,821
  Certificates of deposit, repurchase
    agreements and federal funds                  215,125       165,125       300,125
  Securities available for sale                   988,870       917,095       499,680
                                              -----------   -----------   -----------
                                                1,945,808     2,065,660     1,351,626
Mortgage-backed securities held to
  maturity (fair value $8,154,155,
  $6,211,731 and $609,114)                      8,193,363     6,335,104       628,465
Mortgage-backed securities available
  for sale                                      2,891,642     2,934,503     2,376,905
                                              -----------   -----------   -----------
                                               11,085,005     9,269,607     3,005,370
Loans receivable, less reserve for
  estimated losses                             27,933,446    28,079,620    30,058,312
Loans receivable available for sale               348,743       298,748       402,652
                                              -----------   -----------   -----------
                                               28,282,189    28,378,368    30,460,964

Real estate available for sale or
  development, net                                208,892       256,967       326,924
Interest receivable                               258,478       230,925       217,353
Investment in Federal Home Loan Banks             342,138       306,041       308,320
Premises and equipment, at cost,
  less accumulated depreciation                   609,879       616,116       621,318
Other assets                                      519,125       730,574       714,625
Intangibles arising from acquisitions             353,980       363,999       419,924
                                              -----------   -----------   -----------
                                              $43,605,494   $42,218,257   $37,426,424
                                              ===========   ===========   ===========
LIABILITIES
Customer accounts                             $29,300,503   $28,700,947   $31,066,156
Securities sold under agreements
  to repurchase                                 6,964,910     6,299,055             -
Short-term borrowings                           1,340,300     1,210,461       470,059
Other borrowings                                2,530,682     2,611,144     2,541,964
Other liabilities and accrued expenses            677,504       716,741       682,000
Taxes on income, principally deferred             240,328       196,123       243,076
Stockholders' equity                            2,551,267     2,483,786     2,423,169
                                              -----------   -----------   -----------
                                              $43,605,494   $42,218,257   $37,426,424
                                              ===========   ===========   ===========

[FN]
Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                                           Three Months Ended March 31
                                                                           ---------------------------
(Dollars in thousands, except per share)                                         1995             1994
                                                                                 ----             ----
INTEREST INCOME
  Real estate loans                                                          $465,527         $481,509
  Mortgage-backed securities                                                  171,817           44,641
  Consumer loans                                                               97,425           90,841
  Securities                                                                   12,583            6,614
  Other                                                                         9,714            6,387
                                                                             --------         --------
                                                                              757,066          629,992
INTEREST EXPENSE
  Customer accounts                                                           278,916          232,139
  Borrowings
    Short-term                                                                115,686            5,765
    Long-term                                                                  55,372           57,844
                                                                             --------         --------
                                                                              449,974          295,748
                                                                             --------         --------
NET INTEREST INCOME                                                           307,092          334,244
Provision for loan losses                                                      47,600           51,800
                                                                             --------         --------
Net interest income after provision
  for loan losses                                                             259,492          282,444

Other operating income
  Real estate services
    Loan fees                                                                   6,199            7,811
    Mortgage banking
      Gain on mortgage sales                                                    1,260            2,288
      Servicing                                                                13,798           13,688
                                                                             --------         --------
                                                                               21,257           23,787
  Retail banking
    Banking fees                                                               36,028           32,930
    Securities operations                                                       3,967           10,576
                                                                             --------         --------
                                                                               39,995           43,506
  Net gain on securities and investments                                          466            2,262
  Net insurance operations                                                      6,727            6,424
  Other                                                                         1,736            1,486
                                                                             --------         --------
Total other operating income                                                   70,181           77,465
Noninterest expenses
  Operating and administrative expenses
    Salaries and related personnel                                            116,878          121,908
    Premises and occupancy                                                     46,127           51,562
    FDIC insurance premium                                                     18,639           19,147
    Advertising and promotion                                                   8,129            9,303
    Other                                                                      60,106           50,406
                                                                             --------         --------
                                                                              249,879          252,326
  Amortization of intangibles                                                  10,019           11,764
  Real estate operations                                                       (3,709)           8,644
  Provision for real estate losses                                              1,500            3,000
                                                                             --------         --------
Total noninterest expenses                                                    257,689          275,734
                                                                             --------         --------
EARNINGS BEFORE TAXES                                                          71,984           84,175
Taxes on income                                                                28,500           34,700
                                                                             --------         --------
  NET EARNINGS                                                               $ 43,484         $ 49,475
                                                                             ========         ========
Average common shares outstanding
  Without dilution                                                        135,060,229      133,356,647
  Fully diluted                                                           135,338,118      139,698,559
Earnings per share based on average
  common shares outstanding
  Primary                                                                        $.28              $.32
  Fully diluted                                                                   .28               .32
Cash dividend per share                                                           .23               .23


[FN]
Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                   Three Months Ended March 31
                                                                   ---------------------------
(Dollars in thousands)                                                    1995            1994
                                                                          ----            ----
OPERATING ACTIVITIES
  Net earnings                                                     $    43,484    $     49,475
  Noncash adjustments to net earnings:
    Provision for loan losses                                           47,600          51,800
    Provision for real estate losses                                     1,500           3,000
    Depreciation and amortization                                       19,593          19,054
    Amortization of intangibles                                         10,019          11,764
    Income taxes                                                        10,327          74,678
    Capitalized interest                                                (5,635)         (2,258)
    Net change in accrued interest                                     (42,740)        (21,083)
    Other                                                              176,330        (104,036)
                                                                   -----------    ------------
                                                                       260,478          82,394
                                                                   -----------    ------------
  Sales and repayments of loans
    receivable available for sale                                       45,617         708,213
  Originations and purchases of loans
    receivable available for sale                                      (95,532)       (542,547)
                                                                   -----------     -----------
                                                                       (49,915)        165,666
                                                                   -----------     -----------
  Net cash provided by operating
    activities                                                         210,563         248,060
                                                                   -----------     -----------
FINANCING ACTIVITIES
  Customer accounts
    Net (decrease) increase in transaction
      accounts                                                        (677,551)        254,124
    Net increase (decrease) in term accounts                         1,277,107        (719,531)
                                                                   -----------     -----------
                                                                       599,556        (465,407)
  Borrowings
    Repayments of long-term debt                                       (80,462)       (260,894)
    Net change in securities sold
      under agreements to repurchase                                   665,855               -
    Net change in short-term debt                                      129,839        (206,424)
                                                                    ----------     -----------
                                                                       715,232        (467,318)
  Other financing activity
    Proceeds from issuance of
      common stock                                                      11,031           6,230
    Cash dividends paid                                                (37,147)        (36,772)
                                                                    ----------      ----------
                                                                       (26,116)        (30,542)
                                                                    ----------      ----------
Net cash provided by (used in)
  financing activities                                               1,288,672        (963,267)
                                                                    ----------      ----------

/TABLE

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                   Three Months Ended March 31
                                                                   ---------------------------
(Dollars in thousands)                                                    1995            1994
                                                                          ----            ----
INVESTING ACTIVITIES
  Investment securities
    Proceeds from maturities                                       $   242,100     $   490,718
    Purchases of securities                                           (302,499)       (123,204)
                                                                   -----------     -----------
                                                                       (60,399)        367,514
  Lending
    Loans originated for investment                                 (2,813,330)     (1,439,331)
    Purchases of mortgage-backed securities                                  -         (50,313)
    Payments                                                         1,151,873       1,594,885
    Repurchases                                                        (23,994)        (20,276)
    Other                                                                4,675          14,973
                                                                   -----------      ----------
                                                                    (1,680,776)         99,938
  Other investing activity
    Purchases and sales of premises
      and equipment, net                                               (22,639)        (13,034)
    Sales of real estate                                               116,031         144,587
    Net change in investment in FHLB stock                             (36,097)           (968)
    Other                                                               (6,982)         (6,590)
                                                                   -----------     -----------
                                                                        50,313         123,995
                                                                   -----------     -----------
  Net cash (used in) provided by
    investing activities                                            (1,690,862)        591,447
                                                                   -----------     -----------
Net (decrease) in cash and cash
  equivalents                                                         (191,627)       (123,760)
Cash and cash equivalents at beginning
  of period                                                          1,148,565         975,706
                                                                   -----------     -----------
Cash and cash equivalents at end of period                         $   956,938     $   851,946
                                                                   ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for
  Interest on deposits                                             $   278,522     $   233,277
  Interest on borrowings                                               186,639          81,191
  Income taxes                                                          16,360          10,380
Noncash investing activities
  Loans transferred to foreclosed real estate                      $   107,745     $    93,586
  Loans originated to finance the sale
    of real estate                                                      46,421          18,749
  Loans originated to refinance existing loans                          56,394         178,279
  Loans exchanged for mortgage-backed
    securities                                                       1,997,585               -

[FN]
Unaudited

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995

      Great Western Financial Corporation reported net earnings of $43.5 million, or $.28 per share, in the 1995 first quarter compared with earnings of $49.5 million, or $.32 per share in the 1994 first quarter. Provisions for loan and real estate losses during the 1995 first quarter were $49.1 million compared with $54.8 million in the first quarter of 1994 as credit quality continued to show steady improvement.


HIGHLIGHTS (Dollars in thousands, except per share)

For the three months ended
March 31                                                1995              1994
- - - - --------------------------                              ----              ----
                                                                  <c.

Net interest income                              $   307,092       $   334,244
Net earnings                                          43,484            49,475
Fully diluted earnings per common share                 $.28              $.32
New loan volume                                    3,011,677         2,178,906
Increase (decrease) in customer accounts             599,556          (465,407)
Mortgage sales                                        19,278           671,366

Average net interest margin
  Yield on interest earning assets                      7.48%             7.10%
  Cost of funds                                         4.58              3.44
                                                        ----              ----
  Yield on interest earning assets
    less cost of funds                                  2.90%             3.66%
                                                        ====              ====
At March 31
Total assets                                     $43,605,494       $37,426,424
Stockholders' equity                               2,551,267         2,423,169
Stockholders' equity per common share                 $16.73            $16.01



      The Company's core business was affected by the rising interest rate environment and its effect on the net interest margin. Net interest income for the first quarter of 1995 declined to $307 million compared with $320 million in the fourth quarter of 1994 and $334 million in the first quarter of 1994. While interest earning asset levels increased significantly, the net interest margin and net interest income decreased compared with both the 1994 fourth quarter and the 1994 first quarter. The net interest margin is expected to widen if interest rates stabilize.

      The following summarizes the contribution to pretax income from the Company's principal business units:

                                                      Three Months Ended
                                                           March 31
                                                      ------------------
(Dollars in thousands)                                   1995       1994
                                                         ----       ----

Banking operations                                    $48,084    $59,102
Consumer finance group                                 23,900     25,073
                                                      -------    -------
  Pretax earnings                                      71,984     84,175
Taxes on income                                        28,500     34,700
                                                      -------    -------
  Net earnings                                        $43,484    $49,475
                                                      =======    =======


INTEREST EARNING ASSETS

      Interest earning assets comprise real estate loans and mortgage-backed securities ("mortgages"), consumer finance loans and marketable securities. The composition of interest earning assets at March 31, 1995 and March 31, 1994 follows:

                                                       March 31
                                          ----------------------------------
                                               1995                1994
                                          --------------      --------------
(Dollars in millions)                      Amount     %        Amount     %
                                          -------    ---      -------    ---
Loans receivable
  Real estate
    Residential
      Single-family                       $23,207     56%     $25,567     73%
      Apartments                            1,712      4        1,781      5
    Commercial and other                    1,435      3        1,550      4
  Consumer finance                          1,969      5        1,824      5
  Other                                       473      1          389      1
                                          -------    ---      -------    ---
                                           28,796     69       31,111     88
Mortgage-backed securities                 11,107     27        3,012      9
Securities                                  1,153      3          740      2
Investment in FHLB stock                      342      1          308      1
                                          -------    ---      -------    ---
                                          $41,398    100%     $35,171    100%
                                          =======    ===      =======    ===


      Interest earning assets, primarily single-family mortgages, increased $1.9 billion during the 1995 first quarter compared with a decrease of $680,000 in the 1994 first quarter due to a shift in the mix of single-family loan originations toward the Adjustable Rate Mortgage ("ARM"). ARMs are held in the Company's portfolio, whereas fixed-rate loans are sold shortly after origination. Since September 1994, the Company has swapped $7.5 billion of single-family residential ARM loans for mortgage-backed securities to provide collateral for borrowings. These securities are recorded in the Company's held-to-maturity portfolio and are subject to full credit recourse. During the first three months of 1995, the Company swapped $2 billion of single-family ARMs.

      The Company repurchases delinquent loans which were sold with recourse. Repurchased loans totaled $24 million in the three months ended March 31, 1995 compared with $20.3 million in the three months ended March 31, 1994.

      Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties.

      The ARM for single-family residential properties ("SFRs") is the primary lending product held for investment. Approximately 77% of loans in the portfolio were indexed to the Cost of Funds Index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("COFI") at March 31, 1995. The Company also originates ARM products which are indexed to one-year Treasury bills, the prime rate and the Federal Cost of Funds Index ("FCOFI"). The FCOFI is a combination of the average interest rate on the combined marketable treasury bills and the average interest rate on the combined marketable treasury notes. In March 1995, the Company introduced a new product, the London Interbank Offered Rate ("LIBOR") Annual Monthly Average ("LAMA") ARM. The LAMA ARM is indexed to a 12 month average of the Federal National Mortgage Association ("FNMA") One Month LIBOR. The FCOFI and LAMA ARMs are similar to the COFI ARM product with respect to interest-rate caps and payment changes. At March 31, 1995, ARMs comprised 95.3% of the mortgage portfolio. A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors. At March 31, 1995, $344 million of ARM loans with an average yield of 8.20% had reached their floor rate. Without the floor, the average yield on these loans would have been 7.62%. The benefit to interest income from real estate loans which have reached their floor interest rate was approximately $1.8 million for the first quarter of 1995 compared with $16.3 million in the first quarter of 1994.

      An increasingly significant source of loan originations includes wholesale brokers and a network of correspondent relationships in which the Company purchases loans originated by unaffiliated mortgage lenders. In the first three months of 1995, third party originations were $1.1 billion, or 43.1% of new real estate loans, compared with $149 million, or 8.9% of new real estate loans in the first three months of 1994.

      The composition of new loan volume was as follows:

                                                     Three Months Ended
                                              -------------------------------
                                              March 31  December 31  March 31
(Dollars in millions)                             1995         1994      1994
                                              --------  -----------  --------
Real estate loans                               $2,500       $2,152    $1,671
Consumer loans                                     512          696       508
                                                ------       ------    ------
  Total new loan volume                         $3,012       $2,848    $2,179
                                                ======       ======    ======

      The composition of real estate loan originations by type was as follows:


                                      Three Months Ended
                              -----------------------------------
                              March 31    December 31    March 31
                                  1995           1994        1994
                              --------    -----------    --------
ARM
  COFI                              94%            93%         52%
  FCOFI                              1              1           2
  T-Bill                             1              2           8
  Other                              1              2           3
                                   ---            ---         ---
    Total ARM                       97             98          65

Fixed rate                           3              2          35
                                   ---            ---         ---
                                   100%           100%        100%
                                   ===            ===         ===
Refinances included above           32%            35%         63%
                                   ===            ===         ===

      Fixed-rate lending, originated exclusively for sale, is negatively influenced by the rising interest-rate environment. The portfolio of fixed-rate loans designated as available for sale has been recorded at the lower of cost or fair value. The Company sells loans forward into the secondary market and purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost. At March 31, 1995, there were no open hedge contracts due to the low level of fixed-rate commitments.

      During the first quarter of 1995, ARMs comprised 97% of total real estate loan originations compared with 65% in the same period of 1994 and 98% for the fourth quarter of 1994. COFI ARMs were the primary adjustable rate offering in the first three months of 1995 and 1994. The principal COFI product in 1994 and the first three months of 1995 was a tiered cap loan where the interest-rate cap is periodically increased over six years. The ARM differential over the appropriate indices on new ARMs was 2.65% in the first quarter of 1995 compared with 2.54% a year ago. The ARM differential on the total ARM real estate loan portfolio was 2.47% at March 31, 1995 and 2.41% at March 31, 1994. Currently, interest rates on new real estate loans favor adjustable rate products, which has enabled the Company to generate asset growth in the last half of 1994 and the first quarter of 1995.

      The cost of funds for Great Western Bank, a Federal Savings Bank ("GWB"), relative to COFI and FCOFI, is shown as follows:


                                                                GWB Cost of
                                  GWB                         Funds Less Than
                              Cost of                         ---------------
                                Funds      COFI     FCOFI     COFI      FCOFI
                              -------      ----     -----     ----      -----

March 31, 1995                  4.580%    5.007%    6.336%    .427%     1.756%
December 31, 1994               4.019     4.589     5.971     .570      1.952
March 31, 1994                  3.197     3.629     4.928     .432      1.731



      The contractual maturities of all loans receivable and mortgage-backed securities as of March 31, 1995 follow:


                                                 Mortgage-Backed
                              Real Estate Loans     Securities
                              -----------------  ----------------
                                          Fixed             Fixed
(Dollars in millions)             ARM      Rate       ARM    Rate   Consumer    Total
                                  ---     -----       ---   -----   --------    -----
One year or less              $   416    $   48   $   123   $ 343     $  900  $ 1,830
Over one to two years             510        46       131      88        599    1,374
Over two to three years           814        53       141      27        441    1,476
Over three to five years        1,302       137       312      42        165    1,958
Over five to ten years          3,271       441       974     114        196    4,996
Over ten to fifteen years       4,066       134     1,346      57        138    5,741
Over fifteen years             14,900       216     7,395      14          3   22,528
                              -------    ------   -------    ----     ------  -------
                              $25,279    $1,075   $10,422    $685     $2,442  $39,903
                              =======    ======   =======    ====     ======  =======

INTEREST BEARING LIABILITIES

      The composition of interest bearing liabilities at March 31, 1995 and March 31, 1994 follows:

                                                         March 31
                                             -------------------------------
                                                 1995               1994
                                             -------------------------------
(Dollars in millions)                         Amount    %       Amount    %
                                             -------   ---     -------   ---
Customer accounts
  Retail accounts
    Term                                     $17,396    44%    $16,925    50%
    Transaction                               11,336    28      13,661    40
  Wholesale accounts                             568     1         480     1
                                             -------   ---     -------   ---
                                              29,300    73      31,066    91
                                             -------   ---     -------   ---
Borrowings
  FHLB                                           135     -         281     1
  Securities sold under
    agreements to repurchase                   6,965    18           -     -
  Other                                        3,736     9       2,731     8
                                             -------   ---     -------   ---
                                              10,836    27       3,012     9
                                             -------   ---     -------   ---
Total interest bearing liabilities           $40,136   100%    $34,078   100%
                                             =======   ===     =======   ===

      Borrowings at March 31, 1995 increased $7.8 billion compared with the same period last year, primarily securities sold under agreements to repurchase. The level of borrowings is influenced by customer account activity, deposit acquisitions and changes in assets. Customer accounts and borrowings have been utilized during 1994 and the first quarter of 1995 to fund asset growth.

      The following table shows the components of the change in customer account balances:

                                                        Three Months Ended
                                                             March 31
                                                      ----------------------
(Dollars in millions)                                     1995          1994
                                                          ----          ----
Transaction
  Demand accounts                                     $ (217.7)      $ 179.6
  Money market and other transaction
    accounts                                            (459.3)        103.9
Certificates of deposit                                1,272.2        (640.7)
Wholesale accounts                                         4.4        (108.2)
                                                      --------       -------
                                                      $  599.6       $(465.4)
                                                      ========       =======


      The Company concentrates its retail deposit-gathering activity in two states: California and Florida.

      Certificates of deposit have increased in each of the past two quarters. Customers have shifted from money market accounts as a result of higher interest rates offered on certificate of deposit accounts with terms of one year and greater. Prior to the past two quarters, net certificate of deposit account withdrawals had occurred for the previous eleven quarters.

      A summary of customer certificates of deposit by interest rate and maturity as of March 31, 1995 follows:


                               90 Days 180 Days  One Year   Two Years
                       Within       to       to        to          to Three Years March 31 December 31 March 31
(Dollars in millions) 90 Days 180 Days One Year Two Years Three Years    and Over     1995        1994     1994
                      ------- -------- -------- --------- ----------- ----------- -------- ----------- --------

Under 4%               $1,338   $  420   $  151    $   41        $  4        $ 13  $ 1,967     $ 3,745  $11,045
4 to 6%                 2,368    1,729    2,681     1,511         359         462    9,110       9,363    4,439
6 to 8%                   258      751    2,489     2,216         449         355    6,518       3,197    1,460
Over 8%                     5        6       11       184           1           5      212         225      317
                       ------   ------   ------    ------        ----        ----  -------     -------  -------
                       $3,969   $2,906   $5,332    $3,952        $813        $835  $17,807     $16,530  $17,261
                       ======   ======   ======    ======        ====        ====  =======     =======  =======

$100,000 accounts
  included above       $  399   $  158   $   98    $   10        $  2        $  7  $   674     $   748  $   971


NET INTEREST MARGIN AND NET INTEREST INCOME

      While average interest earning assets have increased during the past year, the interest margin has decreased as interest rates have risen. Net interest income decreased to $307 million in the first quarter of 1995 compared with $320 million in the fourth quarter of 1994. Net interest income was $334 million in the first quarter of 1994. The Company's net interest margin, the difference between the yield on interest earning assets (interest on mortgages, consumer loans and securities) and the cost of funds (interest on customer accounts and borrowings) was 3.02% at March 31, 1995 compared with 3.97% a year ago. The interest-rate spread for the 1995 first quarter was 2.90% compared with 3.21% in the 1994 fourth quarter and 3.66% in the 1994 first quarter. The repricing lag on COFI and FCOFI ARMs reduced the interest-rate spread by approximately 25 basis points in both the first quarter of 1995 and the fourth quarter of 1994. For the first quarter of 1994, the repricing lag accounted for an increase of approximately 9 basis points to the interest-rate spread. The interest-rate spread is compressed in a rising interest rate environment as increases in COFI and FCOFI, to which most interest earning assets are tied, lag behind deposit and borrowing rate increases.

      The following table of net interest income displays the average monthly balances, interest income and expense and average rates by asset and liability component for the periods indicated:

                                                                Three Months Ended March 31
                                                  -------------------------------------------------------
                                                             1995                         1994
                                                  --------------------------   --------------------------
                                                  Average            Average   Average            Average
(Dollars in millions)                             Balance  Interest     Rate   Balance  Interest     Rate
                                                  -------  --------  -------   -------  --------  -------
Interest earning assets
  Securities                                      $ 1,448      $ 22     6.16%  $ 1,149      $ 13     4.52%
  Mortgage-backed securities                       10,195       172     6.74     3,114        45     5.74
  Loans receivable
    Real estate                                    26,393       466     7.06    29,015       481     6.64
    Consumer                                        2,435        97    16.01     2,212        91    16.42
                                                  -------      ----    -----   -------      ----    -----
  Total interest earning assets                    40,471       757     7.48    35,490       630     7.10
Other assets                                        2,288                        2,303
                                                  -------                      -------
Total assets                                      $42,759                      $37,793
                                                  =======                      =======
Interest bearing liabilities
  Customer accounts
    Term accounts                                 $17,342       225     5.20   $17,610       169     3.85
    Transaction accounts                           11,643        54     1.84    13,542        63     1.85
                                                  -------      ----    -----   -------      ----    -----
                                                   28,985       279     3.85    31,152       232     2.98
  Borrowings
    FHLB                                              158         2     5.61       287         5     6.68
    Other                                          10,197       169     6.62     2,990        59     7.87
                                                  -------      ----    -----   -------      ----    -----
  Total interest bearing liabilities               39,340       450     4.58    34,429       296     3.44
Other liabilities                                     912                          933
Stockholders' equity                                2,507                        2,431
                                                  -------                      -------
Total liabilities and equity                      $42,759                      $37,793
                                                  =======                      =======
Interest rate spread                                                    2.90%                        3.66%
                                                                       =====                        =====
Effective yield summary
  Interest income/earning assets                  $40,471      $757     7.48%  $35,490      $630     7.10%
  Interest expense/earning assets                  40,471       450     4.45    35,490       296     3.33
                                                               ----    -----                ----    -----

Net yield on interest earning assets                           $307     3.03%               $334     3.77%
                                                               ====    =====                ====    =====

      The average balance of loans receivable above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans that were nonperforming declined to $9.1 million for the quarter ended March 31, 1995 compared with $15.9 million for the quarter ended March 31, 1994.


ASSET LIABILITY MANAGEMENT

      The Company monitors its asset and liability structure and interest-rate/ maturity risks on a regular basis. In this process, consideration is given to interest-rate trends and funding requirements. ARMs comprised approximately 96% of the real estate loan portfolio at both March 31, 1995 and March 31, 1994.

      At March 31, 1995, mortgages totaling $3.0 billion were available for sale, primarily mortgage-backed securities. Real estate loans available for sale are valued at the lower of cost or fair value, generally on an individual loan basis. As of March 31, 1995 and 1994, real estate loans available for sale, all fixed rate, were $66.5 million and $205 million, respectively. The decrease in loans available for sale compared with the same period a year ago resulted from reduced fixed-rate loan originations. During the three months ended March 31, 1995, gains from this portfolio totaled $1.3 million compared with $2.3 million in the first three months of 1994. Unrealized holding gains on real estate loans available for sale totaled $269,000 at March 31, 1995 compared with $6 million at March 31, 1994.

      Mortgage-backed securities available for sale and other securities available for sale are carried at fair value. At March 31, 1995, mortgage-backed securities available for sale included $339 million of fixed-rate loans and $2.6 billion of ARMs. There were no realized gains or losses in the first three months of 1995. Unrealized holding losses were $6.3 million at March 31, 1995. Unrealized holding losses were $77.3 million at December 31, 1994 and $4.0 million at March 31, 1994.

      Marketable securities available for sale at March 31, 1995 had an amortized cost of $996 million and a fair value of $989 million. There were no gains realized during the 1995 first quarter. Gains realized during the first quarter of 1994 totaled $477,000. Unrealized holding losses on marketable securities were $6.9 million at March 31, 1995. Unrealized holding losses were $18.3 million at December 31, 1994 compared with $3.3 million of unrealized holding gains at March 31, 1994.

      The unrealized holding gains and losses on securities available for sale, net of income taxes, included as a component of stockholders' equity, were as follows:

                                              Three Months Ended
                                       ---------------------------------
                                       March 31   December 31   March 31
(Dollars in thousands)                     1995          1994       1994
                                       --------   -----------   --------
Balance at beginning of
  period                               $(55,084)    $(32,406)   $ 22,651
Unrealized holding gains
  (losses), net of taxes                 49,163      (22,678)    (20,114)
                                       --------     --------    --------
Balance at end of period               $ (5,921)    $(55,084)   $  2,537
                                       ========     ========    ========

      The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $4.9 billion at March 31, 1995 compared with $3.8 billion at December 31, 1994 and $3.4 billion at March 31, 1994. In the current interest rate environment, the Company is better protected against rising rates with an excess of interest earning assets maturing or repricing within one year.


                                                              Maturity/Rate Sensitivity
                                          -----------------------------------------------------------------
March 31, 1995                                              % of    Within                             Over
(Dollars in millions)                      Rate   Balance  Total    1 Year  1-5 Years  5-15 Years  15 Years
                                           ----   -------  -----    ------  ---------  ----------  --------
Interest earning assets
Securities                                 6.38%  $ 1,153      3   $ 1,153    $     -       $   -      $  -
Mortgage-backed securities                 6.97    11,107     27    10,800        307           -         -
Investment in FHLB stock                   4.43       342      1         -          -           -       342
Loans receivable
  Real estate
    Adjustable rate                        7.33    25,279     61    24,434        845           -         -
    Fixed rate
      Short-term                           9.00       498      1        37         68         129       264
      Long-term                            8.78       577      1        70         77         145       285
  Consumer                                16.47     2,442      6       620      1,466         269        87
                                          -----   -------    ---   -------    -------       -----      ----
                                           7.77    41,398    100    37,114      2,763         543       978

Interest bearing liabilities
Customer accounts
  Regular savings                          2.03     1,929      5     1,929          -           -         -
  Checking and limited access              1.98     9,407     24     9,407          -           -         -
  Wholesale transactions                      -       157      -       157          -           -         -
  Term accounts                            5.45    17,807     44    12,207      5,593           7         -
                                          -----   -------    ---   -------    -------       -----      ----
                                           4.08    29,300     73    23,700      5,593           7         -
Borrowings
  FHLB                                     6.15       135      -       134          1           -         -
  Other                                    6.58    10,701     27     8,494      1,435         723        49
Impact of interest-rate swaps                 -         -      -      (109)       109           -         -
                                          -----   -------    ---   -------    -------       -----      ----
                                           4.75    40,136    100    32,219      7,138         730        49
                                          -----   -------    ---   -------    -------       -----      ----
Excess of interest earning
  assets over interest bearing
  liabilities at March 31, 1995            3.02%  $ 1,262          $ 4,895    $(4,375)      $(187)     $929
                                          =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at December 31, 1994         3.08%  $   715          $ 3,757    $(3,573)      $(105)     $636
                                          =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at March 31, 1994            3.97%  $ 1,093          $ 3,424    $(2,266)      $(423)     $358
                                          =====   =======          =======    =======       =====      ====

                                                               March 31
                                                             ------------
                                                             1995    1994
                                                             ----    ----
Calculation of adjusted margin
Unadjusted margin                                            3.02%   3.97%
Benefit of net interest earning assets                        .14     .11
                                                             ----    ----
Adjusted margin                                              3.16%   4.08%
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

      The Company assesses the status of general loss reserves on real estate loans based upon its current loss experience as applied to the loan portfolio, including loans that are delinquent or adversely classified because of declining collateral values. In the first quarter of 1995 and throughout 1994, the Company reduced reserve levels on the real estate loan and real estate portfolios as a result of decreasing nonperforming assets and an improving economy.

      The California real estate market requires continued review. There appear to be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

      On a regional basis, the economic factors affecting the single-family market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the median metropolitan area sales price of existing single-family homes in the San Jose area increased from the fourth quarter of 1993 to the fourth quarter of 1994 by 1 percent. During the same period, the median sales price for the Los Angeles and San Diego areas, declined 4 percent and 2 percent, respectively.

      In the Los Angeles area, the vacancy rate of the office space market was 20 percent at both December 31, 1994 and December 31, 1993. In San Diego County, the vacancy rate was 18 percent at December 31, 1994 compared with 21 percent at December 31, 1993.

      In the Los Angeles area, the vacancy rate of the industrial space market decreased to 8 percent at December 31, 1994 from 11 percent a year earlier. San Diego County's industrial space market had a vacancy rate of 4 percent at both December 31, 1994 and December 31, 1993.

      Loans delinquent over 30 days, together with restructured loans, have been included in the process to determine estimated losses. The effects of various loan characteristics such as geography, delinquency, date of origination, property type and loan-to-value ratios ("LTV") are considered in this review process.

      As a monitoring device, the Company reviews the trends of loans delinquent for periods of less than ninety days on a monthly (and within-month) basis. The following summarizes loans delinquent for periods from thirty to eighty-nine days:

                                    March 31     December 31     March 31
(Dollars in millions)                   1995            1994         1994
                                    --------     -----------     --------
30-59 days delinquent
  SFR loans                           $183.4          $168.6       $343.0
  Other                                  6.5            24.0         46.4
60-89 days delinquent
  SFR loans                             93.0            90.4        175.3
  Other                                 16.9             6.7         21.4



      The significant reduction in thirty to eighty-nine day delinquencies at March 31, 1995 compared with March 31, 1994 is primarily due to the decrease in delinquencies which were a result of the January 17, 1994 Northridge earthquake. These loans have either been brought current, paid off or to a lesser degree, foreclosed.

      The following table shows the trend in single-family residential delinquencies (two or more payments delinquent) to the growth in the related portfolio.


                                              March 31   December 31   March 31
                                                  1995          1994       1994
                                              --------   -----------   --------
SFR loans as a percent of total
  real estate loans                               90.7%         90.3%      88.5%
SFR delinquency as a percent of total
  single-family residential loans                  2.4           2.6        4.4


      The Company's real estate loan portfolio included approximately $2.9 billion of uninsured single-family mortgage loans at March 31, 1995, compared with $3.4 billion a year ago, which were originated with terms where the LTV exceeded 80% (but not in excess of 90%). During the first quarter of 1995, losses on the higher LTV mortgages totaled $7.3 million, or .85% (annualized), compared with $3.7 million, or .30% (annualized) for the same period a year ago. For the year 1994, losses totaled $24.3 million, or .59% of such loans, compared with $44.8 million, or .81%, for 1993. The Company began to purchase mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80% in 1990. Therefore, this portfolio of uninsured loans is becoming more seasoned and the balance is declining.

      The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and the reserve for estimated losses related to such loans follows:

                                                             Impaired Loans
                                  -------------------------------------------------------------------
                                   Having                                  Having
                                   related    Reserves for   Net with    no related
                                   reserves     estimated    reserves   reserves for  Net of reserves
                                  for losses     losses     for losses     losses        for losses
                                  ----------  ------------  ----------  ------------  ---------------
(Dollars in thousands)                                       March 31, 1995
                                  -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family                   $ 36,779       $ 9,883    $ 26,896      $ 16,318         $ 43,214
    Apartments                        88,825        19,350      69,475        35,314          104,789
  Commercial
    Offices                           27,959        10,679      17,280        12,026           29,306
    Retail                            27,236         5,765      21,471         9,005           30,476
    Hotel/motel                       20,962         2,912      18,050           782           18,832
    Industrial                        14,204         3,668      10,536         5,230           15,766
    Other                              3,600           648       2,952         2,262            5,214
                                    --------       -------    --------      --------         --------
                                    $219,565       $52,905    $166,660      $ 80,937         $247,597
                                    ========       =======    ========      ========         ========

                                                             March 31, 1994
                                  -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family                   $ 27,564       $ 5,796    $ 21,768      $ 16,300         $ 38,068
    Apartments                        73,462        17,249      56,213        40,433           96,646
  Commercial
    Offices                           35,377         9,112      26,265        12,549           38,814
    Retail                            21,174         3,623      17,551         7,450           25,001
    Hotel/motel                       50,305         5,085      45,220        57,687          102,907
    Industrial                         7,718         1,989       5,729         8,958           14,687
    Other                              3,332         1,018       2,314         2,238            4,552
                                    --------       -------    --------      --------         --------
                                    $218,932       $43,872    $175,060      $145,615         $320,675
                                    ========       =======    ========      ========         ========

      The impaired loan portfolio decreased at March 31, 1995 compared with March 31, 1994. The decrease was primarily the result of both a sale and a foreclosure in the last half of 1994, of two nonperforming loans with a combined balance of approximately $92 million. The Company's policy for recognizing income on impaired loans is to accrue earnings unless a loan is in foreclosure or becomes nonperforming, at which time the accrued earnings are reversed.

      Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

      A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

      Certain loans (where GWB works with borrowers encountering economic difficulty) meet the criteria of, and are classified as, troubled debt restructurings ("TDRs") because of modification to loan terms. TDRs totaled $149 million at March 31, 1995 compared with $246 million at March 31, 1994. The decrease in TDR's is primarily the result of the previously mentioned disposition of $92 million of nonperforming loans in addition to $63 million of performing TDR's which reached the end of their restructuring period in 1994, returning them to a normal amortization schedule. TDRs which meet certain conditions of repayment and performance have not been included in nonperforming assets. At March 31, 1995, $23 million of TDRs were classified as performing assets compared with $43 million at March 31, 1994.

      Real estate available for sale is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. Real estate held for development, also subject to the same review process, is carried at the lower of cost or net realizable value. Properties where future development is uncertain are carried at the lower of cost or fair value. Real estate is also included in the general reserve evaluation. At March 31, 1995, foreclosed real estate properties totaling $15 million are operating profitably after provisions for interest and depreciation and are performing assets.

      Nonperforming assets include loans which are delinquent ninety days or more, TDRs which do not meet certain performance criteria and certain real estate owned which does not generate sufficient income to meet return on investment criteria. The following table indicates the amount of the Company's nonperforming assets and the ratio of nonperforming assets to total assets:

                                   March 31        December 31        March 31
                                      1995             1994              1994
                                 -------------     -------------     -------------
(Dollars in millions)            Amount     %      Amount     %      Amount     %
                                 ------    ---     ------    ---     ------    ---
Loans receivable
  Real estate
    Residential
      Single-family                $466   1.07%      $509   1.19%    $  599   1.57%
      Apartments                     66    .15         68    .16         87    .23
    Commercial                       96    .22         90    .21        218    .57
  Consumer finance                   21    .05         22    .05         20    .05
  Other                               2      -          1      -          2    .01
                                   ----   ----       ----   ----     ------   ----
                                    651   1.49        690   1.61        926   2.43
Real estate                         163    .38        156    .37        199    .52
                                   ----   ----       ----   ----     ------   ----
Total nonperforming assets         $814   1.87%      $846   1.98%    $1,125   2.95%
                                   ====   ====       ====   ====     ======   ====

/TABLE

      The geographic distribution of the real estate loan and real estate portfolios at March 31, 1995 follows:


                                                                    Oklahoma/
(Dollars in millions)          Total California  Florida Washington    Texas  Georgia  Arizona  Oregon   Other
                             ------- ----------  ------- ---------- --------  -------  -------  ------   -----
Real estate loans
  Residential
    Single-family            $23,207    $15,920   $1,629     $1,041     $682     $388     $305    $328  $2,914
    Apartments                 1,712      1,371       85          7       33       53       65       2      96
  Commercial
    Offices                      407        361        8         15        3        4        5       -      11
    Retail                       257        217       20          8        -        -        2       1       9
    Hotel/motel                  224        141        5          -        2        -        3       -      73
    Industrial                   325        273       13          4       13        4        7       -      11
    Other                        222        165       19          4        1        2       11       3      17
                             -------    -------   ------     ------     ----     ----     ----    ----  ------
                              26,354     18,448    1,779      1,079      734      451      398     334   3,131
                             -------    -------   ------     ------     ----     ----     ----    ----  ------
Real estate available
  for sale, net
  Acquired through
    foreclosure                  174        151       16          2        1        -        -       -       4
  Other                           13         12        1          -        -        -        -       -       -
Property development              47         47        -          -        -        -        -       -       -
                             -------    -------   ------     ------     ----     ----     ----    ----  ------
                                 234        210       17          2        1        -        -       -       4
                             -------    -------   ------     ------     ----     ----     ----    ----  ------
Total real estate loans
  and real estate            $26,588    $18,658   $1,796     $1,081     $735     $451     $398    $334  $3,135
                             =======    =======   ======     ======     ====     ====     ====    ====  ======
Percent of total               100.0%      70.2%     6.7%       4.1%     2.8%     1.7%     1.5%    1.2%   11.8%

      The geographic distribution of nonperforming real estate loans and real estate at March 31, 1995 follows:

                                                                   Oklahoma/
(Dollars in millions)       Total  California  Florida Washington     Texas   Georgia  Arizona  Oregon  Other
                            -----  ----------  ------- ----------  --------   -------  -------  ------  -----
Real estate loans
  Residential
    Single-family            $466        $395      $16        $ 4       $ 4       $ 6      $ 3     $ 1    $37
    Apartments                 66          57        1          1         -         4        -       -      3
  Commercial
    Offices                    24          23        -          -         -         -        -       -      1
    Retail                     23          17        1          5         -         -        -       -      -
    Hotel/motel                32          32        -          -         -         -        -       -      -
    Industrial                 12          11        1          -         -         -        -       -      -
    Other                       5           2        2          -         -         -        1       -      -
                             ----        ----      ---        ---       ---       ---      ---     ---    ---
                              628         537       21         10         4        10        4       1     41
                             ----        ----      ---        ---       ---       ---      ---     ---    ---
Real estate
  Residential
    Single-family             111         102        3          1         1         -        -       -      4
    Apartments                 18          18        -          -         -         -        -       -      -
  Commercial
    Offices                    18           9        9          -         -         -        -       -      -
    Retail                      2           2        -          -         -         -        -       -      -
    Hotel/motel                 2           -        2          -         -         -        -       -      -
    Industrial                  4           4        -          -         -         -        -       -      -
    Other                       8           6        2          -         -         -        -       -      -
                             ----        ----      ---        ---       ---       ---      ---     ---    ---
                              163         141       16          1         1         -        -       -      4
                             ----        ----      ---        ---       ---       ---      ---     ---    ---

Total nonperforming real
  estate loans and real
  estate                     $791        $678      $37        $11       $ 5       $10      $ 4     $ 1    $45
                             ====        ====      ===        ===       ===       ===      ===     ===    ===

Percent of total            100.0%       85.7%     4.7%       1.4%       .6%      1.3%      .5%     .1%   5.7%

      A comparison of the California real estate loan and real estate portfolios and nonperforming real estate loans and real estate by region at March 31, 1995 follows:


                                                California                    Northern California
                                      -------------------------------   --------------------------------
(Dollars in millions)                 Portfolio  Nonperforming     %    Portfolio  Nonperforming      %
                                      ---------  -------------    ---   ---------  -------------     ---
Real estate loans
  Residential
    Single-family                       $15,920           $395    2.5      $4,807           $ 78     1.6
    Apartments                            1,371             57    4.2         168              2     1.2
  Commercial
    Offices                                 361             23    6.4          74             12    16.2
    Retail                                  217             17    7.8          52              -       -
    Hotel/motel                             141             32   22.7          46              1     2.2
    Industrial                              273             11    4.0          43              4     9.3
    Other                                   165              2    1.2          53              -       -
                                        -------           ----  -----      ------           ----   -----
                                         18,448            537    2.9       5,243             97     1.9
                                        -------           ----  -----      ------           ----   -----
Real estate
  Residential
    Single-family                           102            102  100.0          10             10   100.0
    Apartments                               19             18   94.7           2              2   100.0
  Commercial
    Offices                                  15              9   60.0           4              2    50.0
    Retail                                    4              2   50.0           -              -       -
    Hotel/motel                               6              -      -           -              -       -
    Industrial                                4              4  100.0           -              -       -
    Other                                    60              6   10.0          21              -       -
                                        -------           ----  -----      ------           ----   -----
                                            210            141   67.1          37             14    37.8
                                        -------           ----  -----      ------           ----   -----
Total real estate loans
  and real estate                       $18,658           $678    3.6      $5,280           $111     2.1
                                        =======           ====  =====      ======           ====   =====


                                             Central California                 Southern California
                                      --------------------------------   --------------------------------
(Dollars in millions)                 Portfolio  Nonperforming      %    Portfolio  Nonperforming      %
                                      ---------  -------------     ---   ---------  -------------     ---

Real estate loans
  Residential
    Single-family                        $1,296            $17     1.3     $ 9,817           $300     3.1
    Apartments                              245              9     3.7         958             46     4.8
  Commercial
    Offices                                  41              -       -         246             11     4.5
    Retail                                   29              -       -         136             17    12.5
    Hotel/motel                              27              3    11.1          68             28    41.2
    Industrial                               15              -       -         215              7     3.3
    Other                                    20              -       -          92              2     2.2
                                         ------            ---   -----     -------           ----   -----
                                          1,673             29     1.7      11,532            411     3.6
                                         ------            ---   -----     -------           ----   -----

Real estate
  Residential
    Single-family                             4              4   100.0          88             88   100.0
    Apartments                                3              3   100.0          14             13    92.9
  Commercial
    Offices                                   2              2   100.0           9              5    55.6
    Retail                                    1              1   100.0           3              1    33.3
    Hotel/motel                               -              -       -           6              -       -
    Industrial                                -              -       -           4              4   100.0
    Other                                    11              -       -          28              6    21.4
                                         ------            ---   -----     -------           ----   -----
                                             21             10    47.6         152            117    77.0
                                         ------            ---   -----     -------           ----   -----
Total real estate loans
  and real estate                        $1,694            $39     2.3     $11,684           $528     4.5
                                         ======            ===   =====     =======           ====   =====


      Nonperforming real estate loans and real estate decreased by $32 million during the first quarter of 1995. Total nonperforming single-family residential properties decreased $16 million in the first quarter of 1995 due primarily to a decrease in new ninety day delinquencies. Single-family residential properties in California decreased $11 million while out of state properties declined $5 million. Nonperforming commercial and apartment properties declined $16 million in the first quarter of 1995 as sales of commercial and apartment properties outpaced new delinquencies.

      In the first three months of 1995, bulk sales of foreclosed single-family properties totaled $60.4 million compared with $84.6 million in the first three months of 1994. Auction sales have also been utilized to accelerate the disposition of foreclosed properties. Foreclosures continue to occur at relatively high levels.

      The Company provides a reserve for uncollected interest which is essentially based upon loans delinquent ninety days or more or in foreclosure. These loans are considered in "nonaccrual" status.

      A summary of loan loss provisions, charge-offs and recoveries by loan type follows:

                                                         At or For The
                                                      Three Months Ended
                                                           March 31
                                                    ----------------------
(Dollars in thousands)                                  1995          1994
                                                        ----          ----

Beginning balance                                   $438,051      $502,269

Provision for loss
  Real estate loans
    SFR                                               35,600        25,000
    Other                                              1,000        15,000
  Consumer finance                                    10,600         9,300
  Other                                                  400         2,500
                                                    --------      --------
                                                      47,600        51,800
                                                    --------      --------
Charge-offs
  Real estate loans
    SFR                                              (50,365)      (39,931)
    Other                                             (5,492)       (6,896)
  Consumer finance                                   (14,801)      (12,654)
  Other                                                 (275)         (369)
                                                    --------      --------
                                                     (70,933)      (59,850)
                                                    --------      --------
Recoveries
  Real estate loans
    SFR                                                  472           174
    Other                                                 24           337
  Consumer finance                                     4,090         4,046
  Other                                                   83            95
                                                    --------      --------
                                                       4,669         4,652
                                                    --------      --------
Net charge-offs
  Real estate loans
    SFR                                              (49,893)      (39,757)
    Other                                             (5,468)       (6,559)
  Consumer finance                                   (10,711)       (8,608)
  Other                                                 (192)         (274)
                                                    --------      --------
                                                     (66,264)      (55,198)
                                                    --------      --------
Ending balance                                      $419,387      $498,871
                                                    ========      ========
Ratio of net charge-offs
  (annualized) to average loans
  Real estate loans
    SFR                                                  .67%          .62%
    Other                                                .70           .78
  Consumer finance                                      2.16          1.88
  Other                                                  .17           .29
                                                        ----          ----
                                                         .75%          .71%
                                                        ====          ====

      Beginning in the third quarter of 1994, writedowns on foreclosed real estate to estimated fair value are being recorded at acquisition. As a result, charge-offs in the first quarter of 1995 have increased compared with the same period last year.

      The following table presents the Company's reserve for estimated losses and the reserve as a percent of the respective loans receivable portfolios:

                                                     March 31
                                    ------------------------------------
                                             1995                 1994
                                    ---------------      ---------------
(Dollars in millions)                   Amount       %       Amount       %
                                        ------      ---      ------      ---
Real estate loans
  SFR                                     $175      .57%       $197      .77%
  Commercial and other                     180     5.74         233     6.99
Consumer finance                            53     2.70          51     2.77
Other                                       11     2.32          18     4.64
                                          ----     ----        ----     ----
  Total                                   $419     1.16%       $499     1.60%
                                          ====     ====        ====     ====

      A summary of real estate reserve activity by real estate type follows:


                                                           At or For The
                                                         Three Months Ended
                                                              March 31
                                                         ------------------
(Dollars in millions)                                    1995          1994
                                                         ----          ----
Beginning balance
  SFR                                                    $  3          $  5
  Commercial and other                                     74           119
                                                         ----          ----
                                                           77           124
Provision for losses
  SFR                                                       -             3
  Commercial and other                                      1             -
                                                         ----          ----
                                                            1             3
Net charge-offs
  SFR                                                       -            (4)
  Commercial and other                                    (11)           (5)
                                                         ----          ----
                                                          (11)           (9)
Ending balance
  SFR                                                       3             4
  Commercial and other                                     64           114
                                                         ----          ----
                                                         $ 67          $118
                                                         ====          ====

OPERATIONS


     Net interest income totaled $307 million in the first quarter of 1995 compared with $334 million in the first quarter of 1994. The following table shows the components of the change in net interest income between periods.

                                                                        Three Months Ended March 31
                                                                       ------------------------------
(Dollars in millions)                                                  1995 vs 1994      1994 vs 1993
                                                                       ------------      ------------
Mortgage-backed securities
  Rate (1)                                                                 $  7              $ (7)
  Volume (2)                                                                102                 1
  Rate/Volume (3)                                                            18                 -
                                                                           ----              ----
                                                                            127                (6)
                                                                           ----              ----
Real estate loans (4)
  Rate (1)                                                                   30               (35)
  Volume (2)                                                                (43)               (4)
  Rate/Volume (3)                                                            (3)                -
                                                                           ----              ----
                                                                            (16)              (39)
                                                                           ----              ----
Consumer loans (4)
  Rate (1)                                                                   (2)               (6)
  Volume (2)                                                                  9                (5)
  Rate/Volume (3)                                                             -                 -
                                                                           ----              ----
                                                                              7               (11)
                                                                           ----              ----
Securities and investments
  Rate (1)                                                                    5                (4)
  Volume (2)                                                                  3                 3
  Rate/Volume (3)                                                             1                (1)
                                                                           ----              ----
                                                                              9                (2)
                                                                           ----              ----
Interest earning assets
  Rate                                                                       40               (52)
  Volume                                                                     71                (5)
  Rate/Volume                                                                16                (1)
                                                                           ----              ----
                                                                            127               (58)
                                                                           ----              ----
Customer accounts
  Rate (1)                                                                   67               (31)
  Volume (2)                                                                (16)                9
  Rate/Volume (3)                                                            (4)               (1)
                                                                           ----              ----
                                                                             47               (23)
                                                                           ----              ----
Borrowings
  Rate (1)                                                                   (9)                8
  Volume (2)                                                                137               (25)
  Rate/Volume (3)                                                           (21)               (2)
                                                                           ----              ----
                                                                            107               (19)
                                                                           ----              ----
Interest bearing liabilities
  Rate                                                                       58               (23)
  Volume                                                                    121               (16)
  Rate/Volume                                                               (25)               (3)
                                                                           ----              ----
                                                                            154               (42)
                                                                           ----              ----
Change in net interest income                                              $(27)             $(16)
                                                                           ====              ====
/TABLE

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

      Real estate services income totaled $21.3 million for the three months ended March 31, 1995 compared with $23.8 million for the three months ended March 31, 1994. The decrease in income was attributed to both lower loan fees and lower gains on mortgage sales. Gains on mortgage sales decreased as a result of lower sales activity. Mortgage sales in the first three months of 1995, all fixed rate, totaled $19.3 million, at a gain of 1.59% of mortgage sales, compared with $671 million in the first three months of last year at a gain of .88% of mortgage sales. The increased gain as a percentage of mortgage sales is a result of increased premiums on loan sales. At March 31, 1995, the servicing spread was 44 basis points on the $10.8 billion servicing portfolio compared with a servicing spread of 42 basis points on a $12.2 billion portfolio at March 31, 1994. The portfolio of loans serviced for others is expected to continue to decline as a result of the lower level of fixed-rate loan originations and sales.

      Retail banking fee and commission income decreased from $43.5 million in the three months ended March 31, 1994 to $40 million in the three months ended March 31, 1995. Banking fees increased to $36 million in the first three months of 1995 compared with $32.9 million in the same period last year. Income from mutual fund operations has been reduced as a result of a change in the commission and fee structure as well as significantly reduced subscriptions. Net revenue from these operations totaled $4 million in the three months ended March 31, 1995 compared with $10.6 million in the same period of 1994. The Company managed mutual funds with assets aggregating $3 billion at March 31, 1995 compared with $3.3 billion at March 31, 1994.

      Other income was $8.9 million for the three months ended March 31, 1995 compared with $10.2 million for the same period a year ago.

      Operating expenses were $250 million for the first three months of 1995, compared with $252 million for the first three months of 1994. Fourth quarter 1994 operating expenses were $240 million. The increase from year-end 1994 is primarily attributable to the costs associated with the implementation of the Company's outsourced data network operations during the first quarter. These new information management technology strategies are expected to result in significant operational efficiencies in the future. Operating expenses decreased 1% between the first quarters of 1995 and 1994. The operating ratios were as follows:

                                                           Three Months Ended
                                                                March 31
                                                          -------------------
                                                           1995          1994
                                                           ----          ----

Operating and administrative expenses (annualized)
  As a percent of average assets
    Corporate                                              2.34%         2.67%
    Banking operations                                     2.15          2.46
  As a percent of average assets and assets
    serviced for others
    Corporate                                              1.86          2.02
    Banking operations                                     1.69          1.83
  As a percent of average retail deposits
    Banking operations                                     3.08          2.88
  As a percent of revenue
    Corporate                                             68.89         64.14
    Banking operations                                    73.14         66.93



      In 1993, the Company embarked on a cost-reduction program at its administrative headquarters designed to increase profits and improve efficiency and recorded a related $30 million restructuring charge. The program was phased in throughout 1994 and continues in 1995. Charges against this reserve since the program was initiated, principally employee separation expenses and associated costs, totaled $29 million. Approximately 1,300 positions have been eliminated as of March 31, 1995 through layoffs and attrition. Reductions in nonpersonnel related costs will also contribute to the overall savings through renegotiation of existing vendor contracts and elimination of other administrative expenses. Anticipated savings in 1995 and beyond will exceed $100 million annually.

      The following table presents net earnings (annualized) as a percent of average assets and as a percent of average equity:

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                  1995          1994
                                                  ----          ----
Return on average assets                           .41%          .52%
Return on average equity                          6.94          8.14


      The Company's effective tax rate for the first quarter of 1995 decreased due to the reversal of certain tax liabilities no longer required.
As a result, the Company's effective tax rate was 39.6% in the first three months of 1995 and 41.2% in the same period of 1994.


DEPOSIT INSURANCE PREMIUMS

      Under current law, the Federal Deposit Insurance Corporation (the
"FDIC") is required to increase the reserves of both the Bank Insurance Fund
(the "BIF") and the Savings Association Insurance Fund (the "SAIF") to 1.25% of insured deposits over a reasonable period of time and thereafter to maintain such reserves at not less than that level. Based on current experience, it is generally anticipated that the BIF will reach the required reserve level in the near future. However, it is expected that the SAIF reserves will not reach the required level for a number of years without Congressional action to provide additional funding or merge the separate insurance funds in some fashion. Accordingly, the FDIC has proposed that future deposit insurance premiums of SAIF-insured institutions be assessed at substantially higher premiums than the corresponding premium assessment rates for BIF-insured institutions. The effect of this proposal would be that the SAIF assessment rate to be paid by SAIF members would continue to range from 23 cents per $100 of domestic deposits to 31 cents per $100 of domestic deposits, depending on risk classification. The current assessment rate for GWB is 23 cents per $100 of domestic deposits for the first half of 1995. The FDIC has proposed that BIF members pay an assessment rate of 4 cents to 31 cents per $100 of domestic deposits. Such a deposit insurance premium disparity could place SAIF-insured institutions, such as GWB, at a competitive disadvantage with commercial banks and other BIF-insured institutions.

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

CAPITAL RESOURCES AND LIQUIDITY

      Capital (stockholders' equity) was $2.6 billion at March 31, 1995 and
$2.4 billion at March 31, 1994. At the end of the 1995 first quarter the ratio of capital to total assets was 5.9% compared with 6.5% a year ago.

      GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. At March 31, 1995, GWB's capital was $2.8 billion, including subordinated notes of $429 million.

      The following ratios compare GWB with the fully phased-in capital requirements under regulations issued by the Office of Thrift Supervision
("OTS"):



                                                March 31, 1995
                                 --------------------------------------------
                                     Actual         OTS Benchmark
                                 --------------     -------------     Capital
(Dollars in millions)            Amount      %      Amount     %       Excess
                                 ------     ---     ------    ---     -------

Leverage/tangible ratio          $2,113    5.14     $1,233   3.00        $880
Risk-based ratio                  2,814   11.86      1,898   8.00         916



      The OTS amended its risk-based capital rules to incorporate interest-rate risk ("IRR") requirements which require a savings association to hold additional capital if it is projected to experience an excessive decline in "net portfolio value" in the event interest rates increase or decrease by two percentage points. The additional capital required is equal to one-half of the amount by which any decline in net portfolio value exceeds 2 percent of the savings association's total net portfolio value. GWB does not expect the interest-rate risk requirements to have a material impact on its required capital levels.

      The OTS has proposed to amend its capital rule on the leverage ratio requirement to reflect amendments made by the Office of the Comptroller of the Currency ("OCC") to the capital requirements for national banks. The proposal would establish a 3% leverage ratio (defined as the ratio of core capital to adjusted total assets) for savings associations in the strongest financial and managerial condition. All other savings associations would be required to maintain leverage ratios of at least 4%. Only savings associations rated composite 1 under the OTS CAMEL rating system will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. For all other savings associations, the minimum core capital leverage ratio will be 3% plus at least an additional 100 to 200 basis points.

      In determining the amount of additional capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis. The OTS' supervisory judgment on a savings association's capital adequacy, both in terms of risk-based capital and the minimum leverage ratio, will continue to be based upon an assessment of the relevant factors present in each institution.

      Savings associations that do not pass the minimum capital standards established under the new core capital leverage ratio requirements will be required to submit capital plans detailing steps to be taken to reach compliance.

      GWB currently meets these proposed requirements.

      As of March 31, 1995, real estate loan commitments totaled $816 million compared with $882 million at December 31, 1994 and $749 million at March 31, 1994. These commitments included $796 million of ARMs and $20 million at fixed rates at March 31, 1995. The high percentage of ARM commitments is indicative of a fully adjusted interest rate on COFI ARMs that is more than 100 basis points lower than the rates offered on 30-year fixed-rate loans. The Company has several sources for raising funds for lending, among which are mortgage repayments, mortgage sales, customer deposits, Federal Home Loan Bank borrowings and other borrowings.

      The following table presents the debt ratings of the Company and GWB at March 31, 1995:

                                                            Moody's Investors
                                      Standard & Poor's          Service
                                      -----------------     -----------------
                                      GWFC          GWB     GWFC          GWB
                                      ----          ---     ----          ---

Unsecured short-term debt              A-2          A-2      P-2          P-1
Senior term debt                      BBB+           A-     Baa1          A-2
Subordinated term debt                             BBB+                   A-3
Preferred stock                       BBB-                  Baa2



      The origination and sale of real estate loans is dependent upon general market conditions. In an active real estate market loan originations increase. In such periods mortgage sales are usually increased to fund a portion of originations and to control asset growth. However, in some periods mortgage sales occur to fund customer account outflows and repay borrowings which result in asset shrinkage. Mortgage sales also occur to limit interest-rate risk and for restructuring purposes.

      As presented in the Consolidated Condensed Statement of Cash Flows the sources of liquidity vary between quarters. The primary sources of funds in the first quarter of 1995 were principal payments on mortgages held for investment of $1.1 billion and an increase in borrowings of $715,000. New loans originated for investment required $2.8 billion in the first quarter of 1995. Operating activities provided $211 million in the current quarter.

      The Company continued to maintain liquidity balances each period in excess of funding and legal requirements. Cash and securities totaled $1.6 billion at March 31, 1995 and $1 billion at March 31, 1994.


DIVIDENDS

      Quarterly cash dividends have been paid since 1977. At its April 1995 meeting, the Board of Directors declared a quarterly cash dividend of $.23 per common share payable in May 1995. The quarterly cash dividend has been paid at this level since the second quarter of 1992.

      In the first quarter of 1995 the regular quarterly dividend on the $129 million 8 3/4% cumulative convertible preferred stock, issued in May 1991, and the regular quarterly dividend on the $165 million 8.3% cumulative preferred stock, issued in September 1992, were paid.

      The Dividend Reinvestment and Stock Purchase Plan permits a 3% discount on stock purchased with reinvested dividends. During the first quarter of 1995, reinvested dividends totaled $10.6 million.

      Effective March 31, 1994, Bryant Financial Corporation ("Bryant"), a property development subsidiary, became a wholly-owned direct subsidiary of the Company. This realignment was in the form of a dividend from GWB to GWFC in the amount of Bryant's book value of $38 million.

      The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar, Inc ("Aristar"). In the first quarter of 1995, cash dividends received from GWB and Aristar totaled $2.8 million and $7.5 million, respectively. GWB is subject to the regulations of the OTS and FDIC. The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations establish a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100% of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75% of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25% to 75% of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. An association subject to more stringent restrictions imposed by agreement may apply to remove the more stringent restrictions.

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


AVERAGE SHARES OUTSTANDING

      The average common shares outstanding, based upon daily amounts used in the calculation of earnings per share, are shown below:


                                             Three Months Ended March 31
                                             ---------------------------
                                                    1995            1994
                                                    ----            ----
Primary                                      135,060,229     133,356,647
Fully diluted                                135,338,118     139,698,559


                             PART II - OTHER INFORMATION
                             ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - - - ------------------------------------------------------------

      The Company's Annual Meeting of Shareholders was held on April 25, 1995. 121,144,539 shares of GWFC common stock were represented at the Annual Meeting in person or by proxy.

      Shareholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:


                            Votes in Favor
Nominee                        of Election          Votes Withheld
- - - - -------                     --------------          --------------

Stephen E. Frank               120,674,667                 469,872
Enrique Hernandez, Jr.         120,617,716                 526,823
John F. Maher                  120,696,042                 448,497
Willis B. Wood, Jr.            120,679,839                 464,700



      In addition, the term of office of the following directors continued after the meeting:

Dr. David Alexander
H. Frederick Christie
John V. Giovenco
Firmin A. Gryp
Charles D. Miller
James F. Montgomery
Dr. Alberta E. Siegel

ITEM 5.  OTHER INFORMATION
- - - - --------------------------

      The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated follows:


                                          Three Months Ended  Twelve Months Ended  Three Months Ended
(Dollars in thousands)                        March 31, 1995    December 31, 1994      March 31, 1994
                                          ------------------  -------------------  ------------------

Earnings
  Net earnings                                      $ 43,484           $  251,234            $ 49,475
  Taxes on income                                     28,500              155,300              34,700
                                                    --------           ----------            --------
  Earnings before taxes                             $ 71,984           $  406,534            $ 84,175
                                                    ========           ==========            ========
Interest expense
  Customer accounts                                 $278,916           $  950,299            $232,139
  Borrowings                                         186,175              370,044              74,792
                                                    --------           ----------            --------
    Total                                           $465,091           $1,320,303            $306,931
                                                    ========           ==========            ========

Rent expense
  Total                                             $ 13,770           $   55,011            $ 14,916
  1/3 thereof                                          4,590               18,337               4,972

Capitalized interest                                $      -           $      196            $    110
Preferred stock dividends                           $  6,254           $   25,015            $  6,254

Ratio of earnings to fixed charges
  and preferred stock dividends

  Excluding customer accounts
    Earnings before fixed charges                   $262,749           $  794,875            $163,939
    Fixed charges                                    201,118              429,015              90,514

    Ratio                                               1.31                 1.85                1.81

  Including customer accounts
    Earnings before fixed charges                   $541,665           $1,745,174            $396,078
    Fixed charges                                    480,034            1,379,314             322,653

    Ratio                                               1.13                 1.27                1.23

Ratio of earnings to fixed charges

  Excluding customer accounts
    Earnings before fixed charges                   $262,749           $  794,875            $163,939
    Fixed charges                                    190,765              388,537              79,874

    Ratio                                               1.38                 2.05                2.05

  Including customer accounts
    Earnings before fixed charges                   $541,665           $1,745,174            $396,078
    Fixed charges                                    469,681            1,338,836             312,013

    Ratio                                               1.15                 1.30                1.27

/TABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - -----------------------------------------

a.   Exhibits
     --------

 4.1 The Company has outstanding certain long-term debt as set forth in Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December
31, 1994. The Company agrees to furnish copies of the instruments representing its long-term debt to the Securities and Exchange Commission (the "SEC") upon request.

11.1  Statement re computation of per share earnings.

27.1  Financial Data Schedule

b.    Reports on Form 8-K
      -------------------
No reports on Form 8-K were filed during the quarter for which this report is filed.
                                              SIGNATURES
                                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










GREAT WESTERN FINANCIAL CORPORATION
Registrant







/s/Carl F. Geuther
Carl F. Geuther
Executive Vice President and Chief
Financial Officer




/s/Jesse L. King
Jesse L. King
Senior Vice President and
Controller








DATE:  May 11, 1995