Form 10-Q
period 1995-06-30
GREAT WESTERN FINANCIAL CORP
filed 1995-08-14
CIK 43512

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549 - 1004
                                 FORM 10-Q


(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995

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

Indicate the number of shares outstanding of each of the
Issuer's classes of common stock, as of July 31, 1995:
135,918,207

                    GREAT WESTERN FINANCIAL CORPORATION

                             TABLE OF CONTENTS


                                                                     Page
                                                                     ----


Part I.   Financial Information

      Item 1.  Financial Statements

            Consolidated Condensed Statement of Financial
              Condition - June 30, 1995, December 31, 1994
              and June 30, 1994                                         4

            Consolidated Condensed Statement of Operations -
              Three Months and Six Months Ended June 30, 1995
              and 1994                                                  5

            Consolidated Condensed Statement of Cash Flows -
              Three Months and Six Months Ended June 30, 1995
              and 1994                                                  6

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations for the
                 Three Months and Six Months Ended June 30, 1995        8

Part II.  Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders     38

      Item 5.  Other Information                                       38

      Item 6.  Exhibits and Reports on Form 8-K                        39

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

PRESENTATION OF FINANCIAL INFORMATION

The financial information has been prepared in conformity with the accounting principles or practices reflected in the financial statements included in the Annual Report filed with the Commission for the year ended December 31, 1994.
 The Registrant adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("FAS 122") as of April 1, 1995. FAS 122 requires the capitalization of servicing rights for loans originated with the intent to sell or securitize such loans. The information further reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.

Item 1.  Financial Statements

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                 June 30   December 31        June 30
Dollars in thousands                                                1995          1994           1994
                                                                 -------   -----------        -------
ASSETS
Cash and securities
  Cash                                                       $   813,755    $   983,440    $   815,269
  Certificates of deposit, repurchase agreements
    and federal funds                                            312,125        165,125        255,125
  Securities available for sale                                  996,769        917,095        501,114
                                                             -----------    -----------    -----------
                                                               2,122,649      2,065,660      1,571,508
Mortgage-backed securities held to maturity
  (fair value $8,166,765, $6,211,731 and $995,966)             8,053,898      6,335,104      1,014,720
Mortgage-backed securities available for
  sale                                                         2,827,602      2,934,503      2,266,584
                                                             -----------    -----------    -----------
                                                              10,881,500      9,269,607      3,281,304
Loans receivable, less reserve for
  estimated losses                                            28,851,335     28,079,620     31,133,601
Loans receivable available for sale                              389,416        298,748        264,446
                                                             -----------    -----------    -----------
                                                              29,240,751     28,378,368     31,398,047

Real estate available for sale or
  development, net                                               195,771        256,967        293,129
Interest receivable                                              281,281        230,925        218,841
Investment in Federal Home Loan Banks                            344,633        306,041        308,284
Premises and equipment, at cost,
  less accumulated depreciation                                  604,447        616,116        632,786
Other assets                                                     501,809        730,574        394,536
Intangibles arising from acquisitions                            343,892        363,999        408,149
                                                             -----------    -----------    -----------
                                                             $44,516,733    $42,218,257    $38,506,584
                                                             ===========    ===========    ===========
LIABILITIES
Customer accounts                                            $29,246,964    $28,700,947    $30,208,548
Securities sold under agreements to repurchase                 7,429,298      6,299,055      1,997,795
Short-term borrowings                                          1,879,244      1,210,461        477,793
Other borrowings                                               2,355,403      2,611,144      2,479,767
Other liabilities and accrued expenses                           711,691        716,741        663,344
Taxes on income, principally deferred                            283,658        196,123        254,612
STOCKHOLDERS' EQUITY                                           2,610,475      2,483,786      2,424,725
                                                             -----------    -----------    -----------
                                                             $44,516,733    $42,218,257    $38,506,584
                                                             ===========    ===========    ===========

Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                             Three Months Ended           Six Months Ended
                                                                  June 30                      June 30
                                                          ------------------------     -------------------------
Dollars in thousands, except per share                        1995            1994           1995           1994
                                                              ----            ----           ----           ----
INTEREST INCOME
  Real estate loans                                       $490,648        $482,122     $  956,175     $  963,631
  Mortgage-backed securities                               195,067          44,371        366,884         89,012
  Consumer loans                                            99,063          94,908        196,488        185,749
  Securities                                                13,250           5,105         25,833         11,719
  Other                                                      9,633           7,297         19,347         13,684
                                                          --------        --------     ----------     ----------
                                                           807,661         633,803      1,564,727      1,263,795
INTEREST EXPENSE
  Customer accounts                                        307,819         229,578        586,735        461,717
  Borrowings
    Short-term                                             136,523          12,602        252,209         18,367
    Long-term                                               52,722          53,900        108,094        111,744
                                                          --------        --------     ----------     ----------
                                                           497,064         296,080        947,038        591,828
                                                          --------        --------     ----------     ----------
NET INTEREST INCOME                                        310,597         337,723        617,689        671,967
Provision for loan losses                                   43,200          52,900         90,800        104,700
                                                          --------        --------     ----------     ----------
Net interest income after provision
  for loan losses                                          267,397         284,823        526,889        567,267

Other operating income
  Real estate services
    Loan fees                                                5,705           7,707         11,904         15,518
    Mortgage banking
      Gain on mortgage sales                                 1,800           3,508          3,060          5,796
      Servicing                                             13,876          13,326         27,674         27,014
                                                          --------        --------     ----------     ----------
                                                            21,381          24,541         42,638         48,328
  Retail banking
    Banking fees                                            37,862          35,732         73,890         68,662
    Securities operations                                    4,286          11,213          8,253         21,789
                                                          --------        --------     ----------     ----------
                                                            42,148          46,945         82,143         90,451
  Net gain on securities and investments                     2,411             592          2,877          2,854
  Net insurance operations                                   7,146           7,571         13,873         13,995
  Other                                                      1,771           1,729          3,507          3,215
                                                          --------        --------     ----------     ----------
Total other operating income                                74,857          81,378        145,038        158,843
Noninterest expense
  Operating and administrative
    Salaries and related personnel                         114,630         117,471        231,508        239,379
    Premises and occupancy                                  46,134          53,079         92,261        104,641
    FDIC insurance premium                                  14,355          19,147         32,994         38,294
    Advertising and promotion                                9,012          10,093         17,141         19,396
    Other                                                   63,815          47,290        123,921         97,696
                                                          --------        --------     ----------     ----------
                                                           247,946         247,080        497,825        499,406
  Amortization of intangibles                               10,089          11,765         20,108         23,529
  Real estate operations                                       983           6,301         (2,726)        14,945
  Provision for real estate losses                               -           6,000          1,500          9,000
                                                          --------        --------     ----------     ----------
Total noninterest expense                                  259,018         271,146        516,707        546,880
                                                          --------        --------     ----------     ----------
EARNINGS BEFORE TAXES                                       83,236          95,055        155,220        179,230
Taxes on income                                             32,800          39,200         61,300         73,900
                                                          --------        --------     ----------     ----------
NET EARNINGS                                              $ 50,436        $ 55,855     $   93,920     $  105,330
                                                          ========        ========     ==========     ==========
Average common shares outstanding
  Without dilution                                     136,746,783     133,515,722    135,876,365    133,444,187
  Fully diluted                                        136,746,783     140,019,059    136,242,751    139,879,510
Earnings per share based on average
  common shares outstanding
  Primary                                                     $.32            $.38           $.60           $.70
  Fully diluted                                                .32             .38            .60            .70
Cash dividend per share                                        .23             .23            .46            .46

[FN]
Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                               Three Months Ended June 30     Six Months Ended June 30
                                               --------------------------    -------------------------
Dollars in thousands                                  1995           1994           1995          1994
                                                      ----           ----           ----          ----
OPERATING ACTIVITIES
  Net earnings                                 $    50,436   $     55,855    $    93,920   $   105,330
  Noncash adjustments to net earnings:
    Provision for loan losses                       43,200         52,900         90,800       104,700
    Provision for real estate losses                     -          6,000          1,500         9,000
    Depreciation and amortization                   18,899         20,215         38,492        39,269
    Amortization of intangibles                     10,089         11,765         20,108        23,529
    Income taxes                                    25,289         24,357         35,616        99,035
    Capitalized interest                           (17,479)        (1,061)       (23,114)       (3,319)
    Net change in accrued interest                  (2,576)        10,338        (45,316)      (10,745)
    Other                                           21,187        285,665        197,517       181,629
                                               -----------   ------------    -----------   -----------
                                                   149,045        466,034        409,523       548,428
                                               -----------   ------------    -----------   -----------
  Sales and repayments of loans
    receivable available for sale                  137,250        334,023        182,867     1,042,236
  Originations and purchases of loans
    receivable available for sale                 (168,582)      (172,236)      (264,114)     (714,783)
                                               -----------    -----------    -----------   -----------
                                                   (31,332)       161,787        (81,247)      327,453
                                               -----------    -----------    -----------   -----------
  Net cash provided by operating
    activities                                     117,713        627,821        328,276       875,881
                                               -----------    -----------    -----------   -----------
FINANCING ACTIVITIES
  Customer accounts
    Net (decrease) in transaction accounts        (217,000)      (263,377)      (894,551)       (9,253)
    Net increase (decrease) in term
      accounts                                     163,461       (594,231)     1,440,568    (1,313,762)
                                               -----------    -----------    -----------   -----------
                                                   (53,539)      (857,608)       546,017    (1,323,015)
  Borrowings
    Repayments of long-term debt                  (175,279)       (62,197)      (255,741)     (323,091)
    Net change in securities sold
      under agreements to repurchase               464,388      1,997,795      1,130,243     1,997,795
    Net change in short-term debt                  538,944          7,734        668,783      (198,690)
                                               -----------    -----------    -----------   -----------
                                                   828,053      1,943,332      1,543,285     1,476,014
  Other financing activity
    Proceeds from issuance of
      common stock                                  18,949          4,183         29,980        10,413
    Cash dividends paid                            (37,335)       (36,840)       (74,482)      (73,612)
                                               -----------     ----------    -----------   -----------
                                                   (18,386)       (32,657)       (44,502)      (63,199)
                                               -----------     ----------    -----------   -----------
Net cash provided by financing activities          756,128      1,053,067      2,044,800        89,800
                                               -----------     ----------    -----------   -----------

/TABLE

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                               Three Months Ended June 30     Six Months Ended June 30
                                               --------------------------    -------------------------
Dollars in thousands                                  1995          1994            1995          1994
                                                      ----          ----            ----          ----
INVESTING ACTIVITIES
  Investment securities
    Proceeds from maturities                   $   445,316   $   204,114     $   687,416   $   694,832
    Purchases of securities                       (442,611)     (213,869)       (745,110)     (337,073)
                                               -----------   -----------     -----------   -----------
                                                     2,705        (9,755)        (57,694)      357,759
  Lending
    Loans originated for investment             (2,031,146)   (2,216,309)     (4,844,476)   (3,655,640)
    Purchases of mortgage-backed securities              -      (530,974)              -      (581,287)
    Payments                                     1,267,964     1,663,446       2,419,837     3,258,331
    Repurchases                                    (27,665)     (459,329)        (51,659)     (479,605)
    Other                                            6,363        (8,741)         11,038         6,232
                                               -----------   -----------     -----------   -----------
                                                  (784,484)   (1,551,907)     (2,465,260)   (1,451,969)
  Other investing activity
    Purchases and sales of premises
      and equipment, net                           (19,936)      (21,072)        (42,575)      (34,106)
    Sales of real estate                            59,398       125,220         175,429       269,807
    Net change in investment in
      FHLB stock                                    (2,495)           36         (38,592)         (932)
    Other                                           39,913        (4,962)         32,931       (11,552)
                                               -----------   -----------     -----------   -----------
                                                    76,880        99,222         127,193       223,217
                                               -----------   -----------     -----------   -----------
  Net cash (used in) investing activities         (704,899)   (1,462,440)     (2,395,761)     (870,993)
                                               -----------   -----------     -----------   -----------
Net increase (decrease) in cash and
  cash equivalents                                 168,942       218,448         (22,685)       94,688
Cash and cash equivalents at beginning
  of period                                        956,938       851,946       1,148,565       975,706
                                               -----------   -----------     -----------   -----------
Cash and cash equivalents at end of period     $ 1,125,880   $ 1,070,394     $ 1,125,880   $ 1,070,394
                                               ===========   ===========     ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for
  Interest on deposits                         $   295,199   $   230,003     $   573,721   $   463,280
  Interest on borrowings                           181,638        54,251         368,277       135,442
  Income taxes                                       6,914        15,404          23,274        25,784
Noncash investing activities
  Loans transferred to foreclosed
    real estate                                $   106,143   $   157,574     $   213,888   $   251,160
  Loans originated to finance the sale
    of real estate                                  18,940        23,030          65,361        41,779
  Loans originated to refinance existing loans      52,618       176,598         109,012       354,877
  Loans exchanged for mortgage-backed
    securities                                           -             -       1,997,585             -

[FN]
Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995

      Great Western Financial Corporation reported net earnings of $50.4 million, or $.32 per share, in the 1995 second quarter compared with earnings of $43.5 million, or $.28 per share, in the 1995 first quarter and $55.9 million, or $.38 per share, in the 1994 second quarter. For the six months ended June 30, 1995, net earnings were $93.9 million, or $.60 per share, compared with $105 million, or $.70 per share, for the same period a year ago.

      Provisions for loan and real estate losses during the 1995 second quarter were $43.2 million compared with $49.1 million in the first quarter of 1995 and $58.9 million in the second quarter of 1994 as credit quality continued to show steady improvement. Provisions for loan and real estate losses during the first six months of 1995 and 1994 were $92.3 million and $114 million, respectively. The decrease in loan and real estate loss provisions reflects a slower rate of deterioration in the real estate market and a declining level of nonperforming real estate loans.

HIGHLIGHTS (Dollars in thousands, except per share)

For the three months ended
June 30                                               1995              1994
--------------------------                            ----              ----
Net interest income                            $   310,597       $   337,723
Net earnings                                        50,436            55,855
Fully diluted earnings per common share               $.32              $.38
New loan volume                                  2,271,106         2,588,173
(Decrease) in customer accounts                    (53,539)         (857,608)
Mortgage sales                                     102,825           315,833

Interest spread
  Yield on interest earning assets                    7.72%             7.15%
  Cost of interest bearing liabilities                4.89              3.44
                                                     -----             -----
  Interest spread                                     2.83%             3.71%
                                                     =====             =====
For the six months ended
June 30
------------------------
Net interest income                            $   617,689       $   671,967
Net earnings                                        93,920           105,330
Fully diluted earnings per common share               $.60              $.70
New loan volume                                  5,282,783         4,767,079
Increase (decrease) in customer accounts           546,017        (1,323,015)
Mortgage sales                                     122,103           987,199

Interest spread
  Yield on interest earning assets                    7.61%             7.12%
  Cost of interest bearing liabilities                4.74              3.43
                                                     -----             -----
  Interest spread                                     2.87%             3.69%
                                                     =====             =====
At June 30
----------
Total assets                                   $44,516,733       $38,506,584
Stockholders' equity                             2,610,475         2,424,725
Stockholders' equity per common share               $17.04            $15.99


      The Company's core business showed improvement in the second quarter of 1995 compared to first quarter of 1995. Net interest income for the second quarter of 1995 increased to $311 million from the $307 million in the first quarter of 1995 and compared with $338 million in the second quarter of 1994. While interest earning asset levels increased significantly, the interest spread in the second quarter of 1995 decreased compared with both the 1995 first quarter and the 1994 second quarter. The interest spread is expected to widen if interest rates stabilize or decline.

      The following summarizes the contribution to pretax income from the Company's principal business units:


                              Three Months Ended      Six Months Ended
                                   June 30                 June 30
                             -------------------    ---------------------
(Dollars in thousands)          1995        1994        1995         1994
                                ----        ----        ----         ----
Banking operations           $56,101     $70,052    $104,185     $129,154
Consumer finance group        27,135      25,003      51,035       50,076
                             -------     -------    --------     --------
  Pretax earnings             83,236      95,055     155,220      179,230
Taxes on income               32,800      39,200      61,300       73,900
                             -------     -------    --------     --------
  Net earnings               $50,436     $55,855    $ 93,920     $105,330
                             =======     =======    ========     ========


ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD

      The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("FAS 122") as of April 1, 1995. FAS 122, an amendment to Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," requires an entity that originates or purchases loans with the intent of selling or securitizing such loans to capitalize the mortgage servicing rights. The value of these servicing rights is based on the assumption that a normal servicing fee will be received for the estimated life of the loans. The adoption of FAS 122 did not have a material effect on the Company's financial condition or results of operations for the second quarter of 1995.

      FAS 122 also requires that all capitalized mortgage servicing rights be measured for impairment. Impairment is measured by stratifying the underlying loans based on one or more predominant risk characteristics. Impairment is recognized through a valuation allowance.


INTEREST EARNING ASSETS

      Interest earning assets comprise real estate loans and mortgage-backed securities ("mortgages"), consumer finance loans and marketable securities. The composition of interest earning assets at June 30, 1995 and June 30, 1994 follows:

                                                  June 30
                                     ---------------------------------
                                          1995               1994
                                     --------------     --------------
(Dollars in millions)                 Amount     %       Amount     %
                                      ------    ---      ------    ---

Loans receivable
  Real estate
    Residential
      Single-family                  $24,156     57%    $26,515     73%
      Apartments                       1,670      4       1,736      5
    Commercial and other               1,418      3       1,542      4
  Consumer finance                     2,004      5       1,860      5
  Other                                  476      1         380      1
                                     -------    ---     -------    ---
                                      29,724     70      32,033     88
Mortgage-backed securities            10,903     26       3,288      9
Securities                             1,249      3         697      2
Investment in FHLB stock                 345      1         308      1
                                     -------    ---     -------    ---
                                     $42,221    100%    $36,326    100%
                                     =======    ===     =======    ===


      Interest earning assets, primarily single-family mortgages, increased $823 million during the 1995 second quarter and $1.2 billion during the 1994 second quarter due to a shift in the mix of single-family loan originations toward the Adjustable Rate Mortgage ("ARM"). ARMs are held in the Company's portfolio, whereas fixed-rate loans are sold shortly after origination.
Since September 1994, the Company has swapped $7.5 billion of single-family residential ARM loans for mortgage-backed securities to provide collateral for borrowings. These securities are recorded in the Company's held-to-maturity portfolio and are subject to full credit recourse. During the first six months of 1995, the Company swapped $2 billion of single-family ARMs.

      The Company repurchases delinquent loans which were sold with recourse. Repurchased loans totaled $51.7 million in the six months ended June 30, 1995 compared with $480 million in the six months ended June 30, 1994 which included $437 million of loans repurchased for investment.

      Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties.

      The ARM for single-family residential properties ("SFRs") is the primary lending product held for investment. Approximately 78% of loans in the portfolio were indexed to the 11th District Federal Home Loan Bank of San Francisco ("FHLB") Cost of Funds Index ("COFI") at June 30, 1995. The Company also originates ARM products which are indexed to one-year Treasury bills, the prime rate and the Federal Cost of Funds Index ("FCOFI"). The FCOFI is a combination of the average interest rate on the combined marketable Treasury bills and the average interest rate on the combined marketable Treasury notes. In March 1995, the Company introduced a new product, the London Interbank Offered Rate ("LIBOR") Annual Monthly Average ("LAMA") ARM. The LAMA ARM is indexed to a 12 month average of the Federal National Mortgage Association ("FNMA") One Month LIBOR. The FCOFI and LAMA ARMs are similar to the COFI ARM product with respect to interest-rate caps and payment changes. At June 30, 1995, ARMs comprised 95.4% of the mortgage portfolio. A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors as well as periodic interest-rate caps. At June 30, 1995, $1.7 billion of ARMs with an average yield of 7.30% had reached their periodic cap rate. Without the cap, the average yield on these loans would have been 7.66%. Periodic interest-rate caps are generally in effect for three years. At June 30, 1995, $230 million of ARMs with an average yield of 8.53% had reached their floor rate. Without the floor, the average yield on these loans would have been 7.91%. The benefit to interest income from real estate loans which have reached their floor interest rate was approximately $4.7 million for the six months ended June 30, 1995 compared with $33.7 million in the same period of last year.

      A significant source of loan originations includes wholesale brokers and a network of correspondent relationships in which the Company purchases loans originated by unaffiliated mortgage lenders. In the second quarter of 1995, third party originations were $442 million, or 26.0% of the new real estate loans compared with $1.1 billion, or 43.1% of new real estate loans in the first quarter of 1995.

      The composition of new loan volume was as follows:

                                Three Months Ended
                           ----------------------------    Six Months Ended
                                                               June 30
                           June 30   March 31   June 30    ----------------
(Dollars in millions)         1995       1995      1994      1995      1994
                           -------   --------   -------      ----      ----

Real estate loans           $1,700     $2,500    $2,035    $4,200    $3,706
Consumer loans                 571        512       553     1,083     1,061
                            ------     ------    ------    ------    ------
  Total new loan volume     $2,271     $3,012    $2,588    $5,283    $4,767
                            ======     ======    ======    ======    ======
/TABLE

      The composition of real estate loan originations by type was as follows:


                                   Three Months Ended          Six Months Ended
                              ----------------------------         June 30
                              June 30   March 31   June 30     ----------------
                                 1995       1995      1994     1995        1994
                              -------   --------   -------     ----        ----
ARM
  COFI                             55%        94%       74%      78%         64%
  LAMA                             31          -         -       13           -
  FCOFI                             1          1         1        1           2
  T-Bill                            -          1        12        -          11
  Other                             3          1         3        2           2
                                  ---        ---       ---      ---         ---
    Total ARM                      90         97        90       94          79

Fixed rate                         10          3        10        6          21
                                  ---        ---       ---      ---         ---
                                  100%       100%      100%     100%        100%
                                  ===        ===       ===      ===         ===
Refinances, included above         32%        32%       45%      32%         53%
                                  ===        ===       ===      ===         ===



      Fixed-rate lending, originated exclusively for sale, is negatively influenced by a rising interest-rate environment. The portfolio of fixed-rate loans designated as available for sale has been recorded at the lower of cost or fair value. The Company sells loans forward into the secondary market and, as fixed-rate commitments increase to a significant level, purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost. At June 30, 1995, there were no open hedge contracts due to the low level of fixed-rate commitments.

      During the second quarter of 1995, ARMs comprised 90% of total real estate loan originations compared with 90% in the same period of 1994 and 97% for the first quarter of 1995. COFI ARMs were the primary adjustable rate offering in the first six months of 1995 and 1994. The ARM differential over the appropriate indices on new ARMs was 2.56% in the second quarter of 1995 compared with 2.57% a year ago. The ARM differential on the total ARM real estate loan portfolio was 2.48% at June 30, 1995 and 2.42% at June 30, 1994. Currently, interest rates on new real estate loans favor adjustable rate products. If interest rates decline, it is expected that the demand for fixed-rate loans would increase.

      The cost of funds for Great Western Bank, a Federal Savings Bank ("GWB"), relative to COFI and FCOFI, is shown as follows:

                                                             GWB Cost of
                               GWB                         Funds Less Than
                           Cost of                         ---------------
                             Funds      COFI     FCOFI     COFI      FCOFI
                           -------      ----     -----     ----      -----

June 30, 1995                4.815%    5.179%    6.352%    .364%     1.537%
March 31, 1995               4.580     5.007     6.336     .427      1.756
December 31, 1994            4.019     4.589     5.971     .570      1.952
June 30, 1994                3.263     3.804     5.238     .541      1.975



      The contractual maturities of all loans receivable and mortgage-backed securities as of June 30, 1995 follow:


                                                Mortgage-Backed
                             Real Estate Loans     Securities
                             -----------------  ---------------
                                         Fixed            Fixed
(Dollars in millions)            ARM      Rate      ARM    Rate  Consumer    Total
                                 ---     -----      ---   -----  --------    -----

One year or less             $   383    $   46  $   113    $314    $  770  $ 1,626
Over one to two years            552        43      122      83       542    1,342
Over two to three years          755        56      131      26       389    1,357
Over three to five years       1,237       148      291      42       169    1,887
Over five to ten years         3,289       428      919     112       459    5,207
Over ten to fifteen years      4,168       140    1,292      56       149    5,805
Over fifteen years            15,754       245    7,388      14         2   23,403
                             -------    ------  -------    ----    ------  -------
                             $26,138    $1,106  $10,256    $647    $2,480  $40,627
                             =======    ======  =======    ====    ======  =======
/TABLE

INTEREST BEARING LIABILITIES

      The composition of interest bearing liabilities at June 30, 1995 and June 30, 1994 follows:

                                                      June 30
                                         -------------------------------
                                             1995               1994
                                         -------------     -------------
(Dollars in millions)                     Amount    %       Amount    %
                                          ------   ---      ------   ---
Customer accounts
  Retail accounts
    Term                                 $17,596    43%    $16,349    47%
    Transaction                           11,086    27      13,408    38
  Wholesale accounts                         565     1         452     1
                                         -------   ---     -------   ---
                                          29,247    71      30,209    86
                                         -------   ---     -------   ---
Borrowings
  FHLB                                       115     -         229     1
  Securities sold under
    agreements to repurchase               7,429    19       1,998     5
  Other                                    4,120    10       2,728     8
                                         -------   ---     -------   ---
                                          11,664    29       4,955    14
                                         -------   ---     -------   ---
Total interest bearing liabilities       $40,911   100%    $35,164   100%
                                         =======   ===     =======   ===


      Borrowings at June 30, 1995 increased $6.7 billion compared with the same period last year, primarily securities sold under agreements to repurchase. The level of borrowings is influenced by customer account activity, deposit acquisitions and changes in assets. Customer accounts and borrowings have been utilized during the first six months of 1995 to fund asset growth. In 1994, borrowings were the primary source of funds for asset growth.

      The following table shows the components of the change in customer account balances:

                              Three Months Ended       Six Months Ended
                                   June 30                  June 30
                              ------------------      -------------------
(Dollars in millions)          1995         1994         1995        1994
                               ----         ----         ----        ----
Transaction
  Demand accounts             $(105)       $ (63)     $ (323)     $   117
  Money market and other
    transaction accounts       (145)        (190)       (604)         (86)
Certificates of deposit         200         (576)      1,472       (1,217)
Wholesale accounts               (4)         (29)          1         (137)
                              -----        -----      ------      -------
                              $ (54)       $(858)     $  546      $(1,323)
                              =====        =====      ======      =======

      The Company concentrates its retail deposit-gathering activity in two states: California and Florida.

      Certificates of deposit have increased in each of the past three quarters. Customers have shifted from money market accounts as a result of higher interest rates offered on certificate of deposit accounts with terms of one year and greater. Prior to the past three quarters, net certificate of deposit account withdrawals had occurred for the previous eleven quarters.

      A summary of customer certificates of deposit by interest rate and maturity as of June 30, 1995 follows:


                               90 Days 180 Days  One Year   Two Years
                       Within       to       to        to          to Three Years  June 30 December 31  June 30
(Dollars in millions) 90 Days 180 Days One Year Two Years Three Years    and Over     1995        1994     1994
                      ------- -------- -------- --------- ----------- -----------  ------- -----------  -------

Under 4%               $  575   $  131   $   48    $   27        $  3        $ 11  $   795     $ 3,745  $ 9,859
4 to 6%                 2,100    2,833    2,394     1,676         387         363    9,753       9,363    4,948
6 to 8%                   772    1,621    1,689     2,456         242         433    7,213       3,197    1,616
Over 8%                     6       10        3       185           1           5      210         225      244
                       ------   ------   ------    ------        ----        ----  -------     -------  -------
                       $3,453   $4,595   $4,134    $4,344        $633        $812  $17,971     $16,530  $16,667
                       ======   ======   ======    ======        ====        ====  =======     =======  =======
$100,000 accounts
  included above       $  258   $  244   $   70    $   21        $  1        $  5  $   599     $   748  $   882


INTEREST SPREAD AND NET INTEREST INCOME

      While average interest earning assets have increased during the past year, the interest spread has decreased as interest rates have risen. Net interest income increased to $311 million in the second quarter of 1995 compared with $307 million in the first quarter of 1995. Net interest income was $338 million in the second quarter of 1994. The Company's net interest margin, the difference between the yield on interest earning assets (interest on mortgages, consumer loans and securities) and the cost of funds (interest on customer accounts and borrowings) was 3.06% at June 30, 1995 compared with 3.79% a year ago. The interest spread for the 1995 second quarter was 2.83% compared with 2.90% in the first quarter and 3.71% in the 1994 second quarter. The interest spread for the first six months of 1995 was 2.87% compared with 3.69% in the same 1994 period. The repricing lag on COFI, FCOFI and LAMA ARMs reduced the interest spread by approximately 10 basis points in the second quarter of 1995 and 6 basis points in the second quarter of 1994. For the first quarter of 1995, the repricing lag accounted for a decrease of approximately 25 basis points to the interest spread. The interest spread is compressed in a rising interest rate environment as increases in COFI and FCOFI, to which most interest earning assets are tied, lag behind deposit and borrowing rate increases.

      The following table of net interest income displays the average monthly balances, interest income and expense and average rates by asset and liability component for the periods indicated:


                                                              Three Months Ended June 30
                                               -------------------------------------------------------
                                                          1995                         1994
                                               --------------------------   --------------------------
                                               Average            Average   Average            Average
(Dollars in millions)                          Balance  Interest     Rate   Balance  Interest     Rate
                                               -------  --------  -------   -------  --------  -------
Interest earning assets
  Securities                                   $ 1,548      $ 23     5.91%  $   962      $ 12     5.16%
  Mortgage-backed securities                    11,014       195     7.08     3,136        44     5.66
  Loans receivable
    Real estate                                 26,830       491     7.32    29,146       483     6.62
    Consumer                                     2,463        99    16.09     2,224        95    17.07
                                               -------      ----    -----   -------      ----    -----
  Total interest earning assets                 41,855       808     7.72    35,468       634     7.15
Other assets                                     2,321                        2,280
                                               -------                      -------
Total assets                                   $44,176                      $37,748
                                               =======                      =======
Interest bearing liabilities
  Customer accounts
    Term accounts                              $17,881       253     5.65   $16,972       172     4.04
    Transaction accounts                        11,360        55     1.95    13,643        58     1.71
                                               -------      ----    -----   -------      ----    -----
                                                29,241       308     4.21    30,615       230     3.00
  Borrowings
    FHLB                                           125         2     5.34       242         3     5.15
    Other                                       11,267       187     6.66     3,539        63     7.16
                                               -------      ----    -----   -------      ----    -----
  Total interest bearing liabilities            40,633       497     4.89    34,396       296     3.44
Other liabilities                                  967                          944
Stockholders' equity                             2,576                        2,408
                                               -------                      -------
Total liabilities and equity                   $44,176                      $37,748
                                               =======                      =======
Interest spread                                                      2.83%                        3.71%
                                                                     ====                        =====
Effective yield summary
  Interest income/interest earning assets      $41,855      $808     7.72%  $35,468      $634     7.15%
  Interest expense/interest earning assets      41,855       497     4.75    35,468       296     3.34
                                                            ----    -----                ----    -----
Net yield on interest earning assets                        $311     2.97%               $338     3.81%
                                                            ====     ====                ====     ====
/TABLE

                                                                  Six Months Ended June 30

                                                   -------------------------------------------------------
                                                              1995                         1994
                                                   --------------------------   --------------------------
                                                   Average            Average   Average            Average
(Dollars in millions)                              Balance  Interest     Rate   Balance  Interest     Rate
                                                   -------  --------  -------   -------  --------  -------
Interest earning assets
  Securities                                       $ 1,498    $   45     6.03%  $ 1,057    $   25     4.81%
  Mortgage-backed securities                        10,533       367     6.97     3,141        89     5.67
  Loans receivable
    Real estate                                     26,648       956     7.18    29,106       964     6.62
    Consumer                                         2,450       197    16.04     2,219       186    16.74
                                                   -------    ------    -----   -------    ------    -----
  Total interest earning assets                     41,129     1,565     7.61    35,523     1,264     7.12
Other assets                                         2,319                        2,297
                                                   -------                      -------
Total assets                                       $43,448                      $37,820
                                                   =======                      =======
Interest bearing liabilities
  Customer accounts
    Term accounts                                  $17,584       478     5.44   $17,295       341     3.94
    Transaction accounts                            11,502       109     1.89    13,562       121     1.78
                                                   -------    ------    -----   -------    ------    -----
                                                    29,086       587     4.03    30,857       462     2.99
  Borrowings
    FHLB                                               143         4     5.46       262         8     6.03
    Other                                           10,736       356     6.64     3,341       122     7.32
                                                   -------    ------    -----   -------    ------    -----
  Total interest bearing liabilities                39,965       947     4.74    34,460       592     3.43
Other liabilities                                      943                          941
Stockholders' equity                                 2,540                        2,419
                                                   -------                      -------
Total liabilities and equity                       $43,448                      $37,820
                                                   =======                      =======
Interest spread                                                          2.87%                        3.69%
                                                                        =====                        =====
Effective yield summary
  Interest income/interest earning assets          $41,129    $1,565     7.61%  $35,523    $1,264     7.12%
  Interest expense/interest earning assets          41,129       947     4.61    35,523       592     3.33
                                                              ------    -----              ------    -----
Net yield on interest earning assets                          $  618     3.00%             $  672     3.79%
                                                              ======    =====              ======    =====


      The average balance of loans receivable above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans that were nonperforming declined to $10.2 million for the quarter ended June 30, 1995 compared with $12.4 million for the quarter ended June 30, 1994. For the first six months of 1995 and 1994, nonaccrual interest was $19.3 million and $28.3 million, respectively.

ASSET LIABILITY MANAGEMENT

      The Company monitors its asset and liability structure and interest-rate/ maturity risks on a regular basis. In this process, consideration is given to interest-rate trends and funding requirements. ARMs comprised approximately 96% of the real estate loan portfolio at both June 30, 1995 and June 30, 1994.

      At June 30, 1995, mortgages totaling $2.9 billion were available for sale, primarily mortgage-backed securities. Real estate loans available for sale are valued at the lower of cost or fair value, generally on an individual loan basis. As of June 30, 1995 and 1994, real estate loans available for sale, all fixed rate, were $104 million and $79 million, respectively. The increase in loans available for sale compared with the same period a year ago resulted from higher fixed-rate loan originations late in the 1995 second quarter. During the quarter and six months ended June 30, 1995, gains from this portfolio totaled $1.8 million and $3.1 million, respectively, compared with $3.5 million and $5.8 million in the second quarter and six months of 1994. Unrealized holding gains on real estate loans available for sale totaled $1.3 million at June 30, 1995 and $2.6 million at June 30, 1994.

      Mortgage-backed securities available for sale and other securities available for sale are carried at fair value. At June 30, 1995, mortgage-backed securities available for sale included $334 million of fixed-rate loans and $2.4 billion of ARMs. There were no realized gains or losses in the first six months of 1995. Unrealized holding gains were $29.3 million at June 30, 1995. Unrealized holding losses were $77.3 million at December 31, 1994 and $32 million at June 30, 1994.

      Marketable securities available for sale at June 30, 1995 had an amortized cost of $993 million and a fair value of $997 million. There were no gains realized during the 1995 second quarter. During the quarter and six months ended June 30, 1994, gains from this portfolio totaled $12,000 and $489,000, respectively. Unrealized holding gains on marketable securities were $3.7 million at June 30, 1995. Unrealized holding losses were $18.3 million at December 31, 1994 and $5 million at June 30, 1994.

      The unrealized holding gains and losses on securities available for sale, net of income taxes, included as a component of stockholders' equity, were as follows:

                                     Three Months Ended       Six Months Ended
                                     ------------------           June 30
                                     June 30   March 31    --------------------
(Dollars in thousands)                  1995       1995        1995        1994
                                     -------   --------        ----        ----
Balance at beginning of period       $(5,921)  $(55,084)   $(55,084)   $ 22,651
Unrealized holding gains
  (losses), net of taxes              26,138     49,163      75,301     (42,706)
                                     -------   --------    --------    --------
Balance at end of period             $20,217   $ (5,921)   $ 20,217    $(20,055)
                                     ======    ========    ========    ========


      The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $5.4 billion, or 12.7% of interest earning assets at June 30, 1995, compared with $3.8 billion, or 9.5% of interest earning assets at December 31, 1994, and $3.1 billion, or 8.5% of interest earning assets at June 30, 1994. The Company is better protected against rising interest rates with an excess of interest earning assets maturing or repricing within one year.

                                                              Maturity/Rate Sensitivity
                                          -----------------------------------------------------------------
June 30, 1995                                               % of    Within                             Over
(Dollars in millions)                      Rate   Balance  Total    1 Year  1-5 Years  5-15 Years  15 Years
                                           ----   -------  -----    ------  ---------  ----------  --------
Interest earning assets
Securities                                 6.36%  $ 1,249      3   $ 1,249    $     -       $   -      $  -
Mortgage-backed securities                 7.34    10,903     26    10,685        218           -         -
Investment in FHLB stock                   4.75       345      1         -          -           -       345
Loans receivable
  Real estate
    Adjustable rate                        7.56    26,138     62    25,363        775           -         -
    Fixed rate
      Short-term                           8.94       500      1        47         78         142       233
      Long-term                            8.65       606      1       113        111         180       202
  Consumer                                15.88     2,480      6       617      1,499         274        90
                                          -----   -------    ---   -------    -------       -----      ----
                                           7.97    42,221    100    38,074      2,681         596       870

Interest bearing liabilities
Customer accounts
  Regular savings                          2.03     1,876      5     1,876          -           -         -
  Checking and limited access              2.07     9,210     22     9,210          -           -         -
  Wholesale transaction                       -       190      -       190          -           -         -
  Term accounts                            5.72    17,971     44    12,182      5,783           6         -
                                          -----   -------    ---   -------    -------       -----      ----
                                           4.30    29,247     71    23,458      5,783           6         -
Borrowings
  FHLB                                     5.15       115      -       114          1           -         -
  Other                                    6.45    11,549     29     9,252      1,526         723        48
Impact of interest-rate swaps                 -         -      -      (109)       109           -         -
                                          -----   -------    ---   -------    -------       -----      ----
                                           4.91    40,911    100    32,715      7,419         729        48
                                          -----   -------    ---   -------    -------       -----      ----

Excess of interest earning
  assets over interest bearing
  liabilities at June 30, 1995             3.06%  $ 1,310          $ 5,359    $(4,738)      $(133)     $822
                                          =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at December 31, 1994         3.08%  $   715          $ 3,757    $(3,573)      $(105)     $636
                                          =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at June 30, 1994             3.79%  $ 1,162          $ 3,104    $(2,235)      $ (93)     $386
                                          =====   =======          =======    =======       =====      ====


                                                                June 30
                                                             ------------
                                                             1995    1994
                                                             ----    ----
Calculation of adjusted margin
Unadjusted margin                                            3.06%   3.79%
Benefit of net interest earning assets                        .15     .11
                                                             ----    ----
Adjusted margin                                              3.21%   3.90%
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

      The Company assesses the status of general loss reserves on real estate loans based upon its current loss experience as applied to the loan portfolio, including loans that are delinquent or adversely classified because of declining collateral values. In the first six months of 1995 and throughout 1994, the Company reduced reserve levels on the real estate loan and real estate portfolios as a result of decreasing nonperforming assets and an improving economy.

      The California real estate market requires continued review. There appear to be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

      On a regional basis, the economic factors affecting the single-family market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the median metropolitan area sales price of existing single-family homes in the San Jose area increased from the first quarter of 1994 to the first quarter of 1995 by 1 percent. During the same period, the median sales price for the Los Angeles and San Diego areas, declined 6 percent and 3 percent, respectively.

      In the Los Angeles area, the vacancy rate of the office space market was 19 percent at both March 31, 1995 and March 31, 1994. In San Diego County, the vacancy rate was 18 percent at March 31, 1995 compared with 20 percent at March 31, 1994.

      In the Los Angeles area, the vacancy rate of the industrial space market decreased to 8 percent at March 31, 1995 from 10 percent a year earlier. San Diego County's industrial space market had a vacancy rate of 4 percent at both March 31, 1995 and March 31, 1994.

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

      As a monitoring device, the Company reviews the trends of loans delinquent for periods of less than ninety days on a monthly (and within-month) basis. The following summarizes loans delinquent for periods from thirty to eighty-nine days:

                             June 30    March 31    December 31    June 30
(Dollars in millions)           1995        1995           1994       1994
                             -------    --------    -----------    -------
30-59 days delinquent
  SFR loans                   $165.2      $183.4         $168.6     $240.0
  Other                          3.8         6.5           24.0       15.3
60-89 days delinquent
  SFR loans                     91.8        93.0           90.4      122.6
  Other                         12.7        16.9            6.7       18.9



      The significant reduction in thirty to eighty-nine day delinquencies at June 30, 1995 compared with June 30, 1994 is primarily due to the decrease in delinquencies which were a result of the January 17, 1994 Northridge earthquake. These loans have either been brought current, paid off or to a lesser degree, foreclosed.

      The following table shows the trend in single-family residential delinquencies (two or more payments delinquent) to the growth in the related portfolio.

                                    June 30   March 31   December 31   June 30
                                       1995       1995          1994      1994
                                    -------   --------   -----------   -------
SFR loans as a percent of
  total real estate loans              91.0%      90.7%         90.3%     89.0%
SFR delinquency as a percent
  of total single-family
  residential loans                     2.2        2.4           2.6       3.7


      The Company's real estate loan portfolio included approximately $2.9 billion of uninsured single-family mortgage loans at June 30, 1995, compared with $3.2 billion a year ago, which were originated with terms where the LTV exceeded 80% (but not in excess of 90%). During the second quarter of 1995, losses on the higher LTV mortgages totaled $12 million, or 1.45% (annualized), compared with $5.7 million, or .52% (annualized), for the same period a year ago. For the year 1994, losses totaled $24.3 million, or .59% of such loans, compared with $44.8 million, or .81%, for 1993. The Company began to purchase mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80% in 1990. Therefore, this portfolio of uninsured loans is becoming more seasoned and the balance is declining.

      The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and the reserve for estimated losses related to such loans follows:

                                                        Impaired Loans
                             -------------------------------------------------------------------
                              Having                                  Having
                              related    Reserves for   Net with    no related
                              reserves     estimated    reserves   reserves for  Net of reserves
                             for losses     losses     for losses     losses        for losses
                             ----------  ------------  ----------  ------------  ---------------
(Dollars in thousands)                                   June 30, 1995
                             -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family              $ 30,676       $ 7,530    $ 23,146      $ 13,976         $ 37,122
    Apartments                   88,190        19,633      68,557        25,377           93,934
  Commercial
    Offices                      22,638         8,045      14,593        13,137           27,730
    Retail                       27,974         6,240      21,734         9,019           30,753
    Hotel/motel                  38,889         9,296      29,593             -           29,593
    Industrial                   22,679         4,974      17,705         5,207           22,912
                                  3,584           648       2,936         2,100            5,036
                               --------       -------    --------      --------         --------
                               $234,630       $56,366    $178,264      $ 68,816         $247,080
                               ========       =======    ========      ========         ========

                                                         June 30, 1994
                             -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family              $ 20,773       $ 4,662    $ 16,111      $ 24,300         $ 40,411
    Apartments                   73,254        16,230      57,024        39,200           96,224
  Commercial
    Offices                      33,816         8,756      25,060        14,327           39,387
    Retail                       22,871         4,665      18,206         9,159           27,365
    Hotel/motel                  48,285         4,636      43,649        65,601          109,250
    Industrial                    6,162         1,364       4,798         4,959            9,757
    Other                         3,311         1,018       2,293         2,176            4,469
                               --------       -------    --------      --------         --------
                               $208,472       $41,331    $167,141      $159,722         $326,863
                               ========       =======    ========      ========         ========


      The impaired loan portfolio decreased at June 30, 1995 compared with June 30, 1994. The decrease was primarily the result of both a sale and a foreclosure in the last half of 1994, of two nonperforming loans with a combined balance of approximately $92 million. The Company's policy for recognizing income on impaired loans is to accrue earnings unless a loan is in foreclosure or becomes nonperforming, at which time the accrued earnings are reversed.

      Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

      A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

      Certain loans (where GWB works with borrowers encountering economic difficulty) meet the criteria of, and are classified as, troubled debt restructurings ("TDRs") because of modification to loan terms. TDRs totaled $134 million at June 30, 1995 compared with $224 million at June 30, 1994. The decrease in TDR's is primarily the result of the previously mentioned disposition of $92 million of nonperforming loans. TDRs which meet certain conditions of repayment and performance have not been included in nonperforming assets. At June 30, 1995, $23 million of TDRs were classified as performing assets compared with $18 million at June 30, 1994.

      Real estate available for sale is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. Real estate held for development, also subject to the same review process, is carried at the lower of cost or net realizable value. Properties where future development is uncertain are carried at the lower of cost or fair value. Real estate is also included in the general reserve evaluation. At June 30, 1995, foreclosed real estate properties totaling $9 million are operating profitably after provisions for interest and depreciation and are performing assets.

      Nonperforming assets include loans which are delinquent ninety days or more, TDRs which do not meet certain performance criteria and certain real estate owned which does not generate sufficient income to meet return on investment criteria. The following table indicates the amount of the Company's nonperforming assets and the ratio of nonperforming assets to total assets:

                                June 30         December 31         June 30
                                  1995             1994              1994
                             -------------     -------------     -------------
(Dollars in millions)        Amount     %      Amount     %      Amount     %
                             ------    ---     ------    ---     ------    ---
Loans receivable
  Real estate
    Residential
      Single-family            $433    .97%      $509   1.19%    $  615   1.57%
      Apartments                 53    .12         68    .16         75    .19
    Commercial                   91    .21         90    .21        210    .54
  Consumer finance               22    .05         22    .05         20    .05
  Other                           1      -          1      -          2    .01
                               ----   ----       ----   ----     ------   ----
                                600   1.35        690   1.61        922   2.36
Real estate                     159    .36        156    .37        205    .52
                               ----   ----       ----   ----     ------   ----
Total nonperforming assets     $759   1.71%      $846   1.98%    $1,127   2.88%
                               ====   ====       ====   ====     ======   ====

      The geographic distribution of the real estate loan and real estate portfolios at June 30, 1995 follows:

                                                                    Oklahoma/
(Dollars in millions)          Total California  Florida Washington    Texas  Georgia  Arizona  Oregon   Other
                               ----- ----------  ------- ---------- --------  -------  -------  ------   -----
Real estate loans
  Residential
    Single-family            $24,156    $16,226   $1,714     $1,098     $734     $411     $336    $363  $3,274
    Apartments                 1,670      1,340       80          7       29       53       63       2      96
  Commercial
    Offices                      404        358        8         16        2        4        5       -      11
    Retail                       252        214       18          8        -        -        2       1       9
    Hotel/motel                  224        142        4          -        2        -        3       -      73
    Industrial                   321        270       13          3       13        4        7       -      11
    Other                        217        162       17          4        1        2       11       3      17
                             -------    -------   ------     ------     ----     ----     ----    ----  ------
                              27,244     18,712    1,854      1,136      781      474      427     369   3,491
                             -------    -------   ------     ------     ----     ----     ----    ----  ------
Real estate available
  for sale, net
  Acquired through
    foreclosure                  163        138       17          1        1        1        -       -       5
  Other                           13         12        1          -        -        -        -       -       -
Property development              46         46        -          -        -        -        -       -       -
                             -------    -------   ------     ------     ----     ----     ----    ----  ------
                                 222        196       18          1        1        1        -       -       5
                             -------    -------   ------     ------     ----     ----     ----    ----  ------
Total real estate loans
  and real estate            $27,466    $18,908   $1,872     $1,137     $782     $475     $427    $369  $3,496
                             =======    =======   ======     ======     ====     ====     ====    ====  ======
Percent of total               100.0%      68.8%     6.8%       4.2%     2.9%     1.7%     1.6%    1.3%   12.7%
/TABLE

      The geographic distribution of nonperforming real estate loans and real estate at June 30, 1995 follows:

                                                                   Oklahoma/
(Dollars in millions)     Total  California  Florida Washington     Texas   Georgia  Arizona  Oregon  Other
                          -----  ----------  ------- ----------  --------   -------  -------  ------  -----

Real estate loans
  Residential
    Single-family          $433        $364      $14        $ 5       $ 5       $ 4      $ 3     $ 1    $37
    Apartments               53          43        1          1         -         4        -       -      4
  Commercial
    Offices                  19          19        -          -         -         -        -       -      -
    Retail                   31          26        -          5         -         -        -       -      -
    Hotel/motel              24          24        -          -         -         -        -       -      -
    Industrial               13          12        1          -         -         -        -       -      -
    Other                     4           2        1          -         -         -        1       -      -
                           ----        ----      ---        ---       ---       ---      ---     ---    ---
                            577         490       17         11         5         8        4       1     41
                           ----        ----      ---        ---       ---       ---      ---     ---    ---
Real estate
  Residential
    Single-family           102          93        3          -         1         1        -       -      4
    Apartments               23          23        -          -         -         -        -       -      -
  Commercial
    Offices                  21          11       10          -         -         -        -       -      -
    Retail                    3           2        1          -         -         -        -       -      -
    Industrial                4           4        -          -         -         -        -       -      -
    Other                     6           4        1          -         -         -        -       -      1
                           ----        ----      ---        ---       ---       ---      ---     ---    ---
                            159         137       15          -         1         1        -       -      5
                           ----        ----      ---        ---       ---       ---      ---     ---    ---

Total nonperforming real
  estate loans and real
  estate                   $736        $627      $32        $11       $ 6       $ 9      $ 4     $ 1    $46
                           ====        ====      ===        ===       ===       ===      ===     ===    ===

Percent of total          100.0%       85.2%     4.4%       1.5%       .8%      1.2%      .5%     .1%   6.3%

/TABLE

      A comparison of the California real estate loan and real estate portfolios and nonperforming real estate loans and real estate by region at June 30, 1995 follows:

                                        California                    Northern California
                              -------------------------------   --------------------------------
(Dollars in millions)         Portfolio  Nonperforming     %    Portfolio  Nonperforming      %
                              ---------  -------------    ---   ---------  -------------     ---
Real estate loans
  Residential
    Single-family               $16,226           $364    2.2      $4,933           $ 73     1.5
    Apartments                    1,340             43    3.2         165              3     1.8
  Commercial
    Offices                         358             19    5.3          74             12    16.2
    Retail                          214             26   12.1          50              1     2.0
    Hotel/motel                     142             24   16.9          46              -       -
    Industrial                      270             12    4.4          42              5    11.9
    Other                           162              2    1.2          53              2     3.8
                                -------           ----  -----      ------           ----   -----
                                 18,712            490    2.6       5,363             96     1.8
                                -------           ----  -----      ------           ----   -----
Real estate
  Residential
    Single-family                    93             93  100.0          11             11   100.0
    Apartments                       23             23  100.0           2              2   100.0
  Commercial
    Offices                          14             11   78.6           4              4   100.0
    Retail                            4              2   50.0           -              -       -
    Industrial                        4              4  100.0           -              -       -
    Other                            58              4    6.9          21              -       -
                                -------           ----  -----      ------           ----   -----
                                    196            137   69.9          38             17    44.7
                                -------           ----  -----      ------           ----   -----
Total real estate loans
  and real estate               $18,908           $627    3.3      $5,401           $113     2.1
                                =======           ====  =====      ======           ====   =====
/TABLE

                                     Central California                 Southern California
                              --------------------------------   --------------------------------
(Dollars in millions)         Portfolio  Nonperforming     %     Portfolio  Nonperforming      %
                              ---------  -------------    ---   ---------  -------------     ---

Real estate loans
  Residential
    Single-family                $1,331            $16     1.2     $ 9,962           $275     2.8
    Apartments                      243              9     3.7         932             31     3.3
  Commercial
    Offices                          41              1     2.4         243              6     2.5
    Retail                           29              8    27.6         135             17    12.6
    Hotel/motel                      27              3    11.1          69             21    30.4
    Industrial                       15              -       -         213              7     3.3
    Other                            18              -       -          91              -       -
                                 ------            ---   -----     -------           ----   -----
                                  1,704             37     2.2      11,645            357     3.1
                                 ------            ---   -----     -------           ----   -----
Real estate
  Residential
    Single-family                     4              4   100.0          78             78   100.0
    Apartments                        2              2   100.0          19             19   100.0
  Commercial
    Offices                           3              1    33.3           7              6    85.7
    Retail                            1              1   100.0           3              1    33.3
    Industrial                        -              -       -           4              4   100.0
    Other                            11              -       -          26              4    15.4
                                 ------            ---   -----     -------           ----   -----
                                     21              8    38.1         137            112    81.8
                                 ------            ---   -----     -------           ----   -----
Total real estate loans
  and real estate                $1,725            $45     2.6     $11,782           $469     4.0
                                 ======            ===   =====     =======           ====   =====


      Nonperforming real estate loans and real estate decreased by $55 million during the second quarter of 1995. Total nonperforming single-family residential properties decreased $42 million in the second quarter of 1995 due primarily to a decrease in new ninety day delinquencies. Nonperforming single-family residential properties in California decreased $40 million while out of state properties declined $2 million. Nonperforming commercial and apartment properties declined $13 million in the second quarter of 1995 as sales of commercial and apartment properties outpaced new delinquencies.

      In the second quarter of 1995, bulk sales of foreclosed single-family properties totaled $57.4 million compared with $60.4 million in the first three months of 1995 and $70.3 million in the second quarter of 1994. In the first six months of 1995, bulk sales of foreclosed single-family properties totaled $118 million compared with $155 million in the same period of 1994. Auction sales have also been utilized to accelerate the disposition of foreclosed properties. Foreclosures continue to occur at relatively high levels.

      The Company provides a reserve for uncollected interest which is essentially based upon loans delinquent ninety days or more or in foreclosure. These loans are considered in "nonaccrual" status.

      A summary of loan loss provisions, charge-offs and recoveries by loan type follows:

                                            At or For The            At or For the
                                         Three Months Ended         Six Months Ended
                                              June 30                   June 30
                                        --------------------    -----------------------
(Dollars in thousands)                      1995        1994         1995          1994
                                            ----        ----         ----          ----
Beginning balance                       $419,387    $498,871    $ 438,051     $ 502,269

Provision for loss
  Real estate loans
    SFR                                   38,600      30,300       74,200        55,300
    Other                                  1,000      19,700        2,000        34,693
  Consumer finance                         9,200       8,400       19,800        17,700
  Other                                   (5,600)     (5,500)      (5,200)       (2,993)
                                        --------    --------    ---------     ---------
                                          43,200      52,900       90,800       104,700
                                        --------    --------    ---------     ---------
Charge-offs
  Real estate loans
    SFR                                  (52,265)    (37,612)    (102,630)      (77,543)
    Other                                 (9,525)    (10,868)     (15,017)      (17,757)
  Consumer finance                       (13,832)    (12,060)     (28,633)      (24,714)
  Other                                     (421)       (667)        (696)       (1,043)
                                        --------    --------    ---------     ---------
                                         (76,043)    (61,207)    (146,976)     (121,057)
                                        --------    --------    ---------     ---------
Recoveries
  Real estate loans
    SFR                                      406         457          878           631
    Other                                    396         353          420           690
  Consumer finance                         4,248       4,046        8,338         8,092
  Other                                       58         384          141           479
                                        --------    --------    ---------     ---------
                                           5,108       5,240        9,777         9,892
                                        --------    --------    ---------     ---------
Net charge-offs
  Real estate loans
    SFR                                  (51,859)    (37,155)    (101,752)      (76,912)
    Other                                 (9,129)    (10,515)     (14,597)      (17,067)
  Consumer finance                        (9,584)     (8,014)     (20,295)      (16,622)
  Other                                     (363)       (283)        (555)         (564)
                                        --------    --------    ---------     ---------
                                         (70,935)    (55,967)    (137,199)     (111,165)
                                        --------    --------    ---------     ---------
Ending balance                          $391,652    $495,804    $ 391,652     $ 495,804
                                        ========    ========    =========     =========

Ratio of net charge-offs
  (annualized) to average loans
  Real estate loans
    SFR                                      .67%        .58%         .67%          .60%
    Other                                   1.17        1.27          .94          1.02
  Consumer finance                          1.93        1.74         2.04          1.81
  Other                                      .30         .29          .24           .29
                                           -----       -----        -----         -----
                                             .78%        .71%         .77%          .71%
                                           =====       =====        =====         =====
/TABLE

      Provisions for losses on the leasing portfolio, included in Other loan loss provisions, for the three and six month periods ending June 30, 1995, decreased as a result of the reversal of a $6 million reserve originally established for expected losses which did not materialize.

      Beginning in the third quarter of 1994, writedowns on foreclosed real estate to estimated fair value are being recorded at acquisition. As a result, charge-offs in the second quarter of 1995 have increased compared with the same period last year.

      The following table presents the Company's reserve for estimated losses and the reserve as a percent of the respective loans receivable portfolios:

                                                   June 30
                                     -----------------------------------
                                          1995                 1994
                                     ---------------      --------------
(Dollars in millions)                Amount       %       Amount      %
                                     ------      ---      ------     ---
Real estate loans
  SFR                                  $162      .52%       $191     .72%
  Commercial and other                  172     5.59         242    7.38
Consumer finance                         53     2.63          51    2.74
Other                                     5     1.06          12    3.23
                                       ----     ----        ----    ----
  Total                                $392     1.06%       $496    1.55%
                                       ====     ====        ====    ====


      A summary of real estate reserve activity by real estate type follows:

                                             At or For The        At or For The
                                          Three Months Ended     Six Months Ended
                                               June 30               June 30
                                          ------------------     ----------------
(Dollars in millions)                     1995          1994     1995        1994
                                          ----          ----     ----        ----
Beginning balance
  SFR                                      $ 3          $  4     $  3        $  5
  Commercial and other                      64           114       74         119
                                           ---          ----     ----        ----
                                            67           118       77         124

Provision for losses
  SFR                                        -             3        -           6
  Commercial and other                       -             3        1           3
                                           ---          ----     ----        ----
                                             -             6        1           9

Net charge-offs
  SFR                                        -            (2)       -          (6)
  Commercial and other                      (1)          (17)     (12)        (22)
                                           ---          ----     ----        ----
                                            (1)          (19)     (12)        (28)

Ending balance
  SFR                                        3             5        3           5
  Commercial and other                      63           100       63         100
                                           ---          ----     ----        ----
                                           $66          $105     $ 66        $105
                                           ===          ====     ====        ====


OPERATIONS

      Net interest income totaled $311 million in the second quarter of 1995 compared with $338 million in the second quarter of 1994. For the six months ending June 30, 1995 and 1994, net interest income totaled $618 million and $672 million, respectively. The following table shows the components of the change in net interest income between periods.

                                           Three Months Ended June 30   Six Months Ended June 30
                                           --------------------------  --------------------------
(Dollars in millions)                      1995 vs 1994  1994 vs 1993  1995 vs 1994  1994 vs 1993
                                           ------------  ------------  ------------  ------------
Mortgage-backed securities
  Rate (1)                                     $ 13          $ (7)         $ 20          $(14)
  Volume (2)                                    108             5           210             6
  Rate/Volume (3)                                30            (1)           48            (1)
                                               ----          ----          ----          ----
                                                151            (3)          278            (9)
                                               ----          ----          ----          ----
Real estate loans
  Rate (1)                                       50           (26)           80           (61)
  Volume (2)                                    (38)           (8)          (81)          (12)
  Rate/Volume (3)                                (4)            2            (7)            1
                                               ----          ----          ----          ----
                                                  8           (32)           (8)          (72)
                                               ----          ----          ----          ----
Consumer loans
  Rate (1)                                       (5)            2            (7)           (3)
  Volume (2)                                     10            (3)           19            (8)
  Rate/Volume (3)                                (1)            -            (1)            -
                                               ----          ----          ----          ----
                                                  4            (1)           11           (11)
                                               ----          ----          ----          ----
Securities and investments
  Rate (1)                                        1            (5)            6            (9)
  Volume (2)                                      8             1            11             4
  Rate/Volume (3)                                 2             -             3            (1)
                                               ----          ----          ----          ----
                                                 11            (4)           20            (6)
                                               ----          ----          ----          ----
Interest earning assets
  Rate                                           59           (36)           99           (87)
  Volume                                         88            (5)          159           (10)
  Rate/Volume                                    27             1            43            (1)
                                               ----          ----          ----          ----
                                                174           (40)          301           (98)
                                               ----          ----          ----          ----
Customer accounts
  Rate (1)                                       93           (16)          160           (47)
  Volume (2)                                    (10)           14           (26)           23
  Rate/Volume (3)                                (5)           (1)           (9)           (2)
                                               ----          ----          ----          ----
                                                 78            (3)          125           (26)
                                               ----          ----          ----          ----
Borrowings
  Rate (1)                                       (1)            9           (10)           17
  Volume (2)                                    125           (31)          262           (56)
  Rate/Volume (3)                                (1)           (3)          (22)           (5)
                                               ----          ----          ----          ----
                                                123           (25)          230           (44)
                                               ----          ----          ----          ----
Interest bearing liabilities
  Rate                                           92            (7)          150           (30)
  Volume                                        115           (17)          236           (33)
  Rate/Volume                                    (6)           (4)          (31)           (7)
                                               ----          ----          ----          ----
                                                201           (28)          355           (70)
                                               ----          ----          ----          ----
Change in net interest income                  $(27)         $(12)         $(54)         $(28)
                                               ====          ====          ====          ====

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


      Real estate services income totaled $42.6 million for the six months ended June 30, 1995 compared with $48.3 million for the six months ended June 30, 1994. The decrease in income was attributed to both lower loan fees and lower gains on mortgage sales. Gains on mortgage sales decreased as a result of lower sales activity. Mortgage sales in the first six months of 1995, all fixed rate, totaled $122 million, at a gain of 1.73% of mortgage sales, compared with $987 million in the first six months of last year at a gain of
 .59% of mortgage sales. The increased gain as a percentage of mortgage sales was a result of increased premiums received and the adoption of FAS 122. As a result of the adoption of FAS 122, the amount of servicing capitalized in the second quarter of 1995 and included in gain on mortgage sales was $694,000. At June 30, 1995, the servicing spread was 43 basis points on the $10.6 billion servicing portfolio compared with a servicing spread of 45 basis points on an $11.6 billion portfolio at June 30, 1994.

      Retail banking fee and commission income decreased from $90.5 million in the six months ended June 30, 1994 to $82.1 million in the six months ended June 30, 1995. Banking fees increased to $73.9 million in the first six months of 1995 compared with $68.7 million in the same period last year due to an increase in customer transaction activity. Income from mutual fund operations has been reduced as a result of a change in the commission and fee structure as well as significantly reduced subscriptions. Net revenue from these operations totaled $8.3 million in the six months ended June 30, 1995 compared with $21.8 million in the same period of 1994. The Company managed mutual funds with assets aggregating $3.1 billion at June 30, 1995 compared with $3.2 billion at June 30, 1994.

      Other income was $20.3 million for the six months ended June 30, 1995 compared with $20.1 million for the same period a year ago.

      Operating expenses were as follows:

                                      Three Months Ended   Six Months Ended
                                           June 30             June 30
                                      ------------------   ----------------
(Dollars in millions)                 1995          1994   1995        1994
                                      ----          ----   ----        ----

Salaries and related personnel        $115          $118   $232        $239
Premises and occupancy                  46            53     92         105
FDIC insurance premiums                 14            19     33          38
Advertising and promotion                9            10     17          19
Other                                   64            47    124          98
                                      ----          ----   ----        ----
                                      $248          $247   $498        $499
                                      ====          ====   ====        ====


      The modest decline in operating expenses in the first six months of 1995 from the same period last year is a result of the on-going cost containment program. Other operating expenses increased 35 percent from the second quarter of 1994 to the second quarter of 1995, and increased 27 percent in the first half of 1995 from the same period last year. The following summarizes the composition of other operating expenses:

                                      Three Months Ended     Six Months Ended
                                            June 30               June 30
                                      ------------------     ----------------
(Dollars in millions)                 1995          1994     1995        1994
                                      ----          ----     ----        ----

Outside data processing                $15           $ 8     $ 30         $16
Communications                          11             8       23          18
Office supplies                          5             5        9           9
Branch losses                            4             3        7           5
Postage                                  3             4        7           9
Insurance                                3             3        6           6
Other                                   23            16       42          35
                                       ---           ---     ----         ---
                                       $64           $47     $124         $98
                                       ===           ===     ====         ===


      The operating ratios were as follows:


                                          Three Months Ended    Six Months Ended
                                                June 30             June 30
                                          ------------------    ----------------
                                           1995         1994     1995       1994
                                           ----         ----     ----       ----

Operating and administrative expenses
  (annualized)
  As a percent of average assets
    Corporate                              2.25%        2.62%    2.29%      2.64%
    Banking operations                     2.06         2.41     2.10       2.43
  As a percent of average assets
    and assets serviced for others
    Corporate                              1.81         1.99     1.84       2.00
    Banking operations                     1.64         1.80     1.67       1.81
  As a percent of average retail
    deposits
    Banking operations                     3.02         2.87     3.05       2.88
  As a percent of revenue
    Corporate                             66.94        61.76    67.91      62.94
    Banking operations                    71.08        63.93    72.10      65.41



      In 1993, the Company embarked on a cost-reduction program at its administrative headquarters designed to increase profits and improve efficiency and recorded a related $30 million restructuring charge. The program was substantially completed in 1994. Charges against this reserve since the program was initiated, principally employee separation expenses and associated costs, totaled $29.6 million. Approximately 2,000 positions have been eliminated as of June 30, 1995 through layoffs, attrition and sale of branches. Reductions in nonpersonnel related costs will also contribute to the overall savings through renegotiation of existing vendor contracts and elimination of other administrative expenses. Anticipated savings in 1995 and beyond will exceed $100 million annually.

      The following table presents net earnings (annualized) as a percent of average assets and as a percent of average equity:

                                    Three Months Ended    Six Months Ended
                                         June 30               June 30
                                    ------------------    ----------------
                                    1995          1994    1995        1994
                                    ----          ----    ----        ----

Return on average assets             .46%          .59%    .43%        .56%
Return on average equity            7.83          9.28    7.39        8.71



      The Company's effective tax rate for the first half of 1995 decreased due to the reversal of certain tax liabilities no longer required. As a result, the Company's effective tax rate was 39.5% in the first six months of 1995 and 41.2% in the same period of 1994.


DEPOSIT INSURANCE PREMIUMS

      Under current law, the Federal Deposit Insurance Corporation (the "FDIC") is required to increase the reserves of both the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") to 1.25% of insured deposits over a reasonable period of time and thereafter to maintain such reserves at not less than that level. Based on current experience, it is generally anticipated that the BIF will reach the required reserve level in the near future. However, it is expected that the SAIF reserves will not reach the required level for a number of years without Congressional action to provide additional funding or merge the separate insurance funds in some fashion. Accordingly, the FDIC has proposed that future deposit insurance premiums of SAIF-insured institutions be assessed at substantially higher premiums than the corresponding premium assessment rates for BIF-insured institutions. The effect of this proposal would be that the SAIF assessment rate to be paid by SAIF members would continue to range from 23 cents per $100 of domestic deposits to 31 cents per $100 of domestic deposits, depending on risk classification. The current assessment rate for GWB is 23 cents per $100 of domestic deposits. In the first half of 1995, GWB paid its assessment at a rate of 26 cents per $100 of domestic deposits and, in the second quarter of 1995, GWB received a refund of the deposit insurance premium for the first six months of 1995 amounting to 3 cents per $100 of domestic deposits, or $2.1 million related to the first quarter of 1995. The FDIC has proposed that BIF members pay an assessment rate in the range of 4 cents to 31 cents per $100 of domestic deposits. Such a deposit insurance premium disparity could place SAIF-insured institutions, such as GWB, at a competitive disadvantage with commercial banks and other BIF-insured institutions.

      The FDIC has proposed a one time assessment on all SAIF-insured deposits, in the range of 85 cents to 90 cents per $100 of domestic deposits held as of March 31, 1995. This one time assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits and could be payable in the fourth quarter of 1995 or early 1996. If the assessment is made at the proposed rate, the effect on GWB would be a pretax charge of approximately $250 million, or $150 million after tax. Should this occur, the Company may issue preferred stock or debt at the holding company to contribute to GWB to remain as well-capitalized institution.

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

      If its applications are approved, GWFC will operate the banks at existing branch locations and it is anticipated that a portion of GWB's present deposit base will voluntarily flow to the national banks. The bank applications are expected to be acted upon later in 1995 and require the approval of the Office of the Comptroller of the Currency ("OCC"), the FDIC, and the Federal Reserve Board.


CAPITAL RESOURCES AND LIQUIDITY

      Capital (stockholders' equity) was $2.6 billion at June 30, 1995 and $2.4 billion at June 30, 1994. At the end of the 1995 second quarter the ratio of capital to total assets was 5.9% compared with 6.3% a year ago.

      GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. At June 30, 1995, GWB's capital was $2.8 billion, including eligible subordinated notes of $373 million.

      The following ratios compare GWB with the fully phased-in capital requirements under regulations issued by the Office of Thrift Supervision ("OTS"):

                                     Actual         OTS Benchmark
                                 --------------     -------------     Capital
(Dollars in millions)            Amount      %      Amount     %       Excess
                                 ------     ---     ------    ---     -------

Leverage/tangible ratio          $2,165    5.16     $1,258    3.00       $907
Risk-based ratio                  2,798   11.60      1,930    8.00        868

/TABLE

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

      The OTS has proposed to amend its capital rule on the leverage ratio requirement to reflect amendments made by the OCC to the capital requirements for national banks. The proposal would establish a 3% leverage ratio (defined as the ratio of core capital to adjusted total assets) for savings associations in the strongest financial and managerial condition. All other savings associations would be required to maintain leverage ratios of at least 4%. Only savings associations rated composite 1 under the OTS CAMEL rating system will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. For all other savings associations, the minimum core capital leverage ratio will be 3% plus at least an additional 100 to 200 basis points.

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

      As of June 30, 1995, real estate loan commitments totaled $865 million compared with $882 million at December 31, 1994 and $869 million at June 30, 1994. These commitments included $741 million of ARMs and $124 million at fixed rates at June 30, 1995. The Company has several sources for raising funds for lending, among which are mortgage repayments, mortgage sales, customer deposits, Federal Home Loan Bank borrowings and other borrowings. Over the past five quarters, the Company has utilized short term borrowings to fund asset growth.

      The following table presents the debt ratings of the Company and GWB at June 30, 1995:

                                                          Moody's Investors
                                    Standard & Poor's          Service
                                    -----------------     -----------------
                                    GWFC          GWB     GWFC          GWB
                                    ----          ---     ----          ---

Unsecured short-term debt            A-2          A-2      P-2          P-1
Senior term debt                    BBB+           A-     Baa1           A2
Subordinated term debt                           BBB+                    A3
Preferred stock                     BBB-                  Baa2



      The origination and sale of real estate loans is dependent upon general market conditions. In an active real estate market loan originations increase. In such periods, mortgage sales are usually increased to fund a portion of originations and to control asset growth. However, in some periods mortgage sales occur to fund customer account outflows and repay borrowings which result in asset shrinkage. Mortgage sales also occur to limit interest-rate risk and for restructuring purposes.

      As presented in the Consolidated Condensed Statement of Cash Flows, the sources of liquidity vary between quarters. The primary sources of funds in the second quarter of 1995 were principal payments on mortgages held for investment of $1.3 billion and an increase in borrowings of $828 million.
New loans originated for investment required $2 billion in the second quarter of 1995. Operating activities provided $118 million in the current quarter.

      The Company continued to maintain liquidity balances each period in excess of funding and legal requirements. Cash and securities totaled $2.1 billion at June 30, 1995 and $1.6 billion at June 30, 1994.


DIVIDENDS

      Quarterly cash dividends have been paid since 1977. At its April 1995 meeting, the Board of Directors declared a quarterly cash dividend of $.23 per common share payable in May 1995. The quarterly cash dividend has been paid at this level since the second quarter of 1992.

      In the second quarter of 1995, the regular quarterly dividend on the $129 million 8 3/4% cumulative convertible preferred stock, issued in May 1991, and the regular quarterly dividend on the $165 million 8.3% cumulative preferred stock, issued in September 1992, were paid.

      The Dividend Reinvestment and Stock Purchase Plan permits a 3% discount on stock purchased with reinvested dividends. During the second quarter and the first six months of 1995, reinvested dividends totaled $12.8 million and $23.4 million, respectively.

      Effective March 31, 1994, Bryant Financial Corporation ("Bryant"), a property development subsidiary, became a wholly-owned direct subsidiary of the Company. This realignment was in the form of a dividend from GWB to GWFC in the amount of Bryant's book value of $38 million.

      The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar, Inc ("Aristar"). In the second quarter of 1995, cash dividends received from GWB and Aristar totaled $2.8 million and $7.5 million, respectively. In the first six months of 1995, cash dividends received include $5.7 million from GWB, $15 million from Aristar and $4 million from other subsidiaries. GWB is subject to the regulations of the OTS and FDIC. The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations establish a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100% of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75% of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25% to 75% of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. An association subject to more stringent restrictions imposed by agreement may apply to remove the more stringent restrictions.

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

AVERAGE SHARES OUTSTANDING

      The average common shares outstanding, based upon daily amounts used in the calculation of earnings per share, are shown below:

                      Three Months Ended June 30      Six Months Ended June 30
                      --------------------------     --------------------------
                             1995           1994            1995           1994
                             ----           ----            ----           ----

Primary               136,746,783    133,515,722     135,876,365    133,444,187
Fully diluted         136,746,783    140,019,059     136,242,751    139,879,510



ANNUAL MEETING ADVANCE NOTICE REQUIREMENTS

      The Company's bylaws presently provide that shareholder nominations of directors may be made and other business may be brought before the annual meeting by shareholders only in compliance with certain advance notice and informational requirements and any other applicable requirements.

      The bylaws provide that the annual meeting of shareholders of the Company shall be held on the fourth Tuesday in April in each year or on such other date as the Board of Directors may designate. In order to be timely, a shareholder's notice of director nominations or of business to be brought before the annual meeting must be delivered to or mailed and received by the Secretary of the Company at 9200 Oakdale Avenue, Chatsworth, California 91311 not less than 60 or more than 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders.

      If the annual meeting is called for a date that is not within the 30 days before or after such anniversary date notice by the stockholder to be timely must be delivered to or received by the Secretary of the Company at the above address not later than the close of business on the 15th day following the day on which notice of the date of the annual meeting is mailed to shareholders or public disclosure of the date of the meeting is made, whichever first occurs. Any scheduled meeting of the shareholders may be postponed or cancelled by the Board of Directors by giving public notice prior to the scheduled meeting.

      The 1995 annual meeting of shareholders was held on April 25, 1995. Accordingly, unless the 1996 annual meeting is called for a date before March 26, 1996 or after May 25, 1996, a shareholder's notice of director nominations or of business to be brought before the 1996 annual meeting must be delivered to or mailed and received by the Secretary of the Company between January 26, 1996 and February 25, 1996.

      A shareholder's notice of director nominations or of business to be brought before the annual meeting also must contain certain information required by the bylaws of the Company. Copies of the Company's bylaws are available upon request to the Secretary of the Company at the above address.

      The present requirements described above do not supersede the requirements or conditions established by the Securities and Exchange Commission for shareholder proposals to be included in the Company's proxy materials for a meeting of shareholders.

                       PART II - OTHER INFORMATION
                       ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      See Item 4, Part II of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 for a report on the voting at the Company's Annual Meeting of Shareholders on April 25, 1995, which is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION
--------------------------
      The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated follows:

                                               Six Months Ended  Twelve Months Ended  Six Months Ended
(Dollars in thousands)                            June 30, 1995    December 31, 1994     June 30, 1994
                                               ----------------  -------------------  ----------------
Earnings
--------
  Net earnings                                       $   93,920           $  251,234          $105,330
  Taxes on income                                        61,300              155,300            73,900
                                                     ----------           ----------          --------
  Earnings before taxes                              $  155,220           $  406,534          $179,230
                                                     ==========           ==========          ========
Interest Expense
----------------
  Customer accounts                                  $  586,735           $  950,299          $461,717
  Borrowings                                            378,053              370,044           140,951
                                                     ----------           ----------          --------
    Total                                            $  964,788           $1,320,343          $602,668
                                                     ==========           ==========          ========
Rent Expense
------------
  Total                                              $   27,500           $   55,011          $ 28,427
  1/3 thereof                                             9,167               18,337             9,476

Capitalized Interest                                 $        -           $      196          $    117
--------------------
Preferred Stock Dividends                            $   12,508           $   25,015          $ 12,508
-------------------------

Ratio of earnings to fixed charges
----------------------------------
  and preferred stock dividends
  -----------------------------
  Excluding customer accounts
  ---------------------------
   Earnings before fixed charges                    $  542,440           $  794,875          $329,657
    Fixed charges                                       407,892              429,015           171,828
    Ratio                                                  1.33                 1.85              1.92

  Including customer accounts
  ---------------------------
    Earnings before fixed charges                    $1,129,175           $1,745,174          $791,374
    Fixed charges                                       994,627            1,379,314           633,545
    Ratio                                                  1.14                 1.27              1.25

Ratio of earnings to fixed charges
----------------------------------
  Excluding customer accounts
  ---------------------------
    Earnings before fixed charges                    $  542,440           $  794,875          $329,657
    Fixed charges                                       387,220              388,537           150,544
    Ratio                                                  1.40                 2.05              2.19

  Including customer accounts
  ---------------------------
    Earnings before fixed charges                    $1,129,175           $1,745,174          $791,374
    Fixed charges                                       973,955            1,338,836           612,261
    Ratio                                                  1.16                 1.30              1.29


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.  Exhibits
    --------

 3.1 Bylaws of the Company as in effect on the date of this report (filed as an exhibit to the Company's Current Report on Form 8-K dated
       June 30, 1995, event date June 27, 1995, and incorporated herein by reference).

 4.1   The Company has outstanding certain long-term debt as set forth in
       Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The Company agrees to furnish copies of the instruments representing its long-term debt to the Securities and Exchange Commission (the "SEC") upon request.

10.1 Rights Agreement, dated as of June 24, 1986, between the Company and First Chicago Trust Company of New York, as amended and restated on June 27, 1995 (filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1995, event date June 27, 1995, and incorporated herein by reference).

10.2 New Rights Agreement, dated as of June 27, 1995, between the Company and First Chicago Trust Company of New York (filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1995, event date June 27, 1995, and incorporated herein by reference).

10.3   Supplemental Executive Retirement Plan as amended.

10.4 Amendment to Employment Agreement between the Company and James F. Montgomery dated as of April 25, 1995.

10.5 Consulting Agreement by and between the Company and James F. Montgomery dated as of April 25, 1995.

10.6   Special Nonqualified Stock Option Agreement dated as of April 25,
       1995.

10.7 Omnibus Amendment 1995-1 to the Supplemental Executive Retirement Plan, Deferred Compensation Plans, Retirement Restoration Plan, Supplemental Incentive Plan, and Umbrella Trusts replacing the Finance Committee of the Board of Directors with the Compensation Committee of the Board of Directors as the administrator of the plans.

11.1   Statement re computation of per share earnings.

27.1   Financial Data Schedule

b.  Reports on Form 8-K
-------------------

A report on Form 8-K dated June 30, 1995, event dated June 27, 1995, was filed with the SEC reporting that the Board of Directors of the Company
(1) had approved an amendment to the Rights Agreement lowering the ownership threshold at which the rights issued under the Plan will become exercisable from 25 percent of the Company's outstanding common stock to 15 percent, (2) had extended the term of the Rights Plan for an additional 10 year period by adopting a substantially similar New Rights Agreement to replace the Rights Agreement upon the expiration or redemption of the existing rights, and (3) had approved certain amendments to the Company's Bylaws, including an amendment providing the Board with greater flexibility in determining the date of the Company's annual meeting.
                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










GREAT WESTERN FINANCIAL CORPORATION
Registrant







/s/Carl F. Geuther
Carl F. Geuther
Executive Vice President and Chief
Financial Officer














DATE:  August 10, 1995