Form 10-Q
period 1995-09-30
GREAT WESTERN FINANCIAL CORP
filed 1995-11-14
CIK 43512

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549 - 1004
                                 FORM 10-Q


(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

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

Indicate the number of shares outstanding of each of the
Issuer's classes of common stock, as of October 31, 1995:
136,654,524

                        GREAT WESTERN FINANCIAL CORPORATION

                                 TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Part I.   Financial Information

      Item 1.  Financial Statements

            Consolidated Condensed Statement of Financial
              Condition - September 30, 1995, December 31, 1994
              and September 30, 1994.................................      4

            Consolidated Condensed Statement of Operations -
              Three Months and Nine Months Ended September 30, 1995
              and 1994...............................................      5

            Consolidated Condensed Statement of Cash Flows -
              Three Months and Nine Months Ended September 30, 1995
              and 1994...............................................      6

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations for the
                 Three Months and Nine Months Ended September 30,
                 1995...............................................       8

Part II.  Other Information

      Item 5.  Other Information.....................................     35

      Item 6.  Exhibits and Reports on Form 8-K......................     37

                  GREAT WESTERN FINANCIAL CORPORATION



                   PART I - FINANCIAL INFORMATION
                   ------------------------------


PERSONS FOR WHOM THE INFORMATION IS TO BE GIVEN
-----------------------------------------------
The accompanying financial information is filed for the Registrant, Great Western Financial Corporation, and its subsidiaries comprising a savings bank and companies engaged in consumer lending, mortgage banking, securities operations and certain other financial services ("GWFC" or "the Company").

PRESENTATION OF FINANCIAL INFORMATION
-------------------------------------
The financial information has been prepared in conformity with the accounting principles or practices reflected in the financial statements included in the Annual Report filed with the Commission for the year ended December 31, 1994. The Registrant adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") in 1995, which establishes accounting standards for such assets. The Registrant also adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("FAS 122") as of April 1, 1995. FAS 122 requires the capitalization of servicing rights for loans originated with the intent to sell or securitize such loans. The information further reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.

Item 1.  Financial Statements

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                             September 30   December 31   September 30
Dollars in thousands                                                 1995          1994           1994
                                                             ------------   -----------   ------------
ASSETS
Cash and securities
  Cash                                                        $   849,096    $  983,440    $   808,234
  Certificates of deposit, repurchase agreements
    and federal funds                                             287,125       165,125        180,125
  Securities available for sale                                 1,054,453       917,095        784,859
                                                              -----------   -----------    -----------
                                                                2,190,674     2,065,660      1,773,218
Mortgage-backed securities held to maturity
  (fair value $7,984,196, $6,211,731 and $3,162,863)            7,827,138     6,335,104      3,238,034
Mortgage-backed securities available for
  sale                                                          2,705,128     2,934,503      2,587,630
                                                              -----------   -----------    -----------
                                                               10,532,266     9,269,607      5,825,664
Loans receivable, net of reserve for
  estimated losses                                             29,218,416    28,079,620     29,842,163
Loans receivable available for sale                               414,808       298,748        281,638
                                                              -----------   -----------    -----------
                                                               29,633,224    28,378,368     30,123,801

Real estate available for sale or
  development, net                                                208,192       256,967        296,214
Interest receivable                                               280,593       230,925        230,623
Investment in Federal Home Loan Banks                             341,102       306,041        306,151
Premises and equipment, at cost,
  less accumulated depreciation                                   608,819       616,116        640,046
Other assets                                                      564,340       730,574        404,504
Intangibles arising from acquisitions                             333,804       363,999        396,385
                                                              -----------   -----------    -----------
                                                              $44,693,014   $42,218,257    $39,996,606
                                                              ===========   ===========    ===========
LIABILITIES
Customer accounts                                             $29,432,176   $28,700,947    $29,406,989
Securities sold under agreements to repurchase                  7,253,023     6,299,055      3,817,293
Short-term borrowings                                           1,904,877     1,210,461        838,224
Other borrowings                                                2,434,099     2,611,144      2,614,226
Other liabilities and accrued expenses                            696,727       716,741        668,286
Taxes on income, principally deferred                             317,813       196,123        207,782
STOCKHOLDERS' EQUITY                                            2,654,299     2,483,786      2,443,806
                                                              -----------   -----------    -----------
                                                              $44,693,014   $42,218,257    $39,996,606
                                                              ===========   ===========    ===========

Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                             Three Months Ended           Nine Months Ended
                                                                September 30                September 30
                                                          ------------------------     -------------------------
Dollars in thousands, except per share                        1995            1994           1995           1994
                                                              ----            ----           ----           ----
INTEREST INCOME
  Real estate loans                                       $513,423        $496,621     $1,469,598     $1,460,252
  Mortgage-backed securities                               196,596          55,133        563,480        144,145
  Consumer loans                                           102,022          91,911        298,510        277,660
  Securities                                                13,674           7,156         39,507         18,875
  Other                                                     13,382          10,491         32,729         24,175
                                                          --------        --------     ----------     ----------
                                                           839,097         661,312      2,403,824      1,925,107
INTEREST EXPENSE
  Customer accounts                                        316,577         235,440        903,312        697,157
  Borrowings
    Short-term                                             137,587          35,480        389,796         53,847
    Long-term                                               51,334          59,624        159,428        171,368
                                                          --------        --------     ----------     ----------
                                                           505,498         330,544      1,452,536        922,372
                                                          --------        --------     ----------     ----------
NET INTEREST INCOME                                        333,599         330,768        951,288      1,002,735
Provision for loan losses                                   46,600          49,700        137,400        154,400
                                                          --------        --------     ----------     ----------
Net interest income after provision
  for loan losses                                          286,999         281,068        813,888        848,335

Other operating income
  Real estate services
    Loan fees                                                6,013           7,002         17,917         22,520
    Mortgage banking
      Gain on mortgage sales                                 1,315             429          4,375          6,225
      Servicing                                             13,246          12,329         40,920         39,343
                                                          --------        --------     ----------     ----------
                                                            20,574          19,760         63,212         68,088
  Retail banking
    Banking fees                                            40,045          36,313        113,935        104,975
    Securities operations                                    5,110           9,490         13,363         31,279
                                                          --------        --------     ----------     ----------
                                                            45,155          45,803        127,298        136,254
  Net gain on securities and investments                     1,854             387          4,731          3,241
  Net insurance operations                                   7,002           6,624         20,875         20,619
  Other                                                      1,574           2,149          5,081          5,364
                                                          --------        --------     ----------     ----------
Total other operating income                                76,159          74,723        221,197        233,566
Noninterest expense
  Operating and administrative
    Salaries and related personnel                         105,931         118,428        337,439        357,807
    Premises and occupancy                                  44,080          47,774        136,341        152,415
    FDIC insurance premium                                  16,974          19,657         49,968         57,951
    Advertising and promotion                                8,559          10,097         25,700         29,493
    Other                                                   63,460          50,563        187,381        148,259
                                                          --------        --------     ----------     ----------
                                                           239,004         246,519        736,829        745,925
  Amortization of intangibles                               10,088          11,764         30,196         35,293
  Real estate operations                                       731           4,578         (1,995)        19,523
  Provision for real estate losses                               -           1,500          1,500         10,500
                                                          --------        --------     ----------     ----------
Total noninterest expense                                  249,823         264,361        766,530        811,241
                                                          --------        --------     ----------     ----------
EARNINGS BEFORE TAXES                                      113,335          91,430        268,555        270,660
Taxes on income                                             44,800          34,200        106,100        108,100
                                                          --------        --------     ----------     ----------
NET EARNINGS                                              $ 68,535        $ 57,230     $  162,455     $  162,560
                                                          ========        ========     ==========     ==========
Average common shares outstanding
  Without dilution                                     137,690,681     134,301,424    136,466,836    133,677,823
  Fully diluted                                        138,125,045     140,643,336    137,323,937    140,221,438
Earnings per share based on average
  common shares outstanding
  Primary                                                     $.45            $.38          $1.05          $1.08
  Fully diluted                                                .45             .38           1.05           1.08
Cash dividend per common share                                 .23             .23            .69            .69

Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                         Three Months Ended            Nine Months Ended
                                                            September 30                 September 30
                                                     --------------------------    -------------------------
Dollars in thousands                                        1995           1994           1995          1994
                                                            ----           ----           ----          ----
OPERATING ACTIVITIES
  Net earnings                                       $    68,535   $     57,230    $   162,455   $   162,560
  Noncash adjustments to net earnings:
    Provision for loan losses                             46,600         49,700        137,400       154,400
    Provision for real estate losses                           -          1,500          1,500        10,500
    Depreciation and amortization                         18,421         19,996         56,913        59,265
    Amortization of intangibles                           10,088         11,764         30,196        35,293
    Income taxes                                          36,143        (38,210)        71,759        60,825
    Capitalized interest                                 (19,140)        (2,395)       (42,254)       (5,714)
    Net change in accrued interest                       (18,260)       (12,325)       (63,576)      (23,070)
    Other                                                (63,733)       (10,891)       133,784       170,738
                                                     -----------   ------------    -----------   -----------
                                                          78,654         76,369        488,177       624,797
                                                     -----------   ------------    -----------   -----------
  Sales and repayments of loans
    receivable available for sale                        483,512        103,944        666,379     1,146,180
  Originations and purchases of loans
    receivable available for sale                       (514,946)      (104,393)      (779,060)     (819,176)
                                                     -----------    -----------    -----------   -----------
                                                         (31,434)          (449)      (112,681)      327,004
                                                     -----------    -----------    -----------   -----------
  Net cash provided by operating
    activities                                            47,220         75,920        375,496       951,801
                                                     -----------    -----------    -----------   -----------
FINANCING ACTIVITIES
  Customer accounts
    Net increase (decrease) in transaction
      accounts                                           137,860       (593,097)      (756,691)     (602,350)
    Net increase (decrease) in term
      accounts                                            47,352       (208,462)     1,487,920    (1,522,224)
                                                     -----------    -----------    -----------   -----------
                                                         185,212       (801,559)       731,229    (2,124,574)
  Borrowings
    Proceeds from new long-term debt                      99,906        149,920         99,906       149,920
    Repayments of long-term debt                         (21,210)      (115,461)      (276,951)     (438,552)
    Net change in securities sold
      under agreements to repurchase                    (176,275)     1,819,498        953,968     3,817,293
    Net change in short-term debt                         25,633        460,431        694,416       261,741
                                                     -----------    -----------    -----------   -----------
                                                        (71,946)      2,314,388      1,471,339     3,790,402
  Other financing activity
    Proceeds from issuance of
      common stock                                        14,800         10,154         44,780        20,567
    Cash dividends paid                                  (37,523)       (36,901)      (112,005)     (110,513)
                                                     -----------     ----------    -----------   -----------
                                                         (22,723)       (26,747)       (67,225)      (89,946)
                                                     -----------     ----------    -----------   -----------
Net cash provided by financing activities                 90,543      1,486,082      2,135,343     1,575,882
                                                     -----------     ----------    -----------   -----------

/TABLE

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                         Three Months Ended            Nine Months Ended
                                                            September 30                 September 30
                                                     -------------------------     -------------------------
Dollars in thousands                                        1995          1994            1995          1994
                                                            ----          ----            ----          ----
INVESTING ACTIVITIES
  Investment securities
    Proceeds from maturities                         $   359,681   $   198,126     $ 1,047,097   $   892,958
    Purchases of securities                             (417,359)     (483,828)     (1,162,469)     (820,901)
                                                     -----------   -----------     -----------   -----------
                                                         (57,678)     (285,702)       (115,372)       72,057
  Lending
    Loans originated for investment                   (1,606,409)   (2,356,585)     (6,450,885)   (6,012,225)
    Purchases of mortgage-backed securities                    -      (460,003)              -    (1,041,290)
    Payments                                           1,521,902     1,413,837       3,941,739     4,672,168
    Sales                                                  3,170             -           3,170             -
    Repurchases                                          (31,097)      (19,669)        (82,756)     (499,274)
    Other                                                 (9,067)        5,348           1,971        11,580
                                                     -----------   -----------     -----------   -----------
                                                        (121,501)   (1,417,072)     (2,586,761)   (2,869,041)
  Other investing activity
    Purchases and sales of premises
      and equipment, net                                 (28,433)      (17,079)        (71,008)      (51,185)
    Sales of real estate                                 111,826        89,462         287,255       359,269
    Net change in investment in
      FHLB stock                                           3,531         2,133         (35,061)        1,201
    Other                                                (35,167)      (15,779)         (2,236)      (27,331)
                                                     -----------   -----------     -----------   -----------
                                                          51,757        58,737         178,950       281,954
                                                     -----------   -----------     -----------   -----------
  Net cash (used in) investing activities               (127,422)   (1,644,037)     (2,523,183)   (2,515,030)
                                                     -----------   -----------     -----------   -----------
Net increase (decrease) in cash and
  cash equivalents                                        10,341       (82,035)        (12,344)       12,653
Cash and cash equivalents at beginning
  of period                                            1,125,880     1,070,394       1,148,565       975,706
                                                     -----------   -----------     -----------   -----------
Cash and cash equivalents at end of period           $ 1,136,221   $   988,359     $ 1,136,221   $   988,359
                                                     ===========   ===========     ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for
  Interest on deposits                               $   330,459   $   235,328     $   904,180   $   698,608
  Interest on borrowings                                 193,987        95,759         562,264       231,201
  Income taxes                                            13,564        71,983          36,838        97,767
Noncash investing activities
  Loans transferred to foreclosed
    real estate                                      $   103,534   $   153,107     $   317,422   $   404,267
  Loans originated to finance the sale
    of real estate                                        11,902        31,971          77,263        73,750
  Loans originated to refinance existing loans            71,304       121,074         180,316       475,951
  Loans exchanged for mortgage-backed
    securities                                                 -     2,290,662       1,997,585     2,290,662


Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995

      Great Western Financial Corporation reported net earnings of $68.5 million, or $.45 per share, in the 1995 third quarter compared with earnings of $50.4 million, or $.32 per share, in the 1995 second quarter and $57.2 million, or $.38 per share, in the 1994 third quarter. For the nine months ended September 30, 1995, net earnings were $162 million, or $1.05 per share, compared with $163 million, or $1.08 per share, for the same period a year ago.

      Provisions for loan and real estate losses during the 1995 third quarter were $46.6 million compared with $43.2 million in the second quarter of 1995 and $51.2 million in the third quarter of 1994. Provisions for loan and real estate losses during the first nine months of 1995 and 1994 were $139 million and $165 million, respectively. The level of loan and real estate loss provisions in 1995 reflects a slower rate of deterioration in the real estate market and a declining level of nonperforming real estate loans.

HIGHLIGHTS (Dollars in thousands, except per share)

For the three months ended
September 30                                             1995            1994
--------------------------
Net interest income                               $   333,599     $   330,768
Net earnings                                           68,535          57,230
Fully diluted earnings
  per common share                                       $.45            $.38
New loan volume                                     2,204,741       2,614,023
Increase (decrease) in customer accounts              185,212        (801,559)
Mortgage sales                                        483,790          79,635

Interest spread
  Yield on interest earning assets                       7.94%           7.17%
  Cost of interest bearing liabilities                   4.93            3.70
  Interest spread                                        3.01%           3.47%

For the nine months ended
September 30
-------------------------
Net interest income                               $   951,288     $ 1,002,735
Net earnings                                          162,455         162,560
Fully diluted earnings per common share                 $1.05           $1.08
New loan volume                                     7,487,524       7,381,102
Increase (decrease) in customer accounts              731,229      (2,124,574)
Mortgage sales                                        605,893       1,066,834

Interest spread
  Yield on interest earning assets                       7.73%           7.13%
  Cost of interest bearing liabilities                   4.81            3.52
  Interest spread                                        2.92%           3.61%

At September 30
---------------
Total assets                                      $44,693,014     $39,996,606
Stockholders' equity                                2,654,299       2,443,806
Stockholders' equity per common share                  $17.27          $16.07
Tangible stockholders' equity per common share          14.83           13.11

      The Company's core business showed continued improvement in the third quarter of 1995 compared to second quarter of 1995. Net interest income for the third quarter of 1995 increased to $334 million from the $311 million in the second quarter of 1995 and compared with $331 million in the third quarter of 1994. While interest earning asset levels increased significantly, the interest spread in the third quarter of 1995 decreased compared with the third quarter 1994. The interest spread is expected to widen if interest rates stabilize or continue to decline.

      The following summarizes the contribution to pretax income from the Company's principal business units:

                               Three Months Ended     Nine Months Ended
                                  September 30          September 30
                               ------------------    -------------------
(Dollars in thousands)             1995      1994        1995       1994
                                   ----      ----        ----       ----

Banking operations             $ 85,221   $67,358    $189,406   $196,512
Consumer finance group           28,114    24,072      79,149     74,148
                               --------   -------    --------   --------
  Pretax earnings               113,335    91,430     268,555    270,660
Taxes on income                  44,800    34,200     106,100    108,100
                               --------   -------    --------   --------
  Net earnings                 $ 68,535   $57,230    $162,455   $162,560
                               ========   =======    ========   ========


ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles. The adoption of FAS 121 had no material impact on the Company's financial statements. As a result of FAS 121, real estate available for development is recorded at the lower of cost or fair value. Real estate available for development was previously recorded at the lower of cost or net realizable value.

     The Company adopted Statement of Financial Accounting Standards No.
122, "Accounting for Mortgage Servicing Rights" ("FAS 122") as of April 1, 1995. FAS 122, an amendment to Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," requires an entity that originates or purchases loans with the intent of selling or securitizing such loans to capitalize the mortgage servicing rights. The value of these servicing rights is based on the assumption that a normal servicing fee will be received for the estimated life of the loans. The adoption of FAS 122 did not have a material effect on the Company's financial condition or results of operations.

      FAS 122 also requires that all capitalized mortgage servicing rights be measured for impairment. Impairment is measured by stratifying the underlying loans based on one or more predominant risk characteristics. Impairment is recognized through a valuation allowance.

INTEREST EARNING ASSETS

      Interest earning assets comprise real estate loans and mortgage-backed securities ("mortgages"), consumer finance loans and marketable securities. The composition of interest earning assets at September 30, 1995 and September 30, 1994 follows:

                                                    September 30
                                          ---------------------------------
                                               1995               1994
                                          --------------     --------------
(Dollars in millions)                      Amount     %       Amount     %
                                          -------    ---     -------    ---
Loans receivable
  Real estate
    Residential
      Single-family                       $24,537     58%    $25,240     67%
      Apartments                            1,646      4       1,712      4
    Commercial and other                    1,395      3       1,474      4
  Consumer finance                          2,019      5       1,878      5
  Other                                       499      1         401      1
                                          -------    ---     -------    ---
                                           30,096     71      30,705     81
Mortgage-backed securities                 10,553     25       5,838     16
Securities                                  1,280      3         907      2
Investment in FHLB stock                      341      1         306      1
                                          -------    ---     -------    ---
                                          $42,270    100%    $37,756    100%
                                          =======    ===     =======    ===
/TABLE

      Interest earning assets, primarily single-family mortgages, increased $4.5 billion from September 30, 1994 to September 30, 1995 due to a shift in the mix of single-family loan originations toward the Adjustable Rate Mortgage ("ARM"). In the third quarter of 1995, interest earning assets increased $49 million as mortgage sales limited growth in earning assets. ARMs are held in the Company's portfolio, whereas, fixed-rate loans are sold shortly after origination. In the fourth quarter of 1994 and the first quarter of 1995, the Company swapped $5.2 billion of single-family residential ARM loans for mortgage-backed securities to provide collateral for borrowings. These securities are recorded in the Company's held-to-maturity portfolio and are subject to full credit recourse.

      The Company repurchases delinquent loans which were sold with recourse. Repurchased loans totaled $82.8 million in the nine months ended September 30, 1995 compared with $499 million in the nine months ended September 30, 1994 which included $437 million of loans repurchased for investment.

      Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties.

      The ARM for single-family residential properties ("SFRs") is the primary lending product held for investment. Approximately 77% of loans in the portfolio were indexed to the 11th District Federal Home Loan Bank of San Francisco ("FHLB") Cost of Funds Index ("COFI") at September 30, 1995. The Company also originates ARM products which are indexed to one-year Treasury bills, the prime rate and the Federal Cost of Funds Index ("FCOFI"). The FCOFI is a combination of the average interest rate on the combined marketable Treasury bills and the average interest rate on the combined marketable Treasury notes. In March 1995, the Company introduced a new product, the London Interbank Offered Rate ("LIBOR") Annual Monthly Average ("LAMA") ARM. The LAMA ARM is indexed to a 12 month average of the Federal National Mortgage Association ("FNMA") One Month LIBOR. The FCOFI and LAMA ARMs are similar to the COFI ARM product with respect to interest-rate caps and payment changes. At September 30, 1995, ARMs comprised 95.5% of the mortgage portfolio. A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors as well as periodic interest-rate caps. At September 30, 1995, $1.7 billion of ARMs with an average yield of 7.33% had reached their periodic cap rate. Without the cap, the average yield on these loans would have been 7.75%. Periodic interest-rate caps are generally in effect for three years. At September 30, 1995, $229 million of ARMs with an average yield of 8.53% had reached their floor rate. Without the floor, the average yield on these loans would have been 7.91%. The benefit to interest income from real estate loans which have reached their floor interest rate was approximately $2.8 million for the nine months ended September 30, 1995 compared with $46.7 million in the same period of last year.

      A significant source of loan originations includes wholesale brokers and a network of correspondent relationships in which the Company purchases loans originated by unaffiliated mortgage lenders. In the third quarter of 1995, third party originations were $372 million, or 22.7% of the new real estate loans compared with $442 million, or 26% of new real estate loans in the second quarter of 1995, and $1.1 billion, or 43.1% in the first quarter of 1995.

      The composition of new loan volume was as follows:

                                  Three Months Ended           Nine Months Ended
                          -----------------------------------    September 30
                          September 30  June 30  September 30  -----------------
(Dollars in millions)             1995     1995          1994    1995       1994
                          ------------  -------  ------------    ----       ----
Real estate loans               $1,635   $1,700        $2,063  $5,835     $5,769
Consumer loans                     570      571           551   1,653      1,612
                                ------   ------        ------  ------     ------
  Total new loan volume         $2,205   $2,271        $2,614  $7,488     $7,381
                                ======   ======        ======  ======     ======

      The composition of real estate loan originations by type was as follows:

                                  Three Months Ended           Nine Months Ended
                         September 30  June 30  September 30      September 30
                                 1995     1995          1994   1995         1994
                         ------------  -------  ------------   ----         ----
ARM
  COFI                             28%      55%           90%    64%          74%
  LAMA                             37       31             -     19            -
  FCOFI                             -        1             1      1            1
  T-Bill                            1        -             2      1            8
  Other                             2        3             2      2            2
                                  ---      ---           ---    ---          ---
    Total ARM                      68       90            95     87           85

Fixed rate                         32       10             5     13           15
                                  ---      ---           ---    ---          ---
                                  100%     100%          100%   100%         100%
                                  ===      ===           ===    ===          ===
Refinances, included above         42%      32%           36%    35%          47%
                                  ===      ===           ===    ===          ===

/TABLE

      Fixed-rate lending tends to increase during periods of relatively low interest rates. Such loans are originated exclusively for sale. The portfolio of fixed-rate loans designated as available for sale has been recorded at the lower of cost or fair value. The Company sells loans forward into the secondary market and, as fixed-rate commitments increase to a significant level, purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost. At September 30, 1995, there were no open hedge contracts due to the relatively low level of fixed-rate commitments.

      During the third quarter of 1995, ARMs comprised 68% of total real estate loan originations compared with 95% in the same period of 1994 and 90% for the second quarter of 1995. COFI ARMs were the primary adjustable rate offering in 1995 and 1994. The ARM differential over the appropriate indices on new ARMs was 2.58% in the third quarter of 1995 compared with 2.59% a year ago. The ARM differential on the total ARM real estate loan portfolio was 2.48% at September 30, 1995 and 2.44% at September 30, 1994. If interest rates continue to decline, it is expected that the demand for fixed-rate loans would continue to increase.

      The cost of funds for Great Western Bank, a Federal Savings Bank ("GWB"), relative to COFI and FCOFI, is shown as follows:

                                                             GWB Cost of
                               GWB                         Funds Less Than
                           Cost of                         ---------------
                             Funds      COFI     FCOFI     COFI      FCOFI
                           -------      ----     -----     ----      -----

September 30, 1995           4.776%    5.111%    6.254%    .335%     1.478%
June 30, 1995                4.815     5.179     6.352     .364      1.537
March 31, 1995               4.580     5.007     6.336     .427      1.756
December 31, 1994            4.019     4.589     5.971     .570      1.952
September 30, 1994           3.534     4.039     5.562     .505      2.028

      The contractual maturities of all loans receivable and mortgage-backed securities as of September 30, 1995 follow:

                                               Mortgage-Backed
                            Real Estate Loans     Securities
                            -----------------  ----------------
                                        Fixed             Fixed
(Dollars in millions)           ARM      Rate       ARM    Rate   Consumer    Total
                                ---     -----       ---   -----   --------    -----
One year or less            $   393    $   49   $   126    $275     $  780  $ 1,623
Over one to two years           606        40       134      77        546    1,403
Over two to three years         722        54       143      24        396    1,339
Over three to five years      1,169       155       316      39        167    1,846
Over five to ten years        3,322       422       977     106        475    5,302
Over ten to fifteen years     4,217       139     1,327      54        152    5,889
Over fifteen years           16,031       259     6,941      14          2   23,247
                            -------    ------   -------    ----     ------  -------
                            $26,460    $1,118   $ 9,964    $589     $2,518  $40,649
                            =======    ======   =======    ====     ======  =======

INTEREST BEARING LIABILITIES

      The composition of interest bearing liabilities at September 30, 1995 and September 30, 1994 follows:

                                                       September 30
                                             -------------------------------
                                                 1995               1994
                                             -------------     -------------
(Dollars in millions)                         Amount    %       Amount    %
                                              ------   ---      ------   ---
Customer accounts
  Retail accounts
    Term                                     $17,675    43%    $16,245    44%
    Transaction                               11,209    28      12,801    35
  Wholesale accounts                             548     1         361     1
                                             -------   ---     -------   ---
                                              29,432    72      29,407    80
                                             -------   ---     -------   ---
Borrowings
  FHLB                                           115     -         287     1
  Securities sold under
    agreements to repurchase                   7,253    18       3,817    10
  Other                                        4,224    10       3,166     9
                                             -------   ---     -------   ---
                                              11,592    28       7,270    20
                                             -------   ---     -------   ---
Total interest bearing liabilities           $41,024   100%    $36,677   100%
                                             =======   ===     =======   ===
/TABLE

      Borrowings at September 30, 1995 increased $4.3 billion compared with the same period last year, primarily securities sold under agreements to repurchase. The level of borrowings is influenced by customer account activity, deposit acquisitions and changes in assets. Customer accounts and borrowings have been utilized during the first nine months of 1995 to fund asset growth. In 1994, borrowings were the primary source of funds for asset growth.

      The following table shows the components of the change in customer account balances:

                                   Three Months Ended     Nine Months Ended
                                      September 30           September 30
                                   ------------------     ------------------
(Dollars in millions)               1995         1994       1995        1994
                                    ----         ----       ----        ----
Transaction
  Demand accounts                   $127        $(151)    $ (196)    $   (34)
  Money market and other
    transaction accounts              (4)        (457)      (608)       (543)
Certificates of deposit               79         (104)     1,551      (1,321)
Wholesale accounts                   (17)         (90)       (16)       (227)
                                    ---         -----     ------     -------
                                    $185        $(802)    $  731     $(2,125)
                                    ====        =====     ======     =======

      The Company concentrates its retail deposit-gathering activity in two states: California and Florida.

      Certificates of deposit have increased in each of the past four quarters. Customers have shifted from money market accounts as a result of higher interest rates offered on certificate of deposit accounts.

      A summary of customer certificates of deposit by interest rate and maturity as of September 30, 1995 follows:

                               90 Days 180 Days  One Year   Two Years
                       Within       to       to        to          to Three Years September 30 December 31 September 30
(Dollars in millions) 90 Days 180 Days One Year Two Years Three Years    and Over         1995        1994         1994
                      ------- -------- -------- --------- ----------- ----------- ------------ ----------- ------------
Under 4%               $  231   $   48   $   22    $   19        $  2        $ 10      $   332     $ 3,745      $ 6,651
4 to 6%                 3,163    2,537    2,572     2,204         400         299       11,175       9,363        8,001
6 to 8%                 1,569    1,155    1,423     1,649          75         434        6,305       3,197        1,582
Over 8%                     9        2        4       185           1           5          206         225          225
                       ------   ------   ------    ------        ----        ----      -------     -------      -------
                       $4,972   $3,742   $4,021    $4,057        $478        $748      $18,018     $16,530      $16,459
                       ======   ======   ======    ======        ====        ====      =======     =======      =======
$100,000 accounts
  included above       $  379   $  105   $   69    $   21        $  2        $  5      $   581         $748        $656

/TABLE

INTEREST SPREAD AND NET INTEREST INCOME

      While average interest earning assets have increased during the past year, the interest spread has decreased as interest rates have risen from the third quarter 1994 compared with the second quarter 1995. In the third quarter of 1995, the interest spread has increased compared with the second quarter of 1995, as interest rates have stabilized. Net interest income increased to $334 million in the third quarter of 1995 compared with $311 million in the second quarter of 1995. Net interest income was $331 million in the third quarter of 1994. The Company's net interest margin, the difference between the yield on interest earning assets (interest on mortgages, consumer loans and securities) and the cost of funds (interest on customer accounts and borrowings) was 3.25% at September 30, 1995 compared with 3.47% a year ago. The interest spread for the 1995 third quarter was 3.01% compared with 2.83% in the second quarter and 3.47% in the 1994 third quarter. The interest spread for the first nine months of 1995 was 2.92% compared with 3.61% in the same 1994 period. The repricing lag on COFI, FCOFI and LAMA ARMs increased the interest spread by approximately 2 basis points in the third quarter of 1995 compared with a reduction of 12 basis points in the third quarter of 1994. For the second quarter of 1995, the repricing lag accounted for a decrease of approximately 10 basis points to the interest spread. The interest spread generally widens in a declining interest rate environment as decreases in COFI and FCOFI, to which most interest earning assets are tied, lag behind deposit and borrowing rate decreases.

      The following table of net interest income displays the average monthly balances, interest income and expense and average rates by asset and liability component for the periods indicated:

                                                         Three Months Ended September 30
                                              -------------------------------------------------------
                                                         1995                         1994
                                              --------------------------   --------------------------
                                              Average            Average   Average            Average
(Dollars in millions)                         Balance  Interest     Rate   Balance  Interest     Rate
                                              -------  --------  -------   -------  --------  -------
Interest earning assets
  Securities                                  $ 1,594      $ 27     6.79%  $ 1,085      $ 17     6.51%
  Mortgage-backed securities                   10,735       197     7.33     3,877        55     5.69
  Loans receivable
    Real estate                                27,424       513     7.49    29,683       497     6.69
    Consumer                                    2,497       102    16.34     2,259        92    16.28
                                              -------      ----    -----   -------      ----    -----
  Total interest earning assets                42,250       839     7.94    36,904       661     7.17
Other assets                                    2,353                        2,197
                                              -------                      -------
Total assets                                  $44,603                      $39,101
                                              =======                      =======
Interest bearing liabilities
  Customer accounts
    Term accounts                             $18,033       260     5.76   $16,500       177     4.29
    Transaction accounts                       11,354        57     2.01    13,254        58     1.77
                                              -------      ----    -----   -------      ----    -----
                                               29,387       317     4.31    29,754       235     3.17
  Borrowings
    FHLB                                          115         1     5.16       454         7     6.39
    Other                                      11,488       187     6.53     5,545        88     6.34
                                              -------      ----    -----   -------      ----    -----
  Total interest bearing liabilities           40,990       505     4.93    35,753       330     3.70
Other liabilities                                 992                          921
Stockholders' equity                            2,621                        2,427
                                              -------                      -------
Total liabilities and equity                  $44,603                      $39,101
                                              =======                      =======
Interest spread                                                     3.01%                        3.47%
                                                                    ====
Effective yield summary
  Interest income/interest earning assets     $42,250      $839     7.94%  $36,904      $661     7.17%
  Interest expense/interest earning assets     42,250       505     4.79    36,904       330     3.58
                                                           ----    -----                ----    -----
Net yield on interest earning assets                       $334     3.15%               $331     3.59%
                                                           ====     ====                ====     ====

                                                          Nine Months Ended September 30
                                             -------------------------------------------------------
                                                        1995                         1994
                                             --------------------------   --------------------------
                                             Average            Average   Average            Average
(Dollars in millions)                        Balance  Interest     Rate   Balance  Interest     Rate
                                             -------  --------  -------   -------  --------  -------

Interest earning assets
  Securities                                 $ 1,527    $   72     6.31%  $ 1,073    $   43     5.35%
  Mortgage-backed securities                  10,576       564     7.10     3,421       144     5.62
  Loans receivable
    Real estate                               26,899     1,470     7.28    29,268     1,460     6.65
    Consumer                                   2,466       298    16.14     2,233       278    16.58
                                             -------    ------    -----   -------    ------    -----
  Total interest earning assets               41,468     2,404     7.73    35,995     1,925     7.13
Other assets                                   2,335                        2,269
                                             -------                      -------
Total assets                                 $43,803                      $38,264
                                             =======                      =======

Interest bearing liabilities
  Customer accounts
    Term accounts                            $17,724       737     5.55   $17,040       518     4.05
    Transaction accounts                      11,466       166     1.93    13,441       179     1.78
                                             -------    ------    -----   -------    ------    -----
                                              29,190       903     4.13    30,481       697     3.05
  Borrowings
    FHLB                                         134         6     5.33       342        15     5.91
    Other                                     10,956       544     6.62     4,084       210     6.86
                                             -------    ------    -----   -------    ------    -----
  Total interest bearing liabilities          40,280     1,453     4.81    34,907       922     3.52
Other liabilities                                957                          935
Stockholders' equity                           2,566                        2,422
                                             -------                      -------
Total liabilities and equity                 $43,803                      $38,264
                                             =======                      =======
Interest spread                                                    2.92%                        3.61%
                                                                   ====                         ====
Effective yield summary
  Interest income/interest earning assets    $41,468    $2,404     7.73%  $35,995    $1,925     7.13%
  Interest expense/interest earning assets    41,468     1,453     4.67    35,995       922     3.42
                                                        ------    -----              ------    -----
Net yield on interest earning assets                    $  951     3.06%             $1,003     3.71%
                                                        ======     ====              ======     ====
/TABLE

      The average balance of loans receivable above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans that were nonperforming was $10 million for the quarter ended September 30, 1995 compared with $10.5 million for the quarter ended September 30, 1994. For the first nine months of 1995 and 1994, nonaccrual interest was $29.3 million and $38.8 million, respectively.


ASSET LIABILITY MANAGEMENT

      The Company monitors its asset and liability structure and interest-rate/ maturity risks on a regular basis. In this process, consideration is given to interest-rate trends and funding requirements. ARMs comprised approximately 96% of the real estate loan portfolio at both September 30, 1995 and September 30, 1994.

      At September 30, 1995, mortgages totaling $2.8 billion were available for sale, primarily mortgage-backed securities. Real estate loans available for sale are valued at the lower of cost or fair value, generally on an individual loan basis. As of September 30, 1995 and 1994, real estate loans available for sale, all fixed rate, were $109 million and $73.9 million, respectively. The increase in loans available for sale compared with the same period a year ago resulted from higher fixed-rate loan originations in the 1995 third quarter. During the quarter and nine months ended September 30, 1995, gains from this portfolio totaled $1.3 million and $4.4 million, respectively, compared with $429,000 and $6.2 million in the third quarter and nine months of 1994. Unrealized holding gains on real estate loans available for sale totaled $720,000 at September 30, 1995 and $2.3 million at September 30, 1994.

      Mortgage-backed securities available for sale and other securities available for sale are carried at fair value. At September 30, 1995, mortgage-backed securities available for sale included $317 million of fixed-rate mortgage securities and $2.4 billion of ARMs. There were no realized gains or losses in the first nine months of 1995. Unrealized holding gains were $25.9 million at September 30, 1995. Unrealized holding losses were $77.3 million at December 31, 1994 and $50.6 million at September 30, 1994.

      Marketable securities available for sale at September 30, 1995 had both an amortized cost and a fair value of $1.1 billion. Gains of $23,400 were realized during the quarter and nine months ended September 30, 1995. During the quarter and nine months ended September 30, 1994, gains from this portfolio totaled $22,000 and $511,000, respectively. Unrealized holding gains on marketable securities were $3.7 million at September 30, 1995. Unrealized holding losses were $18.3 million at December 31, 1994 and $7 million at September 30, 1994.

      The unrealized holding gains and losses on securities available for sale, net of income taxes, included as a component of stockholders' equity, were as follows:

                                       Three Months Ended        Nine Months Ended
                                -------------------------------     September 30
                                September 30  June 30  March 31  ------------------
(Dollars in thousands)                  1995     1995      1995      1995      1994
                                ------------  -------  --------      ----      ----

Balance at beginning of period       $20,217  $(5,921) $(55,084) $(55,084) $ 22,651
Unrealized holding gains
  (losses), net of taxes              (2,481)  26,138    49,163    72,820   (55,057)
                                     -------  -------  --------  --------  --------
Balance at end of period             $17,736  $20,217  $ (5,921) $ 17,736  $(32,406)
                                     =======  =======  ========  ========  ========


      The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $4.5 billion, or 10.7% of interest earning assets at September 30, 1995, compared with $3.8 billion, or 9.5% of interest earning assets at December 31, 1994, and $4.2 billion, or 11.2% of interest earning assets at September 30, 1994. The Company is better protected against rising interest rates with an excess of interest earning assets maturing or repricing within one year.

                                                         Maturity/Rate Sensitivity
                                     -----------------------------------------------------------------
September 30, 1995                                     % of    Within                             Over
(Dollars in millions)                 Rate   Balance  Total    1 Year  1-5 Years  5-15 Years  15 Years
                                      ----   -------  -----    ------  ---------  ----------  --------

Interest earning assets
Securities                            6.41%  $ 1,280      3   $ 1,280    $     -       $   -      $  -
Mortgage-backed securities            7.46    10,553     25    10,461         92           -         -
Investment in FHLB stock              5.25       341      1         -          -           -       341
Loans receivable
  Real estate
    Adjustable rate                   7.69    26,460     62    25,363      1,097           -         -
    Fixed rate
      Short-term                      8.91       507      1        69        109         168       161
      Long-term                       8.61       611      2       140        115         179       177
  Consumer                           15.82     2,518      6       633      1,513         279        93
                                     -----   -------    ---   -------    -------       -----      ----
                                      8.08    42,270    100    37,946      2,926         626       772

Interest bearing liabilities
Customer accounts
  Regular savings                     2.00     1,821      5     1,821          -           -         -
  Checking and limited access         2.09     9,388     23     9,388          -           -         -
  Wholesale transaction                  -       205      -       205          -           -         -
  Term accounts                       5.68    18,018     44    12,735      5,277           6         -
                                     -----   -------    ---   -------    -------       -----      ----
                                      4.26    29,432     72    24,149      5,277           6         -
Borrowings
  FHLB                                5.16       115      -       115          -           -         -
  Other                               6.28    11,477     28     9,276      1,654         499        48
Impact of interest-rate swaps            -         -      -      (109)       109           -         -
                                     -----   -------    ---   -------    -------       -----      ----
                                      4.83    41,024    100    33,431      7,040         505        48
                                     -----   -------    ---   -------    -------       -----      ----
Excess of interest earning
  assets over interest bearing
  liabilities at September 30, 1995   3.25%  $ 1,246          $ 4,515    $(4,114)      $ 121      $724
                                     =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at December 31, 1994    3.08%  $   715          $ 3,757    $(3,573)      $(105)     $636
                                     =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at September 30, 1994   3.47%  $ 1,079          $ 4,213    $(3,595)      $ (80)     $541
                                     =====   =======          =======    =======       =====      ====

                                                             September 30
                                                             1995    1994
                                                             ----    ----
Calculation of adjusted margin
Unadjusted margin                                            3.25%   3.47%
Benefit of net interest earning assets                        .14     .10
                                                             ----    -----
Adjusted margin                                              3.39%   3.57%
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

      The Company assesses the status of general loss reserves on real estate loans based upon its current loss experience as applied to the loan portfolio, including loans that are delinquent or adversely classified because of declining collateral values. In the first nine months of 1995 and throughout 1994, the Company reduced reserve levels on the real estate loan and real estate portfolios as a result of decreasing nonperforming assets and an improving economy.

      The California real estate market requires continued review. There appear to be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

      On a regional basis, the economic factors affecting the single-family market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the median metropolitan area sales price of existing single-family homes in the San Jose area increased from the second quarter of 1994 to the second quarter of 1995 by less than 1 percent. During the same period, the median sales price for the Los Angeles and San Diego areas, declined 7 percent and 4 percent, respectively.

      In the Los Angeles area, the vacancy rate of the office space market was 20 percent at both June 30, 1995 and June 30, 1994. In San Diego County, the vacancy rate was 18 percent at June 30, 1995 compared with 19 percent at June 30, 1994.

      In the Los Angeles area, the vacancy rate of the industrial space market decreased to 8 percent at June 30, 1995 from 9 percent a year earlier. San Diego County's industrial space market had a vacancy rate of 4 percent at both June 30, 1995 and June 30, 1994.

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

      As a monitoring device, the Company reviews the trends of loans delinquent for periods of less than ninety days on a monthly (and within-month) basis. The following summarizes loans delinquent for periods from thirty to eighty-nine days:

                           September 30   June 30   December 31   September 30
(Dollars in millions)              1995      1995          1994           1994
                           ------------   -------   -----------   ------------
30-59 days delinquent
  SFR loans                      $189.4    $165.2        $168.6         $205.0
  Other                             6.7       3.8          24.0           13.8
60-89 days delinquent
  SFR loans                        95.2      91.8          90.4           95.3
  Other                             4.5      12.7           6.7           17.1



      The increase in thirty to eighty-nine day delinquencies at September 30, 1995 compared with June 30, 1995 is primarily due to in-flows of newly delinquent single-family residential loans resulting from continuing weakness in the Southern California economy.

      The following table shows the trend in single-family residential delinquencies (two or more payments delinquent) to the growth in the related portfolio.

                              September 30  June 30  December 31  September 30
                                      1995     1995         1994          1994
                              ------------  -------  -----------  ------------
SFR loans as a percent of
  total real estate loans             91.2%    91.0%        90.3%         89.6%
SFR delinquency as a percent
  of total single-family
  residential loans                    2.2      2.2          2.6           3.0

      The Company's real estate loan portfolio included approximately $2.8 billion of uninsured single-family mortgage loans at September 30, 1995, compared with $3.1 billion a year ago, which were originated with terms where the LTV exceeded 80% (but not in excess of 90%). During the third quarter of 1995, losses on the higher LTV mortgages totaled $6.9 million, or .84% (annualized), compared with $6.1 million, or .65% (annualized), for the same period a year ago. For the year 1994, losses totaled $24.3 million, or .59% of such loans, compared with $44.8 million, or .81% for 1993. The Company began to purchase mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80% in 1990. Therefore, this portfolio of uninsured loans is becoming more seasoned and the balance is declining.

      The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and the reserve for estimated losses related to such loans follows:

                                                             Impaired Loans
                                  -------------------------------------------------------------------
                                   Having                                  Having
                                   related    Reserves for   Net with    no related
                                   reserves     estimated    reserves   reserves for  Net of reserves
                                  for losses     losses     for losses     losses        for losses
                                  ----------  ------------  ----------  ------------  ---------------
(Dollars in thousands)                                     September 30, 1995
                                  -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family                   $ 30,315       $ 6,790    $ 23,525      $ 15,682         $ 39,207
    Apartments                        84,770        18,624      66,146        21,611           87,757
  Commercial
    Offices                           23,769         8,783      14,986        12,154           27,140
    Retail                            32,146         7,116      25,030         5,887           30,917
    Hotel/motel                       38,812         9,295      29,517             -           29,517
    Industrial                        24,400         5,520      18,880         3,022           21,902
    Other                              1,839           526       1,313         1,981            3,294
                                    --------       -------    --------      --------         --------
                                    $236,051       $56,654    $179,397      $ 60,337         $239,734
                                    ========       =======    ========      ========         ========

                                                           September 30, 1994
                                  -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family                   $ 19,970       $ 4,155    $ 15,815      $ 24,163         $ 39,978
    Apartments                        81,060        19,477      61,583        40,943          102,526
  Commercial
    Offices                           38,067         9,940      28,127        19,522           47,649
    Retail                            22,145         4,033      18,112        13,005           31,117
    Hotel/motel                       18,452         3,307      15,145        65,968           81,113
    Industrial                         7,233         1,534       5,699        10,431           16,130
    Other                              5,223         1,288       3,935         1,843            5,778
                                    --------       -------    --------      --------         --------
                                    $192,150       $43,734    $148,416      $175,875         $324,291
                                    ========       =======    ========      ========         ========

      The impaired loan portfolio decreased at September 30, 1995 compared with September 30, 1994. The decrease was primarily the result of a sale in the fourth quarter of 1994 of a nonperforming loan with a balance of approximately $53 million. The Company's policy for recognizing income on impaired loans is to accrue earnings unless a loan is in foreclosure or becomes nonperforming, at which time the accrued earnings are reversed.

      Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

      A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

      Certain loans (where GWB works with borrowers encountering economic difficulty) meet the criteria of, and are classified as, troubled debt restructurings ("TDRs") because of modification to loan terms. TDRs totaled $130 million at September 30, 1995 compared with $196 million at September 30, 1994. The decrease in TDR's is primarily the result of the previously mentioned disposition of a $53 million nonperforming loan. TDRs which meet certain conditions of repayment and performance have not been included in nonperforming assets. At September 30, 1995, $21 million of TDRs were classified as performing assets compared with $18 million at September 30, 1994.

      Real estate available for sale is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. Real estate held for development, also subject to the same review process, is carried at the lower of cost or fair value. Real estate is also included in the general reserve evaluation. At September 30, 1995, foreclosed real estate properties totaling $17 million are operating profitably after provisions for interest and depreciation and are performing assets.

      Nonperforming assets include loans which are delinquent ninety days or more, TDRs which do not meet certain performance criteria and certain real estate owned which does not generate sufficient income to meet return on investment criteria. The following table indicates the amount of the Company's nonperforming assets and the ratio of nonperforming assets to total assets:

                                  September 30     December 31      September 30
                                      1995            1994             1994
                                 -------------    -------------    -------------
(Dollars in millions)            Amount     %     Amount     %     Amount     %
                                 ------    ---    ------    ---    ------    ---
Loans receivable
  Real estate
    Residential
      Single-family                $437    .98%     $509   1.19%     $539   1.33%
      Apartments                     51    .11        68    .16        75    .19
    Commercial                       85    .19        90    .21       165    .41
  Consumer finance                   24    .06        22    .05        22    .05
  Other                               1      -         1      -         1      -
                                   ----   ----      ----   ----      ----   ----
                                    598   1.34       690   1.61       802   1.98
Real estate owned                   164    .37       156    .37       176    .43
                                   ----   ----      ----   ----      ----   ----
Total nonperforming assets         $762   1.71%     $846   1.98%     $978   2.41%
                                   ====   ====      ====   ====      ====   ====
/TABLE

      The geographic distribution of the real estate loan and real estate portfolios at September 30, 1995 follows:

                                                                    Oklahoma/
(Dollars in millions)          Total California  Florida Washington    Texas  Georgia  Arizona  Oregon   Other
                               ----- ----------  ------- ---------- --------  -------  -------  ------   -----
Real estate loans
  Residential
    Single-family            $24,537    $16,285   $1,749     $1,104     $748     $423     $351    $382  $3,495
    Apartments                 1,646      1,321       73          7       29       53       66       2      95
  Commercial
    Offices                      398        353        8         16        2        4        5       -      10
    Retail                       251        213       18          9        -        -        2       -       9
    Hotel/motel                  223        141        5          -        2        -        3       -      72
    Industrial                   321        273       13          3       13        3        4       -      12
    Other                        202        149       17          4        1        1       11       3      16
                             -------    -------   ------     ------     ----     ----     ----    ----  ------
                              27,578     18,735    1,883      1,143      795      484      442     387   3,709
                             -------    -------   ------     ------     ----     ----     ----    ----  ------

Real estate available
  for sale, net
  Acquired through
    foreclosure                  176        154       16          1        1        -        -       -       4
  Other                           12         11        1          -        -        -        -       -       -
Property development              45         45        -          -        -        -        -       -       -
                             -------    -------   ------     ------     ----     ----     ----    ----  ------
                                 233        210       17          1        1        -        -       -       4
                             -------    -------   ------     ------     ----     ----     ----    ----  ------
Total real estate loans
  and real estate            $27,811    $18,945   $1,900     $1,144     $796     $484     $442    $387  $3,713
                             =======    =======   ======     ======     ===      ====     ====    ====  ======
Percent of total               100.0%      68.1%     6.8%       4.1%     2.9%     1.7%     1.6%    1.4%   13.4%


      The geographic distribution of nonperforming real estate loans and real estate at September 30, 1995 follows:

                                                                   Oklahoma/
(Dollars in millions)       Total  California  Florida Washington     Texas   Georgia  Arizona  Oregon  Other
                            -----  ----------  ------- ----------  --------   -------  -------  ------  -----
Real estate loans
  Residential
    Single-family            $438        $360      $19        $ 4       $ 6       $ 4      $ 2     $ 2    $41
    Apartments                 51          35        1          1         3         4        -       -      7
  Commercial
    Offices                    16          16        -          -         -         -        -       -      -
    Retail                     29          24        -          5         -         -        -       -      -
    Hotel/motel                24          24        -          -         -         -        -       -      -
    Industrial                 11          10        1          -         -         -        -       -      -
    Other                       4           2        1          -         -         -        1       -      -
                             ----        ----      ---        ---       ---       ---      ---     ---    ---
                              573         471       22         10         9         8        3       2     48
                             ----        ----      ---        ---       ---       ---      ---     ---    ---
Real estate
  Residential
    Single-family             113         106        2          1         1         -        -       -      3
    Apartments                 28          28        -          -         -         -        -       -      -
  Commercial
    Offices                     9           8        1          -         -         -        -       -      -
    Retail                      4           3        1          -         -         -        -       -      -
    Industrial                  3           3        -          -         -         -        -       -      -
    Other                       7           5        1          -         -         -        -       -      1
                             ----        ----      ---        ---       ---       ---      ---     ---    ---
                              164         153        5          1         1         -        -       -      4
                             ----        ----      ---        ---       ---       ---      ---     ---    ---
Total nonperforming real
  estate loans and real
  estate                     $737        $624      $27        $11       $10       $ 8      $ 3     $ 2    $52
                             ====        ====      ===        ===       ===       ===      ===     ===    ===

Percent of total            100.0%       84.7%     3.7%       1.5%      1.3%      1.1%      .4%     .3%   7.0%
/TABLE

      A comparison of the California real estate loan and real estate portfolios and nonperforming real estate loans and real estate by region at September 30, 1995 follows:

                                          California                    Northern California
                                -------------------------------   --------------------------------
(Dollars in millions)           Portfolio  Nonperforming     %    Portfolio  Nonperforming      %
                                ---------  -------------    ---   ---------  -------------     ---
Real estate loans
  Residential
    Single-family                 $16,285           $360    2.2      $4,967           $ 70     1.4
    Apartments                      1,321             35    2.6         161              3     1.9
  Commercial
    Offices                           353             16    4.5          75             11    14.7
    Retail                            213             24   11.3          50              1     2.0
    Hotel/motel                       141             24   17.0          45              -       -
    Industrial                        273             10    3.7          44              4     9.1
    Other                             149              2    1.3          50              -       -
                                  -------           ----  -----      ------           ----   -----
                                   18,735            471    2.5       5,392             89     1.7
                                  -------           ----  -----      ------           ----   -----
Real estate
  Residential
    Single-family                     106            106  100.0          16             16   100.0
    Apartments                         29             28   96.6           2              2   100.0
  Commercial
    Offices                            11              8   72.7           2              2   100.0
    Retail                              5              3   60.0           -              -       -
    Industrial                          3              3  100.0           -              -       -
    Other                              56              5    8.9          20              -       -
                                  -------           ----  -----      ------           ----   -----
                                      210            153   72.9          40             20    50.0
                                  -------           ----  -----      ------           ----   -----
Total real estate loans
  and real estate                 $18,945           $624    3.3      $5,432           $109     2.0
                                  =======           ====   ====      ======           ====   =====

                                  Central California                 Southern California
                           --------------------------------   --------------------------------
(Dollars in millions)      Portfolio  Nonperforming     %     Portfolio  Nonperforming      %
                           ---------  -------------    ---   ---------  -------------     ---

Real estate loans
  Residential
    Single-family            $1,346            $16     1.2     $ 9,972           $274     2.7
    Apartments                  238              6     2.5         922             26     2.8
  Commercial
    Offices                      40              1     2.5         238              4     1.7
    Retail                       28              8    28.6         135             15    11.1
    Hotel/motel                  27              3    11.1          69             21    30.4
    Industrial                   15              -       -         214              6     2.8
    Other                        18              -       -          81              2     2.5
                             ------            ---   -----     -------           ----   -----
                              1,712             34     2.0      11,631            348     3.0
                             ------            ---   -----     -------           ----   -----
Real estate
  Residential
    Single-family                 4              4   100.0          86             86   100.0
    Apartments                    7              7   100.0          20             19    95.0
  Commercial
    Offices                       2              -       -           7              6    85.7
    Retail                        -              -       -           5              3    60.0
    Industrial                    -              -       -           3              3   100.0
    Other                        11              -       -          25              5    20.0
                             ------            ---   -----     -------           ----   -----
                                 24             11    45.8         146            122    83.6
                             ------            ---   -----     -------           ----   -----
Total real estate loans
  and real estate            $1,736            $45     2.6     $11,777           $470     4.0
                             ======            ===    ====     =======           ====   =====


      Nonperforming real estate loans and real estate remained relatively unchanged during the third quarter of 1995. Total nonperforming single-family residential properties increased $16 million in the third quarter of 1995 due primarily to a slower rate of sales of foreclosed residential properties. Nonperforming single-family residential properties in California increased $9 million and out of state properties increased $7 million. Nonperforming commercial and apartment properties declined $15 million in the third quarter of 1995 as sales of commercial and apartment properties outpaced new delinquencies.

      In the third quarter of 1995, bulk sales of foreclosed single-family properties totaled $47.8 million compared with $68.5 million in the second quarter of 1995 and $69.8 million in the third quarter of 1994. In the first nine months of 1995, bulk sales of foreclosed single-family properties totaled $177 million compared with $225 million in the same period of 1994. Auction sales have also been utilized to accelerate the disposition of foreclosed properties. Foreclosures continue to occur at relatively high levels.

      The Company provides a reserve for uncollected interest which is essentially based upon loans delinquent ninety days or more or in foreclosure. These loans are considered in "nonaccrual" status.

      A summary of loan loss provisions, charge-offs and recoveries by loan type follows:

                                   At or For The             At or For The
                                 Three Months Ended        Nine Months Ended
                                    September 30             September 30
                              ----------------------    ----------------------
(Dollars in thousands)             1995         1994         1995         1994
                                   ----         ----         ----         ----
Beginning balance              $391,652     $495,804    $ 438,051    $ 502,269
Provision for loss
  Real estate loans
    SFR                          54,300       72,900      128,500      128,200
    Other                       (20,000)     (34,000)     (18,000)         693
  Consumer finance               11,600       10,400       31,400       28,100
  Other                             700          400       (4,500)      (2,593)
                               --------     --------    ---------    ---------
                                 46,600       49,700      137,400      154,400
                               --------     --------    ---------    ---------
Charge-offs
  Real estate loans
    SFR                         (43,664)     (70,515)    (146,294)    (148,058)
    Other                        (4,525)      (9,909)     (19,542)     (27,666)
  Consumer finance              (15,587)     (13,808)     (44,220)     (38,522)
  Other                            (230)        (786)        (926)      (1,829)
                               --------     --------    ---------    ---------
                                (64,006)     (95,018)    (210,982)    (216,075)
                               --------     --------    ---------    ---------
Recoveries
  Real estate loans
    SFR                             326          460        1,204        1,091
    Other                            26          510          446        1,200
  Consumer finance                3,933        3,791       12,271       11,883
  Other                              31           38          172          517
                               --------     --------    ---------    ---------
                                  4,316        4,799       14,093       14,691
                               --------     --------    ---------    ---------
Net charge-offs
  Real estate loans
    SFR                         (43,338)     (70,055)    (145,090)    (146,967)
    Other                        (4,499)      (9,399)     (19,096)     (26,466)
  Consumer finance              (11,654)     (10,017)     (31,949)     (26,639)
  Other                            (199)        (748)        (754)      (1,312)
                               --------     --------    ---------    ---------
                                (59,690)     (90,219)    (196,889)    (201,384)
                               --------     --------    ---------    ---------
Ending balance                 $378,562     $455,285    $ 378,562    $ 455,285
                               ========     ========    =========    =========
Ratio of net charge-offs
  (annualized) to average
  portfolios
  Real estate loans
    SFR                             .55%        1.04%         .63%         .75%
    Other                           .59         1.17          .82         1.07
  Consumer finance                 2.32         2.14         2.14         1.92
  Other                             .16          .77          .21          .45
                                  -----        -----        -----        -----
                                    .65%        1.11%         .73%         .85%
                                  =====        =====        =====        =====
/TABLE

      As a result of the Company's review of reserve levels which showed an excess of commercial and apartment loan reserves, the Company reduced the Other real estate loans provision for losses by $20 million in the third quarter of 1995. Provisions for losses on the leasing portfolio, included in Other loan loss provisions, for the nine month period ending September 30, 1995, decreased as a result of the reversal of a $6 million reserve originally established for expected losses which did not materialize. Charge-offs on SFRs in the third quarter of 1994 included approximately $27 million of writedowns to estimated fair value for real estate loans previously foreclosed.

      The following table presents the Company's reserve for estimated losses and the reserve as a percent of the respective loans receivable portfolios:

                                                 September 30
                                       ---------------------------------
                                            1995               1994
                                       --------------     --------------
(Dollars in millions)                  Amount      %      Amount      %
                                       ------     ---     ------     ---
Real estate loans
  SFR                                    $172     .55%      $193     .70%
  Commercial and other                    148    4.87        199    6.23
Consumer finance                           53    2.61         51    2.73
Other                                       6    1.11         12    2.98
                                         ----    ----       ----    ----
  Total                                  $379    1.02%      $455    1.38%
                                         ====    ====       ====    ====

      A summary of real estate reserve activity by real estate type follows:

                                      At or For The           At or For The
                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                    ------------------      -----------------
(Dollars in millions)               1995          1994      1995         1994
                                    ----          ----      ----         ----
Beginning balance
  SFR                                $ 3          $  5      $  3         $  5
  Commercial and other                63           100        74          119
                                     ---          ----      ----         ----
                                      66           105        77          124

Provision for losses
  SFR                                  -             2         -            8
  Commercial and other                 -             -         1            3
                                     ---          ----      ----         ----
                                       -             2         1           11

Net charge-offs
  SFR                                 (1)           (2)       (1)          (8)
  Commercial and other                (1)           (6)      (13)         (28)
                                     ---          ----      ----         ----
                                      (2)           (8)      (14)         (36)

Ending balance
  SFR                                  2             5         2            5
  Commercial and other                62            94        62           94
                                     ---          ----      ----         ----
                                     $64          $ 99      $ 64         $ 99
                                     ===          ====      ====         ====
/TABLE

OPERATIONS

      Net interest income totaled $334 million in the third quarter of 1995 compared with $331 million in the third quarter of 1994. For the nine months ending September 30, 1995 and 1994, net interest income totaled $951 million and $1 billion, respectively. The following table shows the components of the changein net interest income between periods.

                                       Three Months Ended September 30   Nine Months Ended September 30
                                       -------------------------------   ------------------------------
(Dollars in millions)                  1995 vs 1994       1994 vs 1993   1995 vs 1994      1994 vs 1993
                                       ------------       ------------   ------------      ------------
Mortgage-backed securities
  Rate (1)                                 $ 18               $ (5)         $  38              $ (19)
  Volume (2)                                 92                 19            302                 25
  Rate/Volume (3)                            32                 (3)            80                 (4)
                                           ----               ----          -----              -----
                                            142                 11            420                  2
                                           ----               ----          -----              -----
Real estate loans
  Rate (1)                                   59                (12)           139                (73)
  Volume (2)                                (38)                 2           (118)               (10)
  Rate/Volume (3)                            (5)                (1)           (11)                 -
                                           ----               ----          -----              -----
                                             16                (11)            10                (83)
                                           ----               ----          -----              -----
Consumer loans
  Rate (1)                                    -                 (7)            (8)               (10)
  Volume (2)                                 10                  -             29                 (8)
  Rate/Volume (3)                             -                  1             (1)                 1
                                           ----               ----          -----              -----
                                             10                 (6)            20                (17)
                                           ----               ----          -----              -----
Securities and investments
  Rate (1)                                    2                 (1)             8                (10)
  Volume (2)                                  8                  2             18                  6
  Rate/Volume (3)                             -                  -              3                 (1)
                                           ----               ----          -----              -----
                                             10                  1             29                 (5)
                                           ----               ----          -----              -----
Interest earning assets
  Rate                                       79                (25)           177               (112)
  Volume                                     72                 23            231                 13
  Rate/Volume                                27                 (3)            71                 (4)
                                           ----               ----          -----              -----
                                            178                 (5)           479               (103)
                                           ----               ----          -----              -----
Customer accounts
  Rate (1)                                   87                 (1)           246                (48)
  Volume (2)                                 (4)                10            (30)                33
  Rate/Volume (3)                            (1)                 -            (10)                (2)
                                           ----               ----          -----              -----
                                             82                  9            206                (17)
                                           ----               ----          -----              -----
Borrowings
  Rate (1)                                    3                 (3)            (6)                13
  Volume (2)                                 77                  -            340                (56)
  Rate/Volume (3)                            13                  2             (9)                (3)
                                           ----               ----          -----              -----
                                             93                 (1)           325                (46)
                                           ----               ----          -----              -----
Interest bearing liabilities
  Rate                                       90                 (4)           240                (35)
  Volume                                     73                 10            310                (23)
  Rate/Volume                                12                  2            (19)                (5)
                                           ----               ----          -----              -----
                                            175                  8            531                (63)
                                           ----               ----          -----              -----
Change in net interest income              $  3               $(13)         $ (52)             $ (40)
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


      Real estate services income totaled $63.2 million for the nine months ended September 30, 1995 compared with $68.1 million for the nine months ended September 30, 1994. The decrease in income was attributed to both lower loan fees and lower gains on mortgage sales. Gains on mortgage sales decreased as a result of lower sales activity. Mortgage sales in the first nine months of 1995, all fixed rate, totaled $606 million, at a gain of .72% of mortgage sales, compared with $1.1 billion in the first nine months of
last year at a gain of   .58% of mortgage sales.  The increased gain as a
percentage of mortgage sales was a result of the adoption of FAS 122. As a result of the adoption of FAS 122, the amount of servicing capitalized in 1995 and included in gain on mortgage sales was $3.5 million. At September 30, 1995, the servicing spread was 42 basis points on the $10.8 billion servicing portfolio compared with a servicing spread of 43 basis points on an $11.3 billion portfolio at September 30, 1994.

      Retail banking fee and commission income decreased from $136 million in the nine months ended September 30, 1994 to $127 million in the nine months ended September 30, 1995. Banking fees increased to $114 million in the first nine months of 1995 compared with $105 million in the same period last year due to an increase in customer transaction activity and in branch related fee activity. Income from mutual fund operations has declined since the second quarter 1994, as product mix shifted from mutual funds and annuities to individual bonds which generate lower commissions. Net revenue from these operations totaled $13.4 million in the nine months ended September 30, 1995 compared with $31.3 million in the same period of 1994. The Company managed mutual funds with assets aggregating $3.2 billion at September 30, 1995 and September 30, 1994.

      Other income was $30.7 million for the nine months ended September 30, 1995 compared with $29.2 million for the same period a year ago. For the third quarter, other income was $10.4 million compared with $9.2 million for the 1994 third quarter.

      Operating expenses were as follows:

                                      Three Months Ended     Nine Months Ended
                                         September 30           September 30
                                      ------------------     -----------------
(Dollars in millions)                 1995          1994     1995         1994
                                      ----          ----     ----         ----

Salaries and related personnel        $106          $118     $338         $358
Premises and occupancy                  44            48      136          152
FDIC insurance premiums                 17            20       50           58
Advertising and promotion                9            10       26           30
Other                                   63            51      187          148
                                      ----          ----     ----         ----
                                      $239          $247     $737         $746
                                      ====          ====     ====         ====

      The decline in operating expenses in the first nine months of 1995 from the same period last year is a result of the on-going cost containment program. The workforce has declined by approximately 1,000 positions in the first nine months of 1995. Other operating expenses increased 26 percent from the third quarter of 1994 to the third quarter of 1995, and increased
26 percent in the first nine months of 1995 compared with the same period last year. The following summarizes the composition of other operating expenses:

                                      Three Months Ended     Nine Months Ended
                                         September 30           September 30
                                      ------------------     -----------------
(Dollars in millions)                 1995          1994     1995         1994
                                      ----          ----     ----         ----
Outside data processing                $17           $ 8     $ 47         $ 24
Communications                          11            10       35           28
Branch losses                            6             4       14            9
Office supplies                          5             4       13           13
Postage                                  3             5       10           14
Insurance                                2             3        8            9
Other                                   19            17       60           51
                                       ---           ---     ----         ----
                                       $63           $51     $187         $148
                                       ===           ===     ====         ====

      The operating ratios were as follows:

                                          Three Months Ended    Nine Months Ended
                                             September 30         September 30
                                          ------------------    -----------------
                                           1995         1994     1995       1994
                                           ----         ----     ----       ----
Operating and administrative expenses
  (annualized)
  As a percent of average assets
    Corporate                              2.14%        2.52%    2.24%      2.60%
    Banking operations                     1.97         2.33     2.06       2.39
  As a percent of average assets
    and assets serviced for others
    Corporate                              1.73         1.95     1.80       1.98
    Banking operations                     1.57         1.78     1.63       1.80
  As a percent of average retail
    deposits
    Banking operations                     2.91         2.95     3.01       2.90
  As a percent of revenue
    Corporate                             60.79        63.70    65.42      63.19
    Banking operations                    64.19        66.65    69.32      65.82


      The following table presents net earnings (annualized) as a percent of average assets and as a percent of average equity:

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                    ------------------      -----------------
                                    1995          1994      1995         1994
                                    ----          ----      ----         ----

Return on average assets             .61%          .59%      .49%         .57%
Return on average equity           10.46          9.43      8.44         8.95


      The Company's effective tax rate for the nine months of 1995 decreased due to the reversal of certain tax liabilities no longer required. As a result, the Company's effective tax rate was 39.5% in the first nine months of 1995 and 39.9% in the same period of 1994.

DEPOSIT INSURANCE PREMIUMS

      The Federal Deposit Insurance Corporation (the "FDIC") has adopted a new Bank Insurance Fund (the "BIF") assessment schedule which reduces the average BIF deposit insurance premium assessment to 4.4 cents per $100 of domestic deposits. At the same time the FDIC has continued the current Savings Association Insurance Fund (the "SAIF") assessment schedule of premiums which range from 23 cents per $100 of domestic deposits to 31 cents per $100 of domestic deposits, depending on risk classification, because it is expected that the SAIF reserves will not reach the required level for a number of years absent Congressional action to provide additional funding. Such a deposit insurance premium disparity could place SAIF-insured institutions, such as GWB, at a competitive disadvantage with commercial banks and other BIF-insured institutions. GWB's current assessment rate is 23 cents per $100 of domestic SAIF-insured deposits. A small portion ($448 million or 1.5%) of GWB's deposits are insured by the BIF.

      Bills presently being considered in Congress, if adopted into law, would recapitalize the SAIF to the required level of 1.25% of insured deposits by levying a one time assessment of roughly 85 cents per $100 of domestic deposits held by SAIF-insured institutions and could be payable in the fourth quarter of 1995 or early 1996. If the assessment is made at the proposed rate, the effect on GWB would be a pretax charge of approximately $250 million, or $150 million after tax. Should this occur, the Company may issue debt, equity or hybrid securities and contribute capital to GWB to enable it to remain a well-capitalized institution. Upon recapitalization of the SAIF, it would be expected that the SAIF deposit insurance premiums would be reduced from their current level.

      Earlier in 1995, GWFC submitted applications to federal bank regulators seeking the creation of two new national banks in California and Florida in the effort to reduce the competitive disadvantage which could be caused by a deposit insurance premium disparity. Both of the proposed national banks would be insured by the Federal Deposit Insurance Corporation through the BIF and would allow the Company to offer a wide variety of banking products and services to its present and future customers. GWFC would also be required to file an application with the Federal Reserve to become a bank holding company. If the applications are approved, GWFC would operate the banks at existing branch locations and it is anticipated that a portion of GWB's present deposit base would voluntarily flow to the national banks. The bank applications require the approval of the Office of the Comptroller of the Currency and the FDIC. The bank holding company application would require the approval of the Federal Reseve Board.


CAPITAL RESOURCES AND LIQUIDITY

      Capital (stockholders' equity) was $2.7 billion at September 30, 1995 and $2.4 billion at September 30, 1994. At the end of the 1995 third quarter, the ratio of capital to total assets was 5.9% compared with 6.1% a year ago.

      GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. At September 30, 1995, GWB's capital was $2.8 billion, including eligible subordinated notes of $373 million.

      The following ratios compare GWB with the fully phased-in capital requirements under regulations issued by the Office of Thrift Supervision ("OTS"):

                                     Actual         OTS Benchmark
                                 --------------     -------------     Capital
(Dollars in millions)            Amount      %      Amount     %       Excess
                                 ------     ---     ------    ---     -------

Leverage/tangible ratio          $2,197    5.22     $1,264   3.00        $933
Risk-based ratio                  2,820   11.60      1,945   8.00         875


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

      As of September 30, 1995, real estate loan commitments totaled $894 million compared with $882 million at December 31, 1994 and $846 million at September 30, 1994. These commitments included $687 million of ARMs and $207 million at fixed rates at September 30, 1995. The Company has several sources for raising funds for lending, among which are mortgage repayments, mortgage sales, customer deposits, Federal Home Loan Bank borrowings and other borrowings. The Company has utilized short term borrowings to fund asset growth in 1994 and 1995.

      The following table presents the debt ratings of the Company and GWB at September 30, 1995:

                                Standard     Moody's Investors
                                & Poor's          Service           Fitch
                              ------------   -----------------   -----------
                              GWFC     GWB   GWFC          GWB   GWFC    GWB
                              ----     ---   ----          ---   ----    ---

Unsecured short-term debt      A-2     A-2    P-2          P-1           F-1
Senior term debt              BBB+      A-   Baa1           A2     A-      A
Subordinated term debt                BBB+                  A3            A-
Preferred stock               BBB-           Baa2                 BBB



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

      As presented in the Consolidated Condensed Statement of Cash Flows, the sources of liquidity vary between quarters. The primary source of funds in the third quarter of 1995 was principal payments on loans held for investment of $1.5 billion. New loans originated for investment required $1.6 billion in the third quarter of 1995. Operating activities provided $47 million in the current quarter.

      The Company continued to maintain liquidity balances each period in excess of funding and legal requirements. Cash and securities totaled $2.2 billion at September 30, 1995 and $1.8 billion at September 30, 1994.


DIVIDENDS

      Quarterly cash dividends have been paid since 1977. At its July 1995 meeting, the Board of Directors declared a quarterly cash dividend of $.23 per common share payable in August 1995. The quarterly cash dividend has been paid at this level since the second quarter of 1992.

      In the third quarter of 1995, the regular quarterly dividend on the $129 million 8 3/4% cumulative convertible preferred stock, issued in May 1991, and the regular quarterly dividend on the $165 million 8.3% cumulative preferred stock, issued in September 1992, were paid.

      The Dividend Reinvestment and Stock Purchase Plan permits a 3% discount on stock purchased with reinvested dividends. During the third quarter and the first nine months of 1995, reinvested dividends totaled $11 million and $34.5 million, respectively.

      Effective March 31, 1994, Bryant Financial Corporation ("Bryant"), a property development subsidiary, became a wholly-owned direct subsidiary of the Company. This realignment was in the form of a dividend from GWB to GWFC in the amount of Bryant's book value of $38 million.

      The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar, Inc ("Aristar"). In the third quarter of 1995, cash dividends received from GWB and Aristar totaled $32.8 million and $7.5 million, respectively. In the first nine months of 1995, cash dividends received were $38.5 million from GWB, $22.5 million from Aristar and $4.5 million from other subsidiaries. GWB is subject to the regulations of the OTS and FDIC. The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations establish a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100% of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75% of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25% to 75% of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. An association subject to more stringent restrictions imposed by agreement may apply to remove the more stringent restrictions.

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


AVERAGE SHARES OUTSTANDING

      The average common shares outstanding, based upon daily amounts used in the calculation of earnings per share, are shown below:

                          Three Months Ended           Nine Months Ended
                             September 30                 September 30
                      -------------------------    -------------------------
                             1995          1994           1995          1994
                             ----          ----           ----          ----

Primary               137,690,681   134,301,424    136,466,836   133,677,823
Fully diluted         138,125,045   140,643,336    137,323,937   140,221,438

                                       PART II - OTHER INFORMATION
                                       ---------------------------


ITEM 5.  OTHER INFORMATION
--------------------------
ANNUAL MEETING ADVANCE NOTICE REQUIREMENTS

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

RATIO OF EARNINGS TO FIXED CHARGES

      The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated follows:

                                                     Nine Months Ended  Twelve Months Ended   Nine Months Ended
(Dollars in thousands)                              September 30, 1995    December 31, 1994  September 30, 1994
                                                    ------------------  -------------------  ------------------
Earnings
--------
  Net earnings                                              $  162,455           $  251,234          $  162,560
  Taxes on income                                              106,100              155,300             108,100
                                                            ----------           ----------          ----------
  Earnings before taxes                                     $  268,555           $  406,534          $  270,660
                                                            ==========           ==========          ==========

Interest expense
----------------
  Customer accounts                                         $  903,312           $  950,299          $  697,157
  Borrowings                                                   563,869              370,044             237,629
                                                            ----------           ----------          ----------
    Total                                                   $1,467,181           $1,320,343          $  934,786
                                                            ==========           ==========          ==========
Rent expense
------------
  Total                                                     $   41,191           $   55,011          $   41,369
  1/3 thereof                                                   13,730               18,337              13,790

Capitalized interest                                        $        -           $      196          $      153
--------------------
Preferred stock dividends                                   $   18,761           $   25,015          $   18,761
-------------------------
Ratio of earnings to fixed charges
----------------------------------
  and preferred stock dividends
  -----------------------------
  Excluding customer accounts
  ---------------------------
    Earnings before fixed charges                           $  846,154           $  794,875          $  522,079
    Fixed charges                                              608,613              429,015             282,809
    Ratio                                                         1.39                 1.85                1.85

  Including customer accounts
  ---------------------------
    Earnings before fixed charges                           $1,749,466           $1,745,174          $1,219,236
    Fixed charges                                            1,511,925            1,379,314             979,966
    Ratio                                                         1.16                 1.27                1.24

Ratio of earnings to fixed charges
----------------------------------
  Excluding customer accounts
  ---------------------------
    Earnings before fixed charges                           $  846,154           $  794,875          $  522,079
    Fixed charges                                              577,599              388,537             251,572
    Ratio                                                         1.46                 2.05                2.08

  Including customer accounts
  ---------------------------
    Earnings before fixed charges                           $1,749,466           $1,745,174          $1,219,236
    Fixed charges                                            1,480,911            1,338,836             948,729
    Ratio                                                         1.18                 1.30                1.29
/TABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
a.  Exhibits
    --------
 4.1 The Company has outstanding certain long-term debt as set forth in Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The Company agrees to furnish copies of the instruments representing its long-term debt to the Securities and Exchange Commission (the "SEC") upon request.

10.1 Amendment to Nonqualified Stock Option Agreement with James F. Montgomery dated February 26, 1991

10.2 Amendment to Nonqualified Stock Option Agreement with James F. Montgomery dated January 25, 1994

10.3 Amendment to Nonqualified Stock Option Agreement with James F. Montgomery dated December 12, 1994

10.4 General Provisions Applicable to Performance Restricted Stock Award Granted Under the Great Western Financial Corporation 1988 Stock Option and Incentive Plan, as Amended, to James F. Montgomery (Revised Effective December 28, 1995)

10.5    Supplemental Executive Retirement Plan as amended through July 25, 1995.

10.6 Employment Agreement between the Company and A. William Schenck III dated as of July 31, 1995.

11.1   Statement re computation of per share earnings.

27.1   Financial Data Schedule


b.  Reports on Form 8-K
    -------------------

 No reports on Form 8-K were filed during the quarter for which this report is filed.

                                                 SIGNATURES
                                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










GREAT WESTERN FINANCIAL CORPORATION
-----------------------------------
Registrant






/s/Carl F. Geuther
-----------------------------------
Carl F. Geuther
Executive Vice President and Chief
Financial Officer





/s/Barry R. Barkley
-----------------------------------
Barry R. Barkley
Senior Vice President and
Controller











DATE:  November 10, 1995

                     GREAT WESTERN FINANCIAL CORPORATION

                                EXHIBIT INDEX

                             September 30, 1995




Exhibit                                                                Page
Number                                                                 Number
-------                                                                ------
10.1     Amendment to Nonqualified Stock Option Agreement
         dated February 26, 1991                                          40

10.2     Amendment to Nonqualified Stock Option Agreement
         dated January 25, 1994                                           42

10.3     Amendment to Nonqualified Stock Option Agreement
         dated December 12, 1994                                          44

10.4     General Provisions Applicable to Performance
         Restricted Stock Award                                           46

10.5     Supplemental Executive Retirement Plan as amended
         through July 25, 1995                                            57

10.6     Employment Agreements between the Company and
         A. William Schenck III dated as of July 31, 1995                 95

11.1     Statement re computation of per share earnings                  128

27.1     Financial Data Schedule                                         129