Form 10-K
period 1995-12-31
GREAT WESTERN FINANCIAL CORP
filed 1996-03-15
CIK 43512

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549 - 1004
                                 FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1995

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

8 1/4 % Trust Originated               New York Stock Exchange
Preferred Securities of
Great Western Financial Trust I

Securities registered pursuant to Section 12(g) of the Act:  None

                                (Continued)

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549-1004
                                 FORM 10-K


            ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996: $3,119,678,135

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 29, 1996: 137,153,873


DOCUMENTS INCORPORATED BY REFERENCE:

Part III  - Portions of Proxy Statement for Annual Meeting of
            Stockholders, April 23, 1996.

                    GREAT WESTERN FINANCIAL CORPORATION
                        1995 FORM 10-K ANNUAL REPORT
                              TABLE OF CONTENTS


                                                                      Page
                                                                      ----
                                  Part I

Item 1.  Business....................................................    4
Item 2.  Properties..................................................   26
Item 3.  Legal Proceedings...........................................   26
Item 4.  Submission of Matters to a Vote of Security Holders.........   26

                                 Part II

Item 5.  Market for the Registrant's Common Equity
           and Related Stockholder Matters...........................   26
Item 6.  Selected Financial Data.....................................   27
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............   28
Item 8.  Financial Statements and Supplementary Data.................   28
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure....................  105

                                 Part III

Item 10. Directors and Executive Officers of the Registrant..........  105
Item 11. Executive Compensation......................................  105
Item 12. Security Ownership of Certain Beneficial
           Owners and Management.....................................  105
Item 13. Certain Relationships and Related Transactions..............  105

                                  Part IV

Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K...................................  105

PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      Great Western Financial Corporation ("GWFC", "Great Western" or "the Company"), with consolidated assets of approximately $44.6 billion, is a savings and loan holding company organized in 1955 under the laws of the state of Delaware. The principal assets of the Company are the capital stock of Great Western Bank, a Federal Savings Bank ("GWB", "Great Western Bank" or "the Bank") and Aristar, Inc. ("Aristar"). GWB is a federally chartered stock savings bank and conducts most of its retail banking through 418 offices located in California and Florida. Real estate lending operations are conducted directly by the Bank or by direct subsidiaries through 261 offices in 23 states with concentration in California, Florida, Texas and Washington. Directly or through its subsidiaries, the Bank also engages in consumer finance, mortgage banking, and other related financial services. Aristar conducts consumer finance operations through 528 offices in 24 states, most of which operate principally under the names Blazer Financial Services or City Finance Company and provide direct installment loans and related credit insurance services and purchase retail installment contracts. For financial information concerning the Company's three principal lines of business, see Segment Data in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues on an unconsolidated basis has been dividends, interest and management fees from GWB. Various statutory and regulatory restrictions and tax considerations, however, can limit, directly or indirectly, the amounts that may be paid by the Bank to GWFC. Dividends from Aristar continue to be a source of revenue to the Company. For a discussion of dividend restrictions, see "Regulation - Capital Requirements", "Capital Distributions by GWB" and "Restrictions on Transactions with Affiliates".

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

                       ACQUISITIONS AND DISPOSITIONS

      GWFC is, from time to time, engaged in discussions with other financial institutions of various sizes in various locations throughout the United States and with governmental agencies regarding mergers, acquisitions or dispositions. No assurance can be given that GWFC will complete any particular transaction.

      Additional information on specific acquisitions is summarized in Note 2 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".


                              INTEREST SPREAD

      GWFC's core operating results depend primarily on the spread between the income the Bank and Aristar receive from interest earning assets and their costs of funds. The Bank now competes with commercial banks and other financial intermediaries for funds in a deregulated environment. For additional information see "Lending" and "Customer Accounts" below.

      The composition of the interest spread is shown in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      The following table shows the components of the change in net interest income for the years ended December 31, 1995, 1994 and 1993 that are included in the Consolidated Statement of Operations in Item 8, "Financial Statements and Supplementary Data".

                                           Year Ended December 31
                               ---------------------------------------------
(Dollars in millions)          1995 vs. 1994   1994 vs. 1993   1993 vs. 1992
                               -------------   -------------   -------------
Mortgage-backed securities
  Rate (1)                         $  66           $ (14)          $ (47)
  Volume (2)                         332             113             (33)
  Rate/Volume (3)                     79              (9)              6
                                   -----           -----           -----
                                     477              90             (74)
                                   -----           -----           -----
Real estate loans (4)
  Rate (1)                           176             (65)           (327)
  Volume (2)                         (96)            (65)             31
  Rate/Volume (3)                     (9)              2              (4)
                                   -----           -----           -----
                                      71            (128)           (300)
                                   -----           -----           -----
Consumer loans (4)
  Rate (1)                           (13)             (7)            (17)
  Volume (2)                          39               -             (15)
  Rate/Volume (3)                     (1)              -               1
                                   -----           -----           -----
                                      25              (7)            (31)
                                   -----           -----           -----
Securities and other
  Rate (1)                            10             (19)              8
  Volume (2)                          23              17             (12)
  Rate/Volume (3)                      3              (4)             (1)
                                   -----           -----           -----
                                      36              (6)             (5)
                                   -----           -----           -----
Interest earning assets
  Rate                               239            (105)           (383)
  Volume                             298              65             (29)
  Rate/Volume                         72             (11)              2
                                   -----           -----           -----
                                     609             (51)           (410)
                                   -----           -----           -----
Customer accounts
  Rate (1)                           307             (23)           (325)
  Volume (2)                         (31)             35             (92)
  Rate/Volume (3)                     (9)             (1)             22
                                   -----           -----           -----
                                     267              11            (395)
                                   -----           -----           -----
Borrowings
  Rate (1)                           (10)              8             (71)
  Volume (2)                         383              (9)            121
  Rate/Volume (3)                    (11)              -             (26)
                                   -----           -----           -----
                                     362              (1)             24
                                   -----           -----           -----
Interest bearing liabilities
  Rate                               297             (15)           (396)
  Volume                             352              26              29
  Rate/Volume                        (20)             (1)             (4)
                                   -----           -----           -----
                                     629              10            (371)
                                   -----           -----           -----
Change in net interest income      $ (20)          $ (61)          $ (39)
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


                                    LENDING

      A summary of GWFC's lending activities is set forth on pages 100 and 101, titled Loan Analysis in Item 8, "Financial Statements and Supplementary Data".

      The Bank originates loans on existing residential property through district sales offices which utilize mortgage loan consultants who are compensated principally on a commission basis. The Bank has also developed alternative sources of loan origination which include wholesale brokers and a network of correspondent relationships in which the Bank purchases loans originated by unaffiliated mortgage lenders. Loans originated by third parties must meet the same underwriting standards used by the Bank in its own lending. In 1995, third party origination sources produced more than $2.2 billion in new loan volume compared with $1.3 billion in 1994. The value of the property as security for a loan is determined by qualified real estate appraisers. The Bank requires title insurance equal to the amount of the loan and fire and extended coverage insurance at least equal to the lesser of full replacement value or the loan amount on all real estate which it finances subject to any limitations imposed by state law.

      Adjustable rate mortgages ("ARMs") represent the principal real estate loan investment of the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      Many ARMs have annual percentage limits on the maximum amount of interest change. In most cases, the interest rate charged on ARMs is lower in the introductory period, generally three months, than the rate which is charged thereafter and which is based on relevant indices. A significant portion of the ARM portfolio is subject to lifetime maximum interest rates ("caps") and minimum interest rates ("floors") as well as periodic interest-rate caps. ARMs which had reached their periodic cap rate totaled $775 million, or 2.9 percent of the adjustable rate loan portfolio at December 31, 1995. Periodic interest-rate caps are generally in effect for three years. ARMs which had reached their floors totaled $229 million, or .86 percent of the adjustable rate loan portfolio, at December 31, 1995 and $4.9 billion, or 19.3 percent, at December 31, 1994.

      Payments generally are adjusted annually and, during certain intervals, negative amortization ("deferred interest") may occur. Amounts added to ARM loan balances as a result of deferred interest were $62 million, or .23 percent of such balances, in 1995, and $16 million, or .06 percent of such balances, in 1994.

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

      As of December 31, 1995 the contractual maturities of all loans and mortgage-backed securities were as follows:

                                                 Mortgage-backed
                              Real Estate Loans     Securities
                              -----------------  ---------------
                                          Fixed            Fixed
(Dollars in millions)           ARM       Rate     ARM      Rate   Consumer   Total
                              -------   -------  --------  -----   --------  -------
One year or less              $   418    $   43  $  120     $232     $  823  $ 1,636
Over one to two years             677        39     128       71        576    1,491
Over two to three years           669        51     136       23        417    1,296
Over three to five years        1,139       147     299       37        171    1,793
Over five to ten years          3,383       396     921      101        489    5,290
Over ten to fifteen years       4,267       108   1,242       51        157    5,825
Over fifteen years             16,133       234   6,449       14          1   22,831
                              -------    ------  ------     ----     ------  -------
                              $26,686    $1,018  $9,295     $529     $2,634  $40,162
                              =======    ======  ======     ====     ======  =======



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

      Federal savings associations are authorized to invest up to 400 percent of their capital in loans secured by nonresidential real property. GWB's loans secured by nonresidential real property at December 31, 1995 represented approximately 51 percent of its capital, or 13 percent of the maximum allowable investment. In addition, federal savings associations may also make secured and unsecured loans for commercial, corporate, business or agricultural purposes in a total amount of not more than 10 percent of the savings association's assets. The Bank does not engage in this type of lending.

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

      Delinquencies of single-family real estate loans increased in 1995 compared with 1994, due to inflows of newly delinquent single-family residential loans resulting from continuing weaknesses in the Southern California economy.

      Information regarding nonperforming assets, valuation reserves and loss provisions is presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 5 and 7 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".


                           INVESTMENT ACTIVITIES

      Income from securities and other short-term investments generally provides the largest source of interest income for GWFC after interest on mortgages and consumer loans. The Bank is required to maintain a specified minimum amount of liquid assets which may be invested in securities specified by regulations as qualifying liquidity. Liquidity in excess of legal requirements at December 31, 1995 was $215 million. Substantially all security investments are of investment grade.

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


                                BORROWINGS

      Borrowings increased $1.3 billion in 1995 to fund asset growth. The Company utilized securities sold under agreements to repurchase as a major source of funds in 1995. In addition, the Company issued $100 million of trust originated preferred securities in 1995, through a wholly-owned grantor trust, Great Western Financial Trust I. GWB borrows funds from many sources, including the FHLBank of San Francisco. At December 31, 1995, GWB had excess borrowing capacity with the FHLBank of $10.6 billion. In addition, both GWB and Aristar have issued commercial paper, medium-term notes and have entered into various borrowing agreements.

      In June 1995, Fitch Investors Service ("Fitch") increased its rating on GWFC's senior debt to A- and preferred depositary shares to BBB. Fitch also increased GWB's ratings on senior debt to A, subordinated debt to A- and commercial paper to F-1.

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


                                 INFLATION

      While inflation has declined significantly during the past several years, the Company recognizes the adverse effects that inflation could bring to its financial position and operations and consequently monitors its effects closely.


                           CAUTIONARY STATEMENTS

      The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results to differ materially from those expressed or implied in any forward looking statement made herein or elsewhere by the Company or its directors, officers or employees. The Company intends to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.


Adequacy of Allowance for Loan and Real Estate Losses

      The Company regularly reviews its assets to determine that each category is reasonably valued. In this review process, it monitors the loss exposure relating to nonperforming assets, assets adversely classified for regulatory purposes, delinquency trends and the market environment to identify potential problems.

      The Company assesses the status of general loss reserves on real estate and consumer loans based upon expected future economic conditions and its current loss experience as applied to the loan portfolio, including loans that are delinquent or, in the case of real estate loans, adversely classified because of declining collateral values. The amount of the Company's general loss reserve represents management's estimate of the amount of real estate loan losses likely to be incurred by the Company, based upon various assumptions as to future interest rate environments, economic trends and other conditions. As such, the general loss reserve does not represent the amount of such losses that could be incurred under adverse conditions that management does not consider to be the most likely to arise. In addition, management's classification of assets and evaluation of the adequacy of the general loss reserve is an ongoing process. Consequently, there can be no assurance that material additions to the Company's general loss reserve will not be necessary, thereby adversely affecting earnings.
In addition, regulatory agencies, as an integral part of the examination process, periodically review the adequacy of the Company's loss reserves. Regulatory examiners may require the Company to make additions to the loss reserve based upon their judgment of the information available to them at the time of their examination. While management believes that the current general loss reserve is adequate to absorb the known and inherent risks in the real estate loan portfolio, no assurances can be given that economic conditions which may adversely affect the Company's market area or that adverse regulatory action or other circumstances will not result in future loan losses which may not be covered completely by the current allowance or may require an increased provision which could have an adverse effect on the Company's financial condition and results of operations. Significant additional loan and real estate loss provisions could negatively impact the Company's future results of operations and the levels of required regulatory capital.

Economic Conditions in the Company's Market Area

      The Company's business is subject to changes in local economic and business conditions. The economic environment and real estate market in California, especially Southern California, have suffered from the effects of a prolonged recession that has adversely affected the ability of certain borrowers of the Company to meet their obligations to the Company. The recession in California has been characterized by, among other things, high levels of unemployment, declining real estate activity, declining real estate values, and slowing sales of new single family residential properties. While the California economy has recently exhibited positive trends in selected areas, a worsening of economic conditions in the State could have an adverse effect on the Company's business, including reducing demand for new financing and increasing nonperforming assets and real estate loan losses.

Insurance Premium Assessments and Proposed Legislation

      On November 14, 1995, the FDIC announced that it would reduce the deposit insurance premiums paid by most banks and keep existing assessment rates intact for savings associations. Under the new rate structure, most banks will have essentially no deposit premium assessments as of January 1996. Deposit insurance premiums for the Savings Association Insurance Fund ("SAIF") members remain at their current levels (23 basis points for institutions in the lowest risk category). Accordingly, in the absence of future legislative action, SAIF members such as GWB will be competitively disadvantaged by the resulting premium differential.

      Legislation presently being considered by Congress, if adopted into law, would recapitalize the SAIF fund to the required level of 1.25% of insured deposits by levying a one-time assessment of roughly $.85 per $100 of domestic deposits held by SAIF-insured institutions. If the assessment is made at the proposed rate, the effect on GWB would be a pretax charge of approximately $250 million, or $150 million after tax.

      In light of the different proposals currently under consideration and the uncertainty of the legislative process, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on GWB. A significant continuing disparity between SAIF and the Bank Insurance Fund ("BIF") insurance premiums or a significant one-time assessment to recapitalize the SAIF fund would likely have an adverse effect on the financial condition and results of operations of GWB and the Company.

Fluctuations in Interest Rates

      Prevailing economic conditions, particularly changes in market interest rates, as well as governmental policies and regulations concerning, among other things, monetary and fiscal affairs, significantly affect interest rates and a savings institution's net interest income. The results of operations of GWB depend to a large extent on net interest income, which is the differential between interest GWB receives from its loans, securities and other interest earning assets and the interest expense the bank pays on its deposits and other interest bearing liabilities. GWB is subject to risk from fluctuations of interest rates to the extent its interest bearing liabilities mature or reprice at different times or on a different basis than its interest earning assets.

Significant Regulation

      The financial institutions industry, including the Company and GWB, is subject to significant regulation which has materially affected the financial institutions industry in the past and will likely do so in the future. Such regulations may be changed at any time, and the interpretation of the relevant law and regulation is also subject to change by the authorities who examine financial institutions and their holding companies and interpret those laws and regulations. There can be no assurance that any present or future changes in the laws or regulations or in their interpretation will not adversely affect the Company or GWB.

Restrictions on Distributions

      OTS regulations impose certain limitations on capital distributions by savings institutions, including the payment of cash dividends. The regulations establish guidelines for categorizing institutions into three tiers for purposes of determining eligibility to make distributions. These tiers are based primarily on the institution's capital levels but also relate to an institution's supervisory status with the OTS. Under these guidelines, the ability to pay cash dividends is increasingly limited as an institution's capital position, earnings and supervisory status worsens. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the guidelines, if the OTS determines that such a distribution would constitute an unsafe or unsound practice. Also, certain tax considerations limit the amount of dividends GWB would otherwise be able to pay. See "Regulation - Capital Distributions by GWB."

Environmental Risks

      Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous substances on, under or in such property. In addition, any person or entity who arranges for the disposal or treatment of hazardous substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Such laws and regulations often impose liability regardless of fault and liability has been interpreted to be joint and several unless the harm is devisable and there is a reasonable basis for allocation of responsibility. Pursuant to these laws and regulations, under certain circumstances, a lender may become liable for the environmental liabilities in connection with its borrower's properties if, among other things, it either forecloses or participates in the management of its borrower's operations or hazardous substance handling or disposal practices. Although the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and certain state counterparts provide exemptions for secured lenders, the scope of such exemptions is limited and rules issued by the Environmental Protection Agency clarifying such exemption have been held inapplicable in private party cost recovery actions. In addition, such laws impose a statutory lien, which may be prior to GWB's interest securing a loan, for certain costs incurred in connection with the removal or remediation of hazardous substances. Other laws and regulations may also require the removal or remediation of hazardous substances located on a property before such property may be sold or transferred.

      If certain properties securing GWB loans and properties GWB has foreclosed upon are found to be environmentally contaminated or contain hazardous substances, including building materials containing asbestos or lead, GWB may be required to remove or remediate such contamination or hazardous substances. Although there can be no assurances that the costs of any required removal or remediation or related liabilities on these properties or any other properties would not be material and substantially exceed the value of the affected properties or the loans secured by the properties or that GWB's ability to sell any foreclosed property would not be adversely affected, management is not aware of any environmental liability relating to these properties that it believes would have a material adverse effect on its business or results of operations.

Competition

      The Company faces substantial competition for loans and deposits throughout its market areas. The Company competes on a daily basis with commercial banks, other savings institutions, thrift and loans, credit unions, finance companies, retail investment brokerage firms, mortgage banks, money market and mutual funds and other investment alternatives, and other financial intermediaries.


                                REGULATION

Holding Company Regulation

      General The Company is a savings and loan holding company as a result of its control of GWB. As such, it is subject to regulation, supervision, and examination by, and the reporting requirements of, the OTS and is governed by the savings and loan holding company provisions of the Home Owners' Loan Act.

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

Regulation of Subsidiaries

      General Deposits in GWB and the Company's industrial banks are separately insured by the FDIC up to $100,000 and those institutions are regulated by the FDIC. GWB is a federally chartered savings association which is also regulated by the OTS. The industrial banks are state chartered institutions which are regulated by state authorities in addition to being regulated by the FDIC. State laws specify the investments which these state institutions may make and the activities in which they may engage. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), however, insured state banks may not engage in activities not permissible for national banks unless the FDIC determines the activity will pose no significant risk to the insurance fund and the bank complies with applicable capital standards.

      The Company's consumer finance subsidiaries are governed by state and federal laws. Federal laws relate primarily to fair credit practice matters. State laws set out applicable licensing requirements, provide for periodic examinations and establish maximum finance charges on credit extensions.

      The Company's insurance subsidiaries are governed by state law and the Company's securities brokerage and investment advisory subsidiaries are governed by federal and state laws relating to their operation, registration, capital and other matters. The Company's securities brokerage subsidiary is required to conduct its activities in compliance with the interagency guidelines of the federal bank and thrift regulators on retail sales of uninsured, nondeposit investment products by federally insured financial institutions. The interagency guidelines require that, among other things, customers are fully informed that investment products are not insured, are not deposits of or guaranteed by GWB and involve investment risk including the potential loss of principal.

      Qualified Thrift Lender FDICIA imposes revised requirements for qualification as a qualified thrift lender ("QTL"). The test requires that 65 percent of a savings association's "portfolio assets" (all assets except goodwill, intangibles, property used to conduct the thrift's business and certain liquid assets up to 20 percent of assets) consist of "qualified thrift investments" (including, subject to certain limits, residential mortgage and construction loans, home improvement and repair loans, mortgage-backed securities, home equity loans, FHLBank stock, Federal Savings and Loan Insurance Corporation ("FSLIC"), FDIC, and Resolution Trust Corporation ("RTC") obligations, Residential Funding Corporation obligations, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation stock, consumer loans, certain small business loans and loans to construct or purchase or maintain churches, schools, nursing homes and hospitals, investments in residential housing-oriented service corporations, and 50 percent of mortgages originated and sold within 90 days). At December 31, 1995, the asset composition of GWB was substantially in excess of that required to qualify it to meet the QTL test.

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

      Deposit Insurance The FDIC maintains two separate funds - the BIF, which insures the deposits of the industrial banks (the "Company's BIF-insured institutions"), and the SAIF which insures the deposits of GWB.

      The FDIC has adopted a new BIF assessment schedule which virtually eliminates the BIF deposit insurance premium assessment in the first half of 1996 for most banks, as the BIF has exceeded the required level of 1.25 percent of insured deposits. At the same time the FDIC has continued the current SAIF assessment schedule of premiums which range from 23 cents per $100 of domestic deposits to 31 cents per $100 of domestic deposits, depending on risk classification, because it is expected that the SAIF reserves will not reach the required level for a number of years absent Congressional action to provide additional funding. Such a deposit insurance premium disparity could place SAIF-insured institutions, such as GWB, at a competitive disadvantage with commercial banks and other BIF-insured institutions. GWB's current assessment rate is 23 cents per $100 of domestic SAIF-insured deposits. A small portion ($455 million or 1.6 percent) of GWB's deposits are insured by the BIF.

      Bills passed by both houses of Congress would have recapitalized the SAIF to the required level of 1.25 percent of insured deposits by levying a one time assessment of roughly 85 cents per $100 of domestic deposits held by SAIF-insured institutions. While the bills were vetoed by President Clinton, their provisions could be attached to other fiscal measures or become the subject of separate legislation in 1996. If such legislation is approved and the assessment is made at the proposed rate, the effect on GWB would be a pretax charge of approximately $250 million, or $150 million after tax. Upon recapitalization of the SAIF, it would be expected that the SAIF deposit insurance premiums would be reduced from their current level.

      On March 1, 1995, GWFC submitted applications to federal bank regulators seeking the creation of two new national banks in California and Florida in the effort to reduce the competitive disadvantage which could be caused by a deposit insurance premium disparity. Both of the proposed national banks would be insured by the Federal Deposit Insurance Corporation through the BIF and would allow the Company to offer a wide variety of banking products and services to its present and future customers. GWFC would also be required to file an application with the Federal Reserve to become a bank holding company. If the applications are approved, GWFC would operate the banks at existing branch locations and it is anticipated that a portion of GWB's present deposit base would voluntarily flow to the national banks. The bank applications are currently pending and require the approval of the Office of the Comptroller of the Currency and the FDIC. The bank holding company application would require the approval of the Federal Reserve Board.

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

      Capital Requirements   Capital standards applicable to savings
associations consist of three components - a leverage ratio requirement, a tangible capital requirement and a risk-based capital requirement. All three components are required by FIRREA to be no less stringent than the corresponding requirements applicable to national banks, except that the risk-based capital requirement for savings associations may deviate to reflect interest-rate risk or other risks if such deviations do not, in the aggregate, result in materially lower levels of capital being required of savings associations than would be required under the risk-based capital standards applicable to national banks.

      The capital regulations contain special capital rules affecting savings associations with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, an increasing portion of a savings association's investment in and extensions of credit to subsidiaries engaged in activities not permissible for a national bank are, with certain exceptions, deducted from the savings association's capital. At December 31, 1995, GWB's investments in and extensions of credit to such subsidiaries aggregated $30 million, all of which was deducted from capital at December 31, 1995.

      The leverage ratio requirement requires a savings association to maintain "core capital" of not less than 3 percent of adjusted total assets. As mentioned below, the OTS proposed, but has not yet adopted, a stricter standard which has become applicable to banks and under which banks are required to maintain a core capital ratio of at least 3 percent and up to 5 percent depending upon their condition and the rating they have received from the applicable regulatory body. Under the current standard, "core capital" generally includes common equity, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, less certain intangible assets (including goodwill), plus certain qualifying intangible assets. GWB's fully phased-in ratio at December 31, 1995 was 5.66 percent. The Bank had no qualifying supervisory goodwill.

      The tangible capital requirement requires a savings association to maintain "tangible capital" in an amount not less than 1.5 percent of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including qualifying supervisory goodwill), plus certain qualifying intangible assets. At December 31, 1995, GWB had a fully phased-in ratio of tangible capital to total adjusted assets of 5.66 percent.

      The risk-based capital requirements for savings associations are similar in many respects to the risk-based capital guidelines of the FRB, the Comptroller of the Currency and the FDIC. Among other things, the risk-based capital requirements provide that the capital ratio applicable to an asset will be adjusted to reflect the degree of credit risk associated with such asset and the asset base for computing a savings association's capital requirement will include off-balance-sheet assets. The regulations require savings associations to maintain capital equal to 8 percent of risk-weighted assets. A savings association's supplementary capital may be used to satisfy the risk-adjusted capital ratios only to the extent of that association's core capital. At December 31, 1995, GWB had a fully phased-in ratio of capital to risk-based assets of 11.81 percent.

      FDICIA requires the federal regulatory agencies to review the risk-based capital standards to ensure that they adequately address interest-rate risk, concentration of credit risk and risks from nontraditional activities. The OTS amended its risk-based capital rules to incorporate interest-rate risk requirements which require a savings association to hold additional capital if it is projected to experience an excessive decline in "net portfolio value" in the event interest rates increase or decrease by two percentage points. The additional capital required is equal to one-half of the amount by which any decline in net portfolio value exceeds 2 percent of the savings association's total net portfolio value. The standards are not yet in effect. However, GWB does not expect the interest-rate risk requirements to have a material impact on its required capital levels.

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

      Pursuant to FDICIA, the federal banking agencies have adopted regulations which establish a system of progressive constraints as capital levels decline at banks and savings associations. The "prompt corrective action" rules classify banks and savings associations into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized". Furthermore, FDICIA provides that under certain circumstances a federal banking agency may reclassify an institution to the next lower capital category based on supervisory information other than the capital levels of the institution. A savings association is deemed to be "well capitalized" if it: (a) has a risk-based capital ratio of 10 percent or greater; (b) has a ratio of core capital to risk-adjusted assets of 6 percent or greater; (c) has a ratio of core capital to adjusted total assets of 5 percent or greater; and (d) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A savings association is deemed to be "adequately capitalized" if it is not "well capitalized" and: (a) has a risk-based capital ratio of 8 percent or greater;
(b) has a ratio of core capital to risk-adjusted assets of 4 percent or greater; and (c) has a ratio of core capital to adjusted total assets of 4 percent or greater (except that certain associations rated "composite 1" under the OTS's CAMEL (Capital adequacy, Asset quality, Management, Earnings and Liquidity) rating system may be adequately capitalized if their ratio of core capital to adjusted total assets is 3 percent or greater). GWB believes that it met the requirements to be "well capitalized" under the regulations in effect as of December 31, 1995.

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

      As a condition of prior regulatory approval of certain transactions, the Company has provided federal regulators with a commitment to maintain the regulatory net worth of GWB at the minimum required amount and, if necessary, to infuse sufficient additional capital to maintain such level. See "Regulation - Capital Requirements".

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

      The Company's BIF-insured institutions are required to have risk-based capital of 8 percent of risk-weighted assets, based on the credit risk deemed inherent in institutions' assets, including certain off-balance-sheet assets. In addition, core capital must be 4 percent of risk-weighted assets. At December 31, 1995, the industrial banks exceeded the required ratios.

      Capital Distributions by GWB The Company is a legal entity separate and distinct from the Bank and the Company's other subsidiaries. The primary source of the Company's revenues on an unconsolidated basis has been dividends from GWB. Various regulatory and tax considerations, however, limit directly or indirectly the amount of dividends GWB can pay. Should GWB distribute dividends in excess of the amount of its available earnings and profits (as determined for federal income tax purposes), such excess would be subject to federal income tax. At December 31, 1995, the Bank had approximately $725 million of retained earnings available for the payment of dividends without adverse tax consequences. Dividend payments are further restricted by regulations as discussed below.

      The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations establish a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100 percent of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75 percent of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25 percent to 75 percent of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. Amendments to these rules have been proposed by the OTS to conform the rules to FDICIA requirements.
The Company   believes that GWB is a Tier 1 association as of December 31,
1995. Notwithstanding the foregoing, the regulatory authorities have broad discretion to prohibit any payment of dividends and take other actions if they determine that the payment of such dividends would constitute an unsafe or unsound practice. In addition, FDICIA prohibits dividends and other capital distributions if, following such distribution, the savings association would fall within one of three "undercapitalized" categories.
See "Regulation - Capital Requirements".

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

      In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". Based on the most recent CRA examination conducted in 1995, the Bank received a rating of "outstanding".

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

      Subsidiary Investment Limits The amount which a federal savings bank may invest in service corporations and subsidiaries (whether in equity or debt of such corporations) is limited to an amount equal to 3 percent of assets, provided investments in excess of 2 percent of assets serve certain community purposes. The service corporation investment limit (for savings associations like GWB which meet net worth and certain other requirements) is exclusive of an amount not to exceed 50 percent of net worth which may be invested in "conforming" (i.e., otherwise authorized) loans to service corporations. At December 31, 1995, GWB's aggregate investment in service corporations (exclusive of conforming loans of $21 million) was approximately
 .3 percent of its assets.

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

      Loans-to-One Borrower Limitations FIRREA conforms savings associations' loans-to-one borrower limitations to those applicable to national banks. The lending limits for national banks apply to all savings associations in the same manner and to the same extent as they now apply to national banks. The basic lending limit is 15 percent of the amount of Tier 1 and Tier 2 capital actually included in risk-based capital, plus the allowance for loan and lease losses not included in Tier 2 capital. It is not expected that this limitation will have any significant effect upon GWB's lending activities as currently conducted.

      Brokered Deposits A rule adopted by the FDIC permits only "well capitalized" institutions to obtain brokered deposits. "Adequately capitalized" institutions may obtain brokered deposits if they receive a waiver from the FDIC. The rule adopted by the FDIC also prohibits institutions which are not "well capitalized" from soliciting deposits at rates significantly higher than prevailing rates. GWB believes that it is a "well capitalized" institution at December 31, 1995.

      Liquidity OTS regulations require savings associations to maintain for each calendar month an average daily balance of liquid assets (including cash and certain time deposits, bankers' acceptances, specified corporate obligations and specified United States government, state government and federal agency obligations) of not less than 5 percent of the average daily balance of its net withdrawable deposit accounts (the amount of all deposit accounts less the unpaid balance of all loans made on the security of such accounts) and borrowings payable on demand or in one year or less. This liquidity requirement may be changed from time to time by the OTS within the range of 4 percent to 10 percent. OTS regulations also require each savings association to maintain for each calendar month an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) at an amount not less than 1 percent of the average daily balance of its net withdrawable accounts plus such short-term debt during the preceding calendar month. At December 31, 1995, the liquidity ratio of GWB was 5.56 percent and its short-term liquidity ratio was 2.74 percent which was in compliance with these requirements.

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

      FIRREA required the FHLBanks to contribute a significant amount of their reserves and up to $300 million a year in annual earnings to fund the principal and a portion of the interest payable on bonds issued to fund the resolution of failed savings associations. In addition, the statute provides that each FHLBank must transfer a percentage of its annual net earnings to a specified affordable housing program. As a result of these requirements, it is anticipated that the FHLBanks will continue to pay reduced dividends with respect to their stock and that GWB will continue to receive reduced dividends on such stock in the foreseeable future. As of December 31, 1995, GWB held $341 million of FHLBank stock and received dividends in the amount of $16.5 million in 1995 with respect to such stock.

      Federal Reserve Board Regulations Pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980, the FRB adopted regulations that require depository institutions to maintain reserves against their transaction accounts and nonpersonal time deposits. In December 1990, the FRB eliminated the reserve requirement on nonpersonal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. At December 31, 1995, GWB's balances with the FRB totaled $153 million. The effect of this reserve requirement is to decrease an institution's available investment funds. The current reserve requirement on transaction accounts is 10 percent. Savings associations have authority to use various FRB services and to borrow from the Federal Reserve Bank's "discount window", but FRB regulations require them to exhaust all FHLBank sources before borrowing from a Federal Reserve Bank. In addition, FDICIA restricts the period during which discount advances may be outstanding to undercapitalized depository institutions. As a creditor and a financial institution, GWB is subject to additional regulations promulgated by the FRB, including, without limitation,

Regulation B (Equal Credit Opportunity Act), Regulation E (Electronic Funds Transfers Act), Regulation F (Interbank Liabilities), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act) and Regulation DD (Truth in Savings Act).

      Safety and Soundness Standards Pursuant to statutory requirements, the OTS has issued a rule that sets forth guidelines, rather than a regulation, in the areas of excessive compensation, internal controls, information systems, documentation, credit underwriting, interest risk exposure, asset growth and compliance with laws and regulations. Under the excessive compensation standard, the OTS will analyze a person's compensation history, post-employment benefits, the financial condition of the institution, compensation practices at comparable institutions and other relevant information. The final rule authorizes, rather than requires, the OTS to seek a compliance plan from institutions failing to meet the safety and soundness guidelines. In addition to the final rule on safety and soundness, the OTS has proposed asset quality and earnings standards that would require monitoring and reporting systems to identify emerging problems and corrective actions to resolve them.

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

      Classification of Assets Savings associations are required to classify their assets on a regular basis, to establish allowances for losses and report the results of such classification quarterly to the OTS. For additional information see Note 1 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".

      With respect to classified assets, if the OTS concludes that additional assets should be classified or that the valuation allowances established by the savings association are inadequate, the examiner may determine, subject to review by the savings association's Regional Director, the need for and extent of additional classification or any increase necessary in the savings association's general or specific valuation allowances.

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

      The federal banking agencies, including the OTS, have issued an interagency policy statement on the allowance for loan and lease losses (the "Policy Statement"). The Policy Statement requires that federally-insured depository institutions maintain an allowance for loan and lease losses ("ALLL") adequate to absorb credit losses associated with the loan and lease portfolio, including all binding commitments to lend. Given the appropriate facts and circumstances as of the evaluation date, the Policy Statement defines an adequate ALLL as a level that is no less than the sum of (1) for loans and leases classified as substandard or doubtful, credit losses over the remaining effective lives of such loans and leases; (2) for loans and leases that are not classified, all estimated credit losses forecasted for the upcoming 12 months; and (3) amounts for estimated losses from transfer risk on international loans. Additionally, an adequate level of ALLL should reflect an additional margin for imprecision inherent in most estimates of expected credit losses.

      The Policy Statement also provides guidance to examiners in evaluating the adequacy of the ALLL. Among other things, the Policy Statement directs examiners to check the reasonableness of ALLL methodology by comparing the reported ALLL against the sum of (1) 50 percent of the portfolio that is classified doubtful, (2) 15 percent of the portfolio that is classified substandard; and (3) for the portions of the portfolio that have not been classified (including those loans and leases designated special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date (based on the institution's average annual rate of net charge-offs experienced over the previous two or three years on similar loans and leases, adjusted for current conditions and trends).

      The Policy Statement specifies that the amount of ALLL determined by the sum of the amounts above is neither a floor nor a "safe harbor".
However, it is expected that examiners will review a shortfall relative to this amount as indicating a need to more closely review management's analysis to determine whether it is reasonable, supported by the weight of reliable evidence and that all relevant factors have been appropriately considered.


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

      The Budget Reconciliation Bill, which was vetoed by President Clinton, included provisions that would have eliminated the deduction for additions to tax bad debt reserves and repealed the requirement to recapture tax bad debt reserves into income upon conversion to a commercial bank or loss of tax status as a savings association to the extent that the reserves do not exceed a base year amount (generally the balance of tax bad debt reserves as of December 31, 1987) under certain circumstances. The Bank's existing tax bad debt reserve balance as of December 31, 1995, of $724,488,000 does not exceed its base year amount. The Company cannot predict whether legislation similar to that vetoed will be enacted.

      In 1995, GWB paid dividends totaling $71 million to GWFC. Future dividends by GWB are subject to certain tax restrictions in addition to regulatory and other considerations. Retained earnings that have not been subject to federal income tax, because of the above bad debt deduction, are not available for dividends or any other distribution, including one made on dissolution or liquidation, without the payment of federal income taxes. Further, at December 31, 1995, GWB's limitations on capital distributions would have restricted the payment of dividends before untaxed retained earnings were reached.

      Notes 1, 15, and 17 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data", present the accounting implications for income taxes.

                                 EMPLOYEES

      GWFC employed 14,393 persons at December 31, 1995. Employees are not represented by a union or collective bargaining group and GWFC considers its employee relations to be satisfactory. Employees are provided retirement, savings incentive and other benefits, including life, health and accident and hospital insurance.


ITEM 2.  PROPERTIES

      The executive offices of both GWFC and GWB are located in the home office building owned by GWB at 9200 Oakdale Avenue, Chatsworth, California. GWFC owns approximately 41 percent of the 6.1 million square feet in which its headquarters, administrative and branch offices are located throughout several states, including California and Florida.

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

      (a)  Market and market prices of the common stock - page 104

      (b)  Approximate number of common security holders - page 104

      (c)  Common stock dividend history and restrictions - page 104

      (d)  Common stock dividend policy - pages 44, 45, 82 and 83

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

(Dollars in thousands, except per share)    1995          1994          1993          1992          1991
Summary of Operations                    -----------   -----------   -----------   -----------   -----------

Interest income                          $ 3,238,711   $ 2,629,718   $ 2,680,784   $ 3,091,093   $ 3,718,796
Interest expense                           1,936,582     1,307,448     1,297,930     1,668,731     2,453,540
                                         -----------   -----------   -----------   -----------   -----------
Net interest income                        1,302,129     1,322,270     1,382,854     1,422,362     1,265,256
Provision for loan losses                    187,700       207,200       463,000       420,000       149,900
                                         -----------   -----------   -----------   -----------   -----------
Net interest income after
  provision for loan losses                1,114,429     1,115,070       919,854     1,002,362     1,115,356
Other income                                 327,668       367,897       327,855       282,131       257,582
Noninterest expense                        1,019,975     1,076,433     1,155,662     1,188,981       867,508
                                         -----------   -----------   -----------   -----------   -----------
Earnings before taxes on income              422,122       406,534        92,047        95,512       505,430
Federal and state taxes on income            161,100       155,300        30,000        41,600       207,300
Accounting changes                                 -             -             -        31,094             -
                                         -----------   -----------   -----------   -----------   -----------
Net earnings                             $   261,022   $   251,234   $    62,047   $    85,006   $   298,130
                                         ===========   ===========   ===========   ===========   ===========
Summary of Financial Condition
Cash and securities                      $ 2,186,876   $ 2,065,660   $ 1,846,780   $ 1,660,485   $ 1,397,529
Loans receivable and mortgage-backed
  securities                              39,690,790    37,647,975    33,850,799    33,752,661    35,115,730
Real estate                                  217,112       256,967       434,077     1,153,383     1,123,043
Other assets                               2,491,986     2,247,655     2,216,704     1,872,657     1,963,326
                                         -----------   -----------   -----------   -----------   -----------
Total assets                             $44,586,764   $42,218,257   $38,348,360   $38,439,186   $39,599,628
                                         ===========   ===========   ===========   ===========   ===========

Customer accounts                        $29,234,928   $28,700,947   $31,531,563   $30,908,665   $30,570,368
Borrowings and debentures                 11,445,634    10,120,660     3,479,341     4,151,052     5,592,453
Other liabilities                          1,083,726       912,864       914,055       929,735     1,115,747
Stockholders' equity                       2,822,476     2,483,786     2,423,401     2,449,734     2,321,060
                                         -----------   -----------   -----------   -----------   -----------
Total liabilities and equity             $44,586,764   $42,218,257   $38,348,360   $38,439,186   $39,599,628
                                         ===========   ===========   ===========   ===========   ===========
Per Common Share Data
Fully diluted earnings                   $      1.71   $      1.69   $       .28   $       .53   $      2.24
Dividends                                        .92           .92           .92           .91           .87
Stock price - high                            27 1/8        20 7/8        20 3/8        19 3/4        20 7/8
            - low                                 16        15 3/8        15 5/8            13        11 1/4
Year-end closing price                        25 3/8            16            20        17 1/2            18
Stockholders' equity                           18.42         16.30         16.05         16.48         17.01
Tangible stockholders' equity                  16.06         13.59         12.80         14.01         14.37
Earnings rate of return on stockholders'
  equity                                       10.03%        10.35%         2.53%         3.50%        13.73%
Price earnings ratio                              15             9            71            33             8
Dividend rate of return                          3.6%          5.8%          4.6%          5.2%          4.8%
Dividend rate as a percent of earnings          53.8%         54.4%        328.6%        171.7%         38.8%

At Year End
Average equity to average assets                 5.9%          6.2%          6.5%          6.2%          5.5%
Return on average assets                         .59%          .65%          .16%          .22%          .75%
Number of common shares issued           137,279,331   134,315,592   132,616,172   130,814,018   128,875,761
Number of beneficial and record stockholders  51,178        52,633        55,469        42,332        33,662
Number of employees                           14,393        15,644        17,029        16,016        14,786
Number of offices                              1,207         1,210         1,180         1,101         1,095

/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Great Western reported consolidated net earnings of $261 million, or $1.71 per share, for 1995 compared with $251 million, or $1.69 per share, for 1994 and $62 million, or $.28 per share, for 1993. Earnings before taxes in 1995 were $422 million compared with $407 million in 1994 and $92 million in 1993. Earnings in 1994 included a $62.3 million pretax gain on the sale of 31 Florida West Coast retail banking branches. In addition, the Company wrote off approximately $11.7 million of intangibles in 1994 related to interstate banking access rights.

      Provisions for losses on loans and real estate in 1995 fell to $189 million, down from $219 million and $555 million in 1994 and 1993, respectively. The level of loan and real estate loss provisions in 1995 and 1994 reflects a slower rate of deterioration in the real estate market and a declining level of nonperforming real estate loans. Charge-offs of 1-4 unit residential loans ("single-family" or "SFR") increased $195 million in 1995 from $192 million in 1994 as a result of the continued weak Southern
California real estate market.   Provisions for loan losses in 1995 were
lower due to the reversal of previously established reserves on commercial and apartment loans. This segment of the portfolio experienced a significant decline in new nonperforming activity. Nonperforming assets declined from $846 million, or 1.98 percent of assets, at December 31, 1994 to $768 million, or 1.72 percent of assets, at December 31, 1995. The higher loss provisions on real estate loans and real estate in 1993 included $150 million related to four bulk sales of $659 million of troubled real estate assets completed in the second half of the year, in addition to the significant increases in SFR delinquencies.

      Net interest income for 1995 was $1.30 billion compared with $1.32 billion in 1994 and $1.38 billion in 1993. In 1995 and 1994, the decline in net interest income was attributed to a declining interest spread, which more than offset the increase in interest earning assets. The interest spread was compressed in the first half of 1995 as interest rates rose slightly, however during the second half of 1995, the interest spread began to benefit from declining interest rates. In a declining interest rate environment, borrowing costs fall more swiftly than rates charged on ARMs. Should interest rates continue to decrease, the interest spread may continue to increase, but may also be offset by earning asset declines.

      As a result of the lower provisions for losses in 1995 and 1994, the returns on average assets and average equity have improved from the level of the prior two years. The components of the ratio to average assets follow:

                                            Year Ended December 31
                                  ----------------------------------------
Ratio to Average Assets            1995     1994     1993     1992     1991
                                   ----     ----     ----     ----     ----

Net interest income                2.96%    3.40%    3.64%    3.66%    3.19%
Other income                        .74      .94      .86      .73      .65
Less:  Operating expenses         (2.21)   (2.53)   (2.60)   (2.37)   (2.05)
       Provisions for losses       (.43)    (.56)   (1.46)   (1.64)    (.43)
       Other expenses              (.10)    (.20)    (.20)    (.13)    (.09)
                                  -----    -----    -----    -----    -----
Income before taxes and
  accounting changes                .96     1.05      .24      .25     1.27
Taxes                              (.37)    (.40)    (.08)    (.11)    (.52)
Accounting changes                    -        -        -      .08        -
                                  -----    -----    -----    -----    -----
Return on average assets            .59%     .65%     .16%     .22%     .75%
                                  =====    =====    =====     ====    =====

Return on average equity          10.03%   10.35%    2.53%    3.50%   13.73%
                                  =====    =====    =====     ====    =====



      The following summarizes the contribution to net earnings from the principal business units:


                                                 Year Ended December 31
                                               --------------------------
(Dollars in millions)                          1995       1994       1993
                                               ----       ----       ----

Banking operations                             $197       $188        $ 5
Consumer finance operations                      64         63         57
                                               ----       ----        ---
                                               $261       $251        $62
                                               ====       ====        ===


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

      FAS 122 also requires that all capitalized mortgage servicing rights be measured for impairment. Impairment is measured by stratifying the underlying loans based on one or more predominant risk characteristics, including interest rate, product type and geographic area. Impairment is recognized through a valuation allowance.

      In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles. The adoption of FAS 121 did not have a material impact on the Company's financial statements. As a result of FAS 121, real estate available for development is recorded at the lower of cost or fair value. Real estate available for development was previously recorded at the lower of cost or net realizable value.

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

                          INTEREST EARNING ASSETS

      Interest earning assets primarily comprise mortgages, consumer finance loans and marketable securities. Average interest earning assets increased 13 percent in 1995 compared with an increase of 3 percent in 1994 and a decrease of 1 percent in 1993.

      ARMs on residential property continue to be the primary lending product. The demand for this product is a principal factor governing asset growth. The Federal Reserve Board increased interest rates in 1994 to curb inflationary concerns. As rates declined in 1995, the ARM became less popular with customers as the predominant mortgage product. ARMs comprised 83 percent of real estate loans originated in 1995 compared with 88 percent in 1994 and 62 percent in 1993. In the latter months of 1995, ARMs were approximately 68 percent of new loan originations. Loans originated at fixed rates, which comprised the remainder of the volume, were sold to others to minimize portfolio interest-rate risk. Also, as a result of the declining rate environment, the mortgage market transitioned from a purchase property market to a refinance market in 1995. Refinance activity comprised 37 percent of real estate lending in 1995 compared with 44 percent in 1994 and 64 percent in 1993. Late in 1995, refinance activity comprised 46 percent of real estate lending.

      To complement loan originations in 1994, the Company purchased mortgage-backed securities as part of a program designed to enhance interest earning assets' growth with low-credit-risk assets. These securities are tied to the cost of funds index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("FHLB") Cost of Funds Index ("COFI"). There were no purchases of mortgage-backed securities in 1995 compared with $1.5 billion in 1994 and $925 million in 1993. The 1994 purchases of adjustable rate securities had an average spread of 172 basis points over COFI, and were included in the Company's available-for-sale portfolio. During 1995, the Company swapped $2 billion of single-family residential ARM loans for mortgage-backed securities to provide collateral for borrowings compared with $5.5 billion in 1994. The majority of these securities are recorded in the Company's available-for-sale portfolio and are subject to full credit recourse.

      The mix of interest earning assets continued to reflect a declining percentage of apartment and commercial ("income-producing") loans. Income-producing loans were 7.2 percent of total interest earning assets at year-end 1995 compared with 7.8 percent at year-end 1994 and 9.5 percent at year-end 1993. This trend is the result of Great Western's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties. The SFR portfolio, combined with mortgage-backed securities, represented 83 percent of total interest earning assets at year-ends 1995 and 1994 and compared with 81 percent at year-end 1993. The following table shows the shift in the composition of interest earning assets:

                                                      December 31
                                     --------------------------------------------
                                      1995     1994      1993      1992      1991
                                     -----    -----     -----     -----     -----
Loans receivable
  Single-family                       59.1%    59.2%     71.7%     71.2%     70.4%
  Apartments                           3.9      4.3       5.1       5.4       5.7
  Commercial                           3.3      3.5       4.4       4.4       4.8
  Consumer                             6.3      6.1       6.2       6.6       6.6
                                     -----    -----     -----     -----     -----
                                      72.6     73.1      87.4      87.6      87.5
Mortgage-backed securities            23.5     23.5       8.9       8.9       9.7
Securities                             3.1      2.6       2.9       2.6       2.0
Investment in FHLB stock                .8       .8        .8        .9        .8
                                     -----    -----     -----     -----     -----
                                     100.0%   100.0%    100.0%    100.0%    100.0%
                                     =====    =====     =====     =====     =====



      The following table summarizes the real estate loan portfolio as of December 31, 1995 by security type and year of origination:


(Dollars in millions)             SFRs   Apartments   Commercial      Total
                               -------   ----------   ----------    -------
Year of Origination
1995                           $ 5,525       $   42       $   73    $ 5,640
1994                             3,356           44           52      3,452
1993                             2,802           49           96      2,947
1992                             1,952           48           39      2,039
1991                             1,681           30            9      1,720
Prior to 1991                    9,399        1,402        1,105     11,906
                               -------       ------       ------    -------
                               $24,715       $1,615       $1,374    $27,704
                               =======       ======       ======    =======



      The tables on pages 96, 101, and 102 in Item 8, "Financial Statements and Supplementary Data", present additional data on the interest earning asset portfolio.

                       INTEREST BEARING LIABILITIES

      Interest bearing liabilities comprise retail and wholesale customer accounts and borrowings.

      Customer accounts increased $534 million in 1995, or 2 percent of the beginning balance, compared with a decrease of $2.8 billion, or 9 percent, in 1994 and an increase of $623 million, or 2 percent, in 1993. The decrease in 1994 included the sale of $1 billion in retail deposits to First Union National Bank, offset by the acquisition of $52 million of deposits from Citibank, F.S.A. The 1993 increase included approximately $4.4 billion in retail deposits from acquisitions, primarily from the RTC. Since 1990, Great Western has concentrated on increasing transaction account balances while certificates of deposit declined and were not renewed in many instances because of lower interest rates. Borrowings increased $1.3 billion in 1995 and $6.6 billion in 1994. The increase in 1994 was to enable asset growth and to fund the Florida branch sale and customer account outflows.
Borrowings had declined in each of the prior three years. The following table shows the shift in interest bearing liabilities:


                                                   December 31
                                    -----------------------------------------
                                     1995     1994     1993     1992     1991
                                    -----    -----    -----    -----    -----

Customer accounts
  Retail accounts
    Term                             43.5%    41.5%    50.2%    50.1%    55.2%
    Transaction                      27.2     30.9     38.2     36.1     26.4
  Wholesale accounts                  1.2      1.5      1.7      2.0      2.9
                                    -----    -----    -----    -----    -----
                                     71.9     73.9     90.1     88.2     84.5
Borrowings                           28.1     26.1      9.9     11.8     15.5
                                    -----    -----    -----    -----    -----
                                    100.0%   100.0%   100.0%   100.0%   100.0%
                                    =====    =====    =====    =====    =====


      The following table shows the components of the change in customer account balances:


                                             Year Ended December 31
                              ---------------------------------------------------
(Dollars in millions)           1995      1994      1993      1992      1991
                              -------   -------   -------   -------   -------
Transaction
  Demand accounts             $   (85)  $   193   $   314   $   802   $   348
  Money market and other
    transaction accounts         (851)   (1,175)     (511)    1,301     1,564
Certificates of deposit         1,572      (843)   (3,179)   (3,657)   (2,645)
Wholesale accounts               (102)      (24)      (95)     (366)   (1,129)
                              -------   -------   -------   -------   -------
                                  534    (1,849)   (3,471)   (1,920)   (1,862)
Acquisitions (sales) of
  Florida deposits                  -    (1,034)        -     1,773     1,870
Acquisitions of California
  deposits                          -        52     4,420       469     2,080
Withdrawals of high-rate
  accounts included in
  acquisitions                      -         -         -         -    (1,055)
Other purchase and sale
  activity                          -         -      (326)       16      (112)
                              -------   -------   -------   -------   -------
                              $   534   $(2,831)  $   623   $   338   $   921
                              =======   =======   =======   =======   =======



      The Company concentrates its retail deposit-gathering activity in two states: California and Florida.

      Transaction accounts declined $936 million in 1995 compared with decreases of $982 million in 1994 and $197 million in 1993. Transaction accounts comprised 38 percent of total customer deposits at year-end 1995 compared with 42 percent at year-end 1994 and 43 percent at year-end 1993. These balances include 17 percent, 19 percent and 21 percent, respectively, in money market accounts in 1995, 1994 and 1993.

      Certificates of deposit increased $1.6 billion in 1995, compared with declines of $843 million and $3.2 billion in 1994 and 1993, respectively. As interest rates offered increased in 1994 and the first half of 1995, customers shifted from money market accounts. Certificates of deposit declined in 1993 due to the low interest rates offered on such accounts. A portion of the 1993 decrease in certificates of deposit was the withdrawal of $1.6 billion of deferred compensation accounts, which included $1.3 billion from the state of California.

      Wholesale accounts, which are able to be used as an alternative source of lendable funds, totaled $462 million at December 31, 1995 and have continued to run off during the past three years. The balance of wholesale accounts at year-end 1995 comprised 2 percent of total deposits. Wholesale accounts totaled $564 million at year-end 1994 and $588 million at year-end 1993. Wholesale account activity will fluctuate depending upon the need for funding sources for asset growth.

      Borrowings, other than customer accounts, totaled $11.4 billion at December 31, 1995 compared with $10.1 billion at December 31, 1994 and $3.5 billion at December 31, 1993. The Company increased reverse repurchase agreements $569 million in 1995 and $6.3 billion in 1994. Borrowings were not a significant factor in funding new lending during 1993 as a result of customer deposit acquisitions. At December 31, 1995, customer accounts comprised 72 percent of interest bearing liabilities, compared with 74 percent and 90 percent at year-ends 1994 and 1993, respectively.

      The tables on pages 97, 98 and 99 in Item 8, "Financial Statements and Supplementary Data" present a detailed composition of customer accounts and borrowings.


                  INTEREST SPREAD AND NET INTEREST INCOME

      Net interest income was $1.30 billion in 1995 compared with $1.32 billion in 1994 and $1.38 billion in 1993. For the year 1995, the interest spread was 3.00 percent compared with 3.50 percent for 1994 and 3.79 percent for 1993. Net interest income and the interest spread are the two primary measures of core earnings strength. The interest spread contracted in 1994 and the first half of 1995, as market rates rose sharply and the Company's margin was affected by the ARM repricing lag. During the second half of 1995, the interest spread began to benefit from declining interest rates, improving to 3.01 percent in the third quarter and 3.19 percent in the fourth quarter from a low of 2.83 percent in the second quarter of 1995.

      Great Western offers various adjustable rate mortgage products which are tied to: the COFI, the Federal Cost of Funds Index ("FCOFI"), the London Interbank Offered Rate ("LIBOR") Annual Monthly Average Index ("LAMA"), one year Treasury bills and the prime rate. The FCOFI is tied to two components of the federal government's cost of funds - the monthly average interest rate on all marketable Treasury bills and the monthly average interest rate on all marketable Treasury notes. In March 1995, the Company introduced a new product, the LAMA ARM. The LAMA ARM is indexed to a 12 month average of the

Federal National Mortgage Association ("FNMA") One Month LIBOR. Customer acceptance of a product depends upon the relationship of the index and initial offering rates. The interest differential over the appropriate index was approximately 18 to 19 basis points lower for FCOFI loans than COFI loans during 1995. The principal mortgage instrument for the last three years was the COFI ARM, however, the LAMA ARM has become the primary instrument in the second half of 1995. The majority of the LAMA ARM production in 1995 were a loans with a fixed interest rate during the first three or five years of the loan term.

      The composition of real estate loan originations by type was as follows:


                                          Year Ended December 31
                                         ------------------------
                                         1995      1994      1993
                                         ----      ----      ----
ARM
  COFI                                     56%       79%       48%
  LAMA                                     23         -         -
  FCOFI                                     1         1         9
  T-bill                                    1         6         2
  Other                                     2         2         3
                                          ---       ---       ---
    Total ARM                              83        88        62

Fixed rate                                 17        12        38
                                          ---       ---       ---
                                          100%      100%      100%
                                          ===       ===       ===


      The cost of funds of GWB relative to COFI, FCOFI and LAMA is shown as follows:

                                                                GWB Cost of
                                                               Funds Less Than
                         GWB Cost                           ---------------------
                         of Funds    COFI   FCOFI    LAMA   COFI    FCOFI    LAMA
                         --------    ----   -----    ----   ----    -----    ----
December 31, 1995           4.658%  5.059%  6.152%  5.940%  .401%   1.494%  1.282%
September 30, 1995          4.776   5.111   6.254   6.009   .335    1.478   1.233
June 30, 1995               4.815   5.179   6.352   5.782   .364    1.537    .967
March 31, 1995              4.580   5.007   6.336   5.402   .427    1.756    .822
December 31, 1994           4.019   4.589   5.971       -   .570    1.952       -
December 31, 1993           3.319   3.879   4.892       -   .560    1.573       -



      Both FCOFI and COFI ARMs lag changes in market rates by approximately two months. In a declining-rate environment, the cost of short-term liabilities will decrease ahead of the ARMs; whereas, in a rising-rate environment, net interest income and the interest spread decrease during the lag period. The repricing lag on COFI, FCOFI and LAMA ARMs reduced the interest spread by approximately eight basis points in 1995 and 1994 compared with an increase of eight basis points in 1993. The interest spread widens in a declining interest-rate environment as decreases in COFI, to which most interest earning assets are tied, lag behind deposit and borrowing rate decreases.

      The Company currently originates ARMs for its own portfolio and originates fixed-rate residential loans for sale in the secondary market.
The Company utilizes both a short-term hedge contract program and forward sales for the fixed-rate commitment period to protect against rate fluctuations on the commitments to fund fixed-rate loans. Fixed-rate lending totaled $1.2 billion in 1995, $923 million in 1994 and $3.4 billion in 1993. Sales of these mortgages totaled $1.1 billion in 1995, $1.1 billion in 1994 and $3.1 billion in 1993. Total mortgage sales in 1995 were $1.6 billion, compared with $1.2 billion in 1994, and $3.6 billion in 1993, which included $473 million of distressed asset bulk sales. In 1994, the Company sold a $55 million adjustable rate, nonperforming troubled debt restructuring ("TDR") from the real estate loans held for investment portfolio. Nearly all mortgage sales, excluding bulk sales, were loans originated for sale or held as available for sale. At December 31, 1995, the Company serviced for others

$11.1 billion in mortgages with a loan servicing spread of 42 basis points, $11 billion at December 31, 1994 with a loan servicing spread of 44 basis points and $12.3 billion at December 31, 1993 with a loan servicing spread of 42 basis points. The increase in loans serviced for others in 1995 was the result of new loan sales exceeding loan principal repayments. The decline in loans serviced for others in 1994 and 1993 was the result of loan principal repayments exceeding new loan sales.

      Loans available for sale are valued at the lower of cost or fair value, generally on an individual loan basis. As of December 31, 1995, $159 million of real estate loans, primarily fixed-rate loans, were designated as available for sale. Gains on mortgage sales of $22.4 million were recognized, which included a $13.6 million gain from mortgage-backed securities sales and a $7.2 million gain representing originated mortgage servicing rights capitalized in accordance with FAS 122. Unrecognized gains on real estate loans available for sale totaled $1.4 million at year end. Mortgage-backed securities and other securities available for sale are carried at fair value. At December 31, 1995, $7.9 billion in mortgage-backed securities, primarily ARM securitized products, were designated as available for sale. There were $498 million of mortgage-backed securities sold in 1995. Gains and losses are calculated on the specific identification method. Securities available for sale at the end of 1995 had a fair value of $1.1 billion.

      Great Western monitors asset and liability maturities and reviews exposure to interest-rate risk, giving consideration to interest-rate trends and funding requirements. The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $3.6 billion, or 8.7 percent of interest earning assets at December 31, 1995. This compared with $3.8 billion, or 9.5 percent of interest earning assets at December 31, 1994 and $3.1 billion, or
8.7 percent of interest earning assets at December 31, 1993.


                                                                   Maturity/Rate Sensitivity
                                            ------------------------------------------------------------------
December 31, 1995                                             % of     Within                           Over
(Dollars in millions)                       Rate    Balance   Total    1 year  1-5 years  5-15 years  15 years
                                            ----    -------   -----    ------  ---------  ----------  --------
Interest Earning Assets

Securities                                  6.23%   $ 1,286       3   $ 1,286    $     -       $   -      $  -
Mortgage-backed securities                  7.34      9,824      24     9,617         91          89        27
Investment in FHLB stock                    5.00        341       1         -          -           -       341
Loans receivable
  Real estate
    Adjustable rate                         7.66     26,686      64    25,250      1,436           -         -
    Fixed-rate
      Short-term                            8.91        488       1        56        107         166       159
      Long-term                             8.56        530       1       107        103         161       159
  Consumer                                 16.45      2,634       6       641      1,618         282        93
                                           -----    -------     ---   -------    -------       -----      ----
                                            8.10     41,789     100    36,957      3,355         698       779
                                           -----    -------     ---   -------    -------       -----      ----
Interest Bearing Liabilities
Customer accounts
  Regular savings                           2.00      1,763       5     1,763          -           -         -
  Checking and limited access               2.09      9,314      23     9,314          -           -         -
  Wholesale transaction                        -        174       -       174          -           -         -
  Term accounts                             5.59     17,984      44    13,023      4,957           4         -
                                           -----    -------     ---   -------    -------       -----      ----
                                            4.23     29,235      72    24,274      4,957           4         -
Borrowings
  Federal Home Loan Bank                    5.60        855       2       855          -           -         -
  Other                                     6.32     10,591      26     8,290      1,655         499       147
Impact of interest-rate swaps                  -          -       -      (109)       109           -         -
                                           -----    -------     ---   -------    -------       -----      ----
                                            4.80     40,681     100    33,310      6,721         503       147
                                           -----    -------     ---   -------    -------       -----      ----
Excess of Interest Earning Assets
  over Interest Bearing Liabilities
  at December 31, 1995                      3.30%   $ 1,108           $ 3,647    $(3,366)      $ 195      $632
                                           =====    =======           =======    =======       =====      ====
Excess of Interest Earning Assets
  over Interest Bearing Liabilities
  at December 31, 1994                      3.08%   $   715           $ 3,757    $(3,573)      $(105)     $636
                                           =====    =======           =======    =======       =====      ====

                                                       December 31
                                                      -------------
Calculation of Adjusted Margin                        1995     1994
                                                      ----     ----
Unadjusted margin                                     3.30%    3.08%
Benefit of net interest earning assets                 .13      .08
                                                      ----     ----
Adjusted Margin                                       3.43%    3.16%
                                                      ====     ====


      The following table shows the year-end interest-rate margins and the components used in the margin calculation, reflecting the trends during the past five years:


                                                    December 31
                                   -----------------------------------------
                                    1995     1994     1993     1992     1991
                                   -----    -----    -----    -----    -----
Average Yield on

Loans                               8.46%    7.75%    7.54%    8.32%    9.84%
Mortgage-backed securities          7.34     6.55     5.93     7.08     8.63
Securities                          5.97     6.15     4.49     4.07     6.24
                                   -----    -----    -----    -----    -----
Earning assets                      8.10     7.42     7.28     8.06     9.62
                                   -----    -----    -----    -----    -----
Average Cost of
Customer accounts                   4.23     3.60     3.10     3.48      5.34
Borrowings                          6.27     6.42     7.34     7.60     7.69
                                   -----    -----    -----    -----    -----
Funds                               4.80     4.34     3.52     3.97     5.70
                                   -----    -----    -----    -----    -----
Net Interest Margin                 3.30%    3.08%    3.76%    4.09%    3.92%
                                   =====    =====    =====    =====    =====


      Because the effective yield is subject to varying interest rates during the year and also is affected by the loss of interest on nonaccrual loans, the following table on net interest income shows the average monthly balances, interest income and interest expense, and effective average rates by asset and liability component. This table also reflects the yield which results because of the benefit of interest earning assets exceeding interest bearing liabilities.

<caption
                                                 Year Ended
                                              December 31, 1995
                                          ------------------------
                                          Average          Average
(Dollars in millions)                     Balance Interest   Rate
                                          ------- -------- -------
Interest earning assets
  Securities                              $ 1,545   $   98    6.36%
  Mortgage-backed securities               10,486      753    7.18
  Loans receivable
    Real estate                            27,076    1,985    7.33
    Consumer                                2,493      403   16.15
                                          -------   ------   -----
    Total interest earning assets          41,600    3,239    7.79
Other assets                                2,378
                                          -------
    Total assets                          $43,978
                                          =======

Interest bearing liabilities
  Customer accounts
    Term accounts                         $17,790      994    5.59
    Transaction accounts                   11,421      223    1.95
                                          -------   ------   -----
                                           29,211    1,217    4.17
  Borrowings
    Federal Home Loan Bank                    187        8    4.23
    Other                                  10,995      712    6.47
                                          -------   ------   -----
    Total interest bearing liabilities     40,393    1,937    4.79
Other liabilities                             983
Stockholders' equity                        2,602
                                          -------
    Total liabilities and equity          $43,978
                                          =======

Interest spread                                               3.00%
                                                              ====
Effective yield summary
  Interest income/interest
    earning assets                        $41,600   $3,239    7.79%
  Interest expense/interest
    earning assets                         41,600    1,937    4.66
                                                    ------   -----
Net yield on interest earning assets                $1,302    3.13%
                                                    ======    ====
/TABLE

                                                 Year Ended
                                              December 31, 1994
                                          ------------------------
                                          Average          Average
(Dollars in millions)                     Balance Interest   Rate
                                          ------- -------- -------
Interest earning assets
  Securities                              $ 1,121   $   62    5.51%
  Mortgage-backed securities                4,763      276    5.80
  Loans receivable
    Real estate                            28,507    1,914    6.71
    Consumer                                2,261      378   16.73
                                          -------   ------   -----
    Total interest earning assets          36,652    2,630    7.17
Other assets                                2,289
                                          -------
    Total assets                          $38,941
                                          =======

Interest bearing liabilities
  Customer accounts
    Term accounts                         $16,953      713    4.20
    Transaction accounts                   13,233      237    1.79
                                          -------   ------   -----
                                           30,186      950    3.15
  Borrowings
    Federal Home Loan Bank                    307       18    5.80
    Other                                   5,089      340    6.67
                                          -------   ------   -----
    Total interest bearing liabilities     35,582    1,308    3.67
Other liabilities                             931
Stockholders' equity                        2,428
                                          -------
    Total liabilities and equity          $38,941
                                          =======
Interest spread                                               3.50%
                                                              ====
Effective yield summary
  Interest income/interest
    earning assets                        $36,652   $2,630    7.17%
  Interest expense/interest
    earning assets                         36,652    1,308    3.57
                                                    ------   -----
Net yield on interest earning assets                $1,322    3.60%
                                                    ======    ====
/TABLE

                                                 Year Ended
                                              December 31, 1993
                                          ------------------------
                                          Average          Average
(Dollars in millions)                     Balance Interest   Rate
                                          ------- -------- -------
Interest earning assets
  Securities                              $   897   $   68    7.60%
  Mortgage-backed securities                2,958      186    6.27
  Loans receivable
    Real estate                            29,439    2,042    6.94
    Consumer                                2,263      385   17.02
                                          -------   ------   -----
    Total interest earning assets           35,557    2,681    7.54
Other assets                                2,453
                                          -------
    Total assets                          $38,010
                                          =======
Interest bearing liabilities
  Customer accounts
    Term accounts                         $16,378      693    4.23
    Transaction accounts                   12,712      246    1.93
                                          -------   ------   -----
                                           29,090      939    3.23
  Borrowings
    Federal Home Loan Bank                  1,058       51    4.79
    Other                                   4,482      308    6.88
                                          -------   ------   -----
    Total interest bearing liabilities     34,630    1,298    3.75
Other liabilities                             926
Stockholders' equity                        2,454
                                          -------
    Total liabilities and equity          $38,010
                                          =======
Interest spread                                               3.79%
                                                             =====
Effective yield summary
  Interest income/interest
    earning assets                        $35,557   $2,681    7.54%
  Interest expense/interest
    earning assets                         35,557    1,298    3.65
                                                    ------   -----
Net yield on interest earning assets                $1,383    3.89%
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

      The Company assesses the status of general loss reserves on real estate loans based upon expected future economic conditions and its current loss experience as applied to the loan portfolio, including loans that are delinquent or adversely classified because of declining collateral values.
In 1995 and 1994, the portfolio of commercial and apartment loans experienced a significant decline in new nonperforming activity enabling the Company to reduce reserve levels on that segment of the real estate loan and real estate portfolios. In 1993, the Company increased its general loss reserves on both loans and real estate to give effect to the recessionary environment in valuing its loan and real estate portfolios.

      The California real estate market requires continued review. There appear to be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

      On a regional basis, the economic factors affecting the office space market have been somewhat more favorable in Northern California than in Southern California. In particular, the vacancy rate in the San Francisco area decreased to 8 percent at December 31, 1995 from 10 percent a year earlier. In the Los Angeles area, the vacancy rate was 19 percent at December 31, 1995 and 20 percent at December 31, 1994. In San Diego County, the vacancy rate was 18 percent at both December 31, 1995 and December 31, 1994.

      In the industrial space market, Northern and Southern California vacancy rates have been more comparable. In the San Francisco area, the vacancy rate decreased to 9 percent at December 31, 1995 from 10 percent a year earlier. In the Los Angeles area, the vacancy rate remained at 8 percent at December 31, 1995 from a year earlier. San Diego County's industrial space market had the lowest vacancy rate consisting of 4 percent at both December 31, 1995 and December 31, 1994.

      In the single-family market, regional differences also exist in the economic performance of Northern, Central and Southern California. For example, the median metropolitan area sales price of existing single-family homes in the San Jose area increased from the third quarter of 1994 to the third quarter of 1995 by 4 percent. During the same period, the median sales price declined 7 percent in the Los Angeles area and almost 3 percent in the San Diego area.

      Loans delinquent over 30 days, together with restructured loans, have been included in the process to determine estimated losses. The effects of various loan characteristics such as geography, delinquency, date of origination, property type and LTV are considered in this review process.

      As a monitoring device, the Company reviews the trends of loans and mortgage-backed securities with full credit recourse delinquent for periods of less than 90 days on a monthly (and within-month) basis. The following summarizes mortgages delinquent for periods from 30 to 89 days:


                                                     December 31
                                              --------------------------
(Dollars in millions)                          1995      1994      1993
                                              ------    ------    ------

30-59 days delinquent
  SFR                                         $202.1    $168.6    $190.9
  Other                                          9.1      24.0      19.0

60-89 days delinquent
  SFR                                           95.8      90.4     105.2
  Other                                          6.3       6.7       8.8



      The following table shows the trend in the single-family residential portfolio, including mortgage-backed securities with full credit recourse, and delinquencies (two or more payments delinquent) over the past three years:

                                                           December 31
                                                      --------------------
                                                      1995    1994    1993
                                                      ----    ----    ----
SFRs and mortgage-backed securities
  with full credit recourse as a
  percent of total mortgages                          91.3%   90.3%   88.3%
SFR delinquency as a percent of total
  SFR mortgages                                        2.3     2.6     3.2



      The level of nonperforming assets declined 9 percent in 1995, 25 percent in 1994 and 44 percent in 1993. In 1995, bulk sales of foreclosed single-family properties totaled $230 million compared with $304 million in 1994. Auction sales have also been utilized to accelerate the disposition of foreclosed properties. In the second half of 1993, the Company completed four bulk asset sales, which totaled $659 million, in an effort to reduce nonperforming assets. Bulk sales in 1993 included two sales totaling $330 million of single-family real estate loans and real estate and the sale of $115 million of single-family owned real estate. Nonperforming SFR loans have fallen to $445 million at December 31, 1995 compared with $509 million and $522 million at year-end 1994 and 1993, respectively. A sale of $214 million of income property loans, some of which were performing assets, was also completed in 1993.

      Net charge-offs in the SFR portfolio were $194 million, or .63 percent of the SFR portfolio, in 1995, $190 million, or .71 percent, in 1994, and $252 million, or .98 percent, in 1993. The loss exposure on the SFR portfolio increased in 1993, due in part to the Company's accelerated disposition program, and has declined slightly in 1994 and 1995, reflecting the signs of economic recovery, although it still remains high by historical standards. At December 31, 1995, the Company's real estate loan portfolio included $2.7 billion in uninsured residential mortgage loans that were originated with terms on which the LTV exceeded 80 percent (but not in excess of 90 percent). This balance represents a decline from the level of $3 billion a year ago. For the year 1995, losses totaled $33.4 million, or 1.00 percent of this portfolio, compared with $24.3 million, or .59 percent, in 1994 and $44.8 million, or .81 percent, in 1993. Since November 1, 1990, the Company has purchased mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80 percent.

     Certain loans (where GWB works with borrowers encountering economic difficulty) meet the criteria of, and are classified as, TDRs because of modification to loan terms. In the second quarter of 1993, federal banking regulators issued a joint release regarding credit availability, which allowed some nonperforming loans to be returned to performing status. As a result, TDRs which meet certain conditions of repayment and performance have not been included in nonperforming assets. At December 31, 1995, $17.8 million of TDRs were classified as performing assets compared with $23.5 million at December 31, 1994.

      The recorded investment in loans for which impairment has been recognized in accordance with FAS 114, "Accounting by Creditors for Impairment of a Loan," totaled $268 million at December 31, 1995, net of $62 million of reserves for estimated losses related to such loans and $213 million at December 31, 1994, net of $45 million of reserves for estimated losses. A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

      Real estate acquired through foreclosure is classified as performing when it meets certain criteria of operating profitability. As of December 31, 1995, such assets totaled $13 million.

      The following table presents nonperforming assets together with related ratios to total assets:


                                                         December 31
                                                   ------------------------
(Dollars in millions)                              1995      1994      1993
                                                   ----      ----      ----

Delinquent loans                                   $486      $565    $  626
TDRs                                                108       125       213
Real estate                                         174       156       293
                                                   ----      ----    ------
                                                   $768      $846    $1,132
                                                   ====      ====    ======
Ratio of nonperforming assets
  to total assets                                  1.72%     1.98%     2.90%


      The table on page 101 in Item 8, "Financial Statements and
Supplementary Data" presents nonperforming assets together with related ratios to total assets, and the table on page 102 in Item 8, "Financial Statements and Supplementary Data" presents nonperforming real estate assets by state and by security type.

      Provisions for loan losses totaled $188 million in 1995 compared with $207 million in 1994 and $463 million in 1993. In 1995 and 1994, the Company decreased the provision for loan losses as a result of decreasing nonperforming assets. Provisions for loans losses in 1995 were lower due to the reversal of previously established reserves on commercial and apartment loans. This segment of the portfolio experienced a significant decline in new nonperforming activity. Provisions in 1993 included $125 million related to three bulk loan sales of $544 million and $20 million for the continued accelerated disposition of single-family real estate in 1994. At December 31, 1995, real estate owned had been written down to 69.5 percent of the loan balances at the date of foreclosure and 53.6 percent at December 31, 1994. Loan loss reserves were 61 percent of nonperforming or restructured loans as of December 31, 1995 compared with 63 percent a year earlier.

      The Company recorded provisions for real estate losses of $1.5 million, $12 million and $92 million for 1995, 1994 and 1993, respectively, on its real estate available for sale or development. The decline in the 1995 and 1994 provision is the result of improving property values and declining levels of nonperforming real estate. Loss provisions in 1993 included $31 million for single-family real estate developments located in Southern California and $25 million related to the $115 million SFR bulk real estate sale.

      The Company's provision for loan losses, charge-off experience, and reserve for estimated losses for the last five years is presented in the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" on page 66.

      The Company has not experienced a need for loss reserves on security investments, which are of investment grade. Security investments available for sale are carried at fair value.


                                OPERATIONS

      Net interest income declined in 1995 due to a 50-basis-point lower interest spread, which more than offset the $4.9 billion increase in average interest earning assets. Other interest income totaled $44 million in 1995. This compared with $33 million in 1994 and $39 million in 1993. Other interest income included interest on settlements with the IRS, dividends on FHLB stock and interest on short-term investments.

      Real estate services income was $102 million in 1995 compared with $85.6 million in 1994 and $114 million in 1993. Gain on mortgage sales was $22.4 million, $5.3 million and $24.8 million for the years 1995, 1994 and 1993, respectively. The gain as a percent of mortgage-banking sales, primarily fixed-rate mortgages, was 1.38 percent in 1995 compared with .48 percent in 1994 and .80 percent in 1993. The increased gain as a percentage of mortgage sales was a result of the adoption of FAS 122. As a result of the adoption of FAS 122, the amount of servicing capitalized in 1995 and included in gain on mortgage sales was $7.2 million. Mortgage servicing income totaled $55.2 million in 1995 compared with $50.9 million in 1994 and $51.2 million in 1993. Real estate servicing and origination-related fee income was $24.2 million in 1995 compared with $29.4 million in 1994 and $37.9 million in 1993. Additional information on mortgage banking sales is provided in Note 6 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".

      Retail banking fee income increased in 1995 to $155 million from $141 million in 1994 and $113 million in 1993. The growth in this income is attributable to an increase in customer transaction activity and in branch related fee activity. The Company managed mutual funds with assets aggregating $3.3 billion at December 31, 1995 compared with $3 billion at December 31, 1994. Net revenue from these operations, which comprises commissions and other income from mutual fund operations, totaled $21.1 million in 1995 compared with $39.9 million in 1994 and $38 million in 1993. The decrease in 1995 net revenue was a result of a shift in the product mix from mutual funds and annuities to individual bonds, which generate lower commissions.

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

      In 1993, the Company sold its $219 million bank card portfolio because it was not expected to achieve the economies of scale that are increasingly necessary in the bank card business, resulting in a net gain of $22.9 million. The following is a summary of gains and losses on the Company's securities and investments:


                                                   Year Ended December 31
                                                   ----------------------
(Dollars in millions)                                1995    1994    1993
                                                    -----   -----    ----
Gain on sale of operating leases                    $14.7   $   -   $   -
Loss on affordable housing investment                (7.6)      -       -
Gain on sale of bank card portfolio                     -       -    22.9
Gain on securities                                      -      .4      .2
Other gains                                           6.4     3.2     2.1
                                                    -----   -----   -----
                                                    $13.5   $ 3.6   $25.2
                                                    =====   =====   =====
/TABLE

      Other income totaled $7.5 million in 1995 compared with $8.2 million in 1994 and $7 million in 1993. In 1994, the Company received $1.2 million on the sale of a computer program license of the Consumer Finance Group.

      Operating expenses were as follows:


                                                  Year Ended December 31
                                                  ----------------------
(Dollars in millions)                             1995     1994     1993
                                                  ----     ----     ----
Salaries and related personnel                    $441     $469     $487
Premises and occupancy                             180      199      185
FDIC insurance premiums                             66       77       51
Advertising and promotion                           36       37       40
Other                                              251      204      226
                                                  ----     ----     ----
                                                  $974     $986     $989
                                                  ====     ====     ====



      The decline in operating expenses in 1995 from the same period last year was the result of a cost containment program. The workforce has declined by approximately 1,300 positions in 1995, and by more than 2,600 positions since the implementation of the cost reduction program. The growth in operating and administrative expenses during 1994 and 1993 was primarily the result of significant branch acquisitions. The Company acquired 399 branches in California and Florida from the RTC and other sources since 1990 when it began its program to increase transaction accounts. Nearly half of these branches were consolidated with existing facilities. The January 17, 1994 Northridge earthquake caused damage at the Company's administrative headquarters. Operating expenses in 1994 included $11.7 million of building repairs. All future repairs should be covered by earthquake insurance. Operating expenses in 1993 included restructuring charges of $30 million, primarily severance benefits associated with the cost-reduction program at the Company's administrative headquarters.

      The following summarizes the composition of other operating expenses:


                                      Year Ended December 31
                                      ----------------------
(Dollars in millions)                 1995     1994     1993
                                      ----     ----     ----

Outside data processing               $ 61     $ 33     $ 32
Communications                          45       39       38
Branch losses                           23       15        9
Office supplies                         18       16       20
Postage                                 14       17       17
Insurance                               10       12       13
Other                                   80       72       97
                                      ----     ----     ----
                                      $251     $204     $226
                                      ====     ====     ====



      The increase in outside data processing expenses in 1995 was the result of the Company's decision to outsource certain data processing functions.

      Operating expenses declined by 2.89 percent during the past year compared with an increase of 1.4 percent in 1994. The overhead ratios were as follows:


                                                   1995      1994      1993
                                                   ----      ----      ----
  As a percent of average assets
    Corporate                                      2.21%     2.53%     2.60%
    Banking operations                             2.04      2.34      2.38
  As a percent of average retail deposits
    Banking operations                             2.98      2.91      3.04
  As a percent of revenue
    Corporate                                     62.24     63.45     61.02
    Banking operations                            65.71     66.54     62.75


      Revenue is defined as net interest income and other operating income. Amortization of intangibles in 1994 included approximately $11.7 million of accelerated amortization related to interstate banking access rights.

      Real estate operations expense totaled $4.1 million in 1995, compared with $19.9 million in 1994 and $33.8 million in 1993, and included $28.2 million in operating losses and holding costs in 1995, compared with $27.6 million in 1994 and $45.9 million in 1993.

      The Company's effective tax rate for 1995 and 1994 was 38.2 percent compared with 32.6 percent in 1993. The lower effective tax rate in 1993 was mainly due to the favorable settlement of tax issues and the reversal of certain tax liabilities no longer required.


                      CAPITAL RESOURCES AND LIQUIDITY

      Stockholders' equity ("capital") totaled $2.8 billion at year-end 1995 compared with $2.5 billion at year-end 1994 and $2.4 billion at year-end 1993. The ratio of capital to total assets was 6.3 percent, 5.9 percent and
6.3 percent at December 31, 1995, 1994 and 1993, respectively. Equity increased $164 million from unrealized holding gains, net of taxes, on securities available for sale. The increase in capital in 1995 was attributable to an additional $84 million of unrealized gains on securities available for sale. The additional gains were the result of the reclassification of certain mortgage-backed securities from held-to-maturity to available-for-sale in accordance with the guide to implementing Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") issued by the Financial Accounting Standards Board ("FASB").

      Legislation pending in Congress could impose a one time assessment on SAIF-insured institutions which would recapitalize the SAIF to the required level of 1.25 percent of domestic insured deposits. If approved at the rate of approximately 85 cents per $100 of such deposits, the effect on GWB would be a charge of approximately $250 million, $150 million net of taxes.

      The unrealized holding gains and losses on securities available for sale, net of income taxes, included as a component of stockholders' equity follows:

                                              Year Ended December 31
                                          -------------------------------
(Dollars in thousands)                        1995        1994       1993
                                              ----        ----       ----
Balance at beginning of period            $(55,084)   $ 22,651    $     -
Unrealized holding gains
  (losses), net of taxes                   163,517     (77,735)    22,651
                                          --------    --------    -------
Balance at end of period                  $108,433    $(55,084)   $22,651
                                          ========    ========    =======


      The Company's primary subsidiary, GWB, is subject to certain capital requirements under the regulations of the FDIC and the OTS and meets all such requirements. At December 31, 1995, GWB's capital was $3.1 billion, including eligible subordinated notes of $429 million.

      Total dividends per share were $.92 in 1995, 1994 and 1993. Payment of dividends by the Company is subject to regulatory restrictions on the receipt of dividends from GWB.

      Liquidity provided by financing activities was $1.8 billion in 1995 compared with $3.7 billion in 1994 and funds used of $164 million in 1993. GWB disposed of $982 million of retail deposits in 1994, and acquired $4.1 billion in 1993. Planned withdrawals of repriced wholesale accounts totaled $102 million in 1995, $24 million in 1994 and $95 million in 1993. The retail branch network experienced net customer account inflows of $636 million in 1995 compared with outflows of $1.8 billion in 1994 and $3.4 billion in 1993, primarily certificate of deposit accounts being repriced upward. Funds of $1.3 billion and $6.6 billion were provided by new borrowings in 1995 and 1994, respectively, including $100 million of trust originated preferred securities in 1995. In 1993, repayment of borrowings totaled $672 million.

      Funds used in investing activities were $2 billion in 1995, $4.3 billion in 1994 and $551 million in 1993. Real estate loans originated for investment were $5.8 billion in 1995, $6.5 billion in 1994 and $5.1 billion in 1993 which reflects the increased ARM production. Mortgage payments in 1995 were $3.4 billion, $4 billion in 1994 and $4.9 billion in 1993.
Mortgage payments fluctuate for various reasons including the level of refinancings. Consumer loans increased $152 million in 1995 and $195 million in 1994 compared with a decrease of $121 million in 1993.

      Funds provided by operating activities were $182 million in 1995 compared with $762 million in 1994 and $653 million in 1993. The net change in assets available for sale used cash of $44.4 million in 1995 compared with cash provided of $309 million and $245 million in 1994 and 1993, respectively. Cash provided from earnings totaled $227 million in 1995 compared with $456 million in 1994 and $408 million in 1993.

      The Company has several sources for raising funds for lending among which are customer deposits, mortgage sales, asset securitization for borrowing collateral, FHLB borrowings and public debt offerings. The following table presents the debt ratings of the Company and GWB at December 31, 1995:


                                 Standard      Moody's Investors
                                 & Poor's           Service          Fitch
                              --------------   -----------------   --------
                              GWFC       GWB   GWFC          GWB   GWFC  GWB
                              ----       ---   ----          ---   ----  ---

Unsecured short-term           A-2       A-2    P-2          P-1         F-1
Senior term debt              BBB+        A-   Baa1           A2     A-
A
Subordinated term debt                  BBB+                  A3          A-
Preferred stock               BBB-             Baa2                 BBB



      Cash and securities totaled $2.2 billion at December 31, 1995. The balance was $2.1 billion at December 31, 1994 and $1.8 billion at December 31, 1993. GWB had funds in excess of required liquidity levels. The excess balances in the above amounts over those required for regulatory purposes will fluctuate between periods and are a source of short-term funding.

                                SEGMENT DATA

      The Company operates in the mortgage, bank retail bank and consumer finance businesses. The mortgage bank includes origination, portfolio, sale and servicing of real estate loans. The retail bank focuses on primarily attracting customer deposits and other related retail activities. Consumer finance operations include installment loans to consumers and installment contracts purchased from retail merchants as well as home equity loans.

      The business segment information is presented in the accompanying table:


                              Mortgage       Retail    Consumer
(Dollars in thousands)            Bank         Bank     Finance  Consolidated
                              --------       ------    --------  ------------
1995
Total revenue              $   475,391  $   867,127  $  287,279   $ 1,629,797
Earnings before income
  taxes                        105,161      210,369     106,592       422,122
Depreciation and
  amortization                  23,401       82,366      10,594       116,361
Capital expenditures            38,352       48,291         487        87,130
Identifiable assets         39,626,338*  30,402,857*  2,354,708*   44,586,764

[FN]
* Excludes the elimination of $27,797,139 representing intersegment loans used as the basis for funds transfer pricing. The transferred balances are used in calculating revenue and earnings before income taxes of these segments.
[/FN]

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



      During 1995, the Company underwent a change in the way it manages and measures its lines of business. The mortgage bank and retail bank segments are being separately reported for 1995. Segment data along these lines is not available for 1994 and 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
Consolidated Statement of Operations for the three years
  ended December 31, 1995, 1994 and 1993...........................      49
Consolidated Statement of Financial Condition at
  December 31, 1995 and 1994.......................................      50
Consolidated Statement of Cash Flows for the three years
  ended December 31, 1995, 1994 and 1993...........................      51
Consolidated Statement of Stockholders' Equity for the
  three years ended December 31, 1995, 1994 and 1993...............      53
Notes to Consolidated Financial Statements.........................      54
Report of Independent Accountants..................................      94
Management's Commentary on Financial Statements....................      94
Statistical Information............................................      96
Stockholder and Quarterly Information..............................     104

CONSOLIDATED STATEMENT OF OPERATIONS

                                                    Year Ended December 31

(Dollars in thousands, except per share)        1995         1994         1993
                                             ----------   ----------   ----------

Interest Income
  Real estate loans                          $1,985,346   $1,913,602   $2,041,989
  Mortgage-backed securities                    752,524      276,112      185,500
  Consumer loans                                402,591      378,282      385,145
  Securities                                     53,972       28,774       29,242
  Other                                          44,278       32,948       38,908
                                             ----------   ----------   ----------
                                              3,238,711    2,629,718    2,680,784
Interest Expense
  Customer accounts                           1,217,085      950,299      939,081
  Borrowings
    Short-term                                  523,365      132,049       59,688
    Long-term                                   196,132      225,100      299,161
                                             ----------   ----------   ----------
                                              1,936,582    1,307,448    1,297,930
                                             ----------   ----------   ----------
Net Interest Income                           1,302,129    1,322,270    1,382,854
Provision for loan losses                       187,700      207,200      463,000
                                             ----------   ----------   ----------
Net interest income after provision for
  loan losses                                 1,114,429    1,115,070      919,854
Other operating income
  Real estate services
    Loan fees                                    24,208       29,385       37,855
    Mortgage banking
      Gain on mortgage sales                     22,409        5,339       24,754
      Servicing                                  55,159       50,853       51,185
                                             ----------   ----------   ----------
                                                101,776       85,577      113,794
  Retail banking
    Banking fees                                154,862      140,703      113,461
    Securities operations                        21,092       39,902       38,045
                                             ----------   ----------   ----------
                                                175,954      180,605      151,506
  Net gain on securities and investments         13,543        3,578       25,169
  Net insurance operations                       28,861       27,636       30,341
  Gain on sale of branches                            -       62,337            -
  Other                                           7,534        8,164        7,045
                                             ----------   ----------   ----------
Total other operating income                    327,668      367,897      327,855
Noninterest expense
  Operating and administrative
    Salaries and related personnel              441,366      469,115      487,532
    Premises and occupancy                      179,654      199,048      184,682
    FDIC insurance premium                       66,365       77,451       51,328
    Advertising and promotion                    35,661       36,573       39,631
    Other                                       251,038      203,703      225,908
                                             ----------   ----------   ----------
                                                974,084      985,890      989,081
  Amortization of intangibles                    40,286       58,689       40,798
  Real estate operations                          4,105       19,854       33,783
  Provision for real estate losses                1,500       12,000       92,000
                                             ----------   ----------   ----------
Total noninterest expense                     1,019,975    1,076,433    1,155,662
                                             ----------   ----------   ----------
Earnings Before Taxes                           422,122      406,534       92,047
Taxes on income                                 161,100      155,300       30,000
                                             ----------   ----------   ----------
Net Earnings                                 $  261,022   $  251,234   $   62,047
                                             ==========   ==========   ==========
Earnings per share based on average
  common shares outstanding
  Primary                                         $1.72        $1.69         $.28
  Fully diluted                                    1.71         1.69          .28


                           See Notes to Consolidated Financial Statements.
/TABLE

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                           December 31
                                                    -------------------------
(Dollars in thousands, except per share)                1995          1994
                                                    -----------   -----------
Assets
Cash and securities
  Cash                                              $   837,292   $   983,440
  Certificates of deposit, repurchase
    agreements and federal funds                        257,125       165,125
  Securities available for sale                       1,092,459       917,095
                                                    -----------   -----------
                                                      2,186,876     2,065,660
Mortgage-backed securities held to maturity
  (fair value $1,941,918 and $6,211,731)              1,886,736     6,335,104
Mortgage-backed securities available for sale         7,916,705     2,934,503
                                                    -----------   -----------
                                                      9,803,441     9,269,607
Loans receivable, net of reserves for
  estimated losses                                   29,401,644    28,079,620
Loans receivable available for sale                     485,705       298,748
                                                    -----------   -----------
                                                     29,887,349    28,378,368
Real estate available for sale or development, net      217,112       256,967
Interest receivable                                     298,640       230,925
Investment in Federal Home Loan Banks                   341,102       306,041
Premises and equipment, at cost, net of
  accumulated depreciation                              604,672       616,116
Other assets                                            923,859       730,574
Intangibles arising from acquisitions                   323,713       363,999
                                                    -----------   -----------
                                                    $44,586,764   $42,218,257
                                                    ===========   ===========
Liabilities
Customer accounts                                   $29,234,928   $28,700,947
Securities sold under agreements to repurchase        6,868,296     6,299,055
Short-term borrowings                                 1,316,413     1,210,461
Other borrowings                                      3,160,925     2,611,144
Company-obligated mandatorily redeemable
  preferred securities of the Company's
  subsidiary trust, holding solely
  $103,092,800 aggregate principal amount
  of 8.25% subordinated deferrable interest
  notes, due 2025, of the Company                       100,000             -
Other liabilities and accrued expenses                  705,345       716,741
Taxes on income, principally deferred                   378,381       196,123
                                                    -----------   -----------
                                                     41,764,288    39,734,471
                                                    -----------   -----------
Commitments and contingent liabilities
Stockholders' Equity
Preferred stock, par value $1.00 a share;
  Authorized 10,000,000 shares;
  Cumulative convertible issued 517,500                 129,375       129,375
  Cumulative issued 660,000                             165,000       165,000
Common stock, par value $1.00 a share;
  Authorized 200,000,000 shares;
  Issued 137,279,331 and 134,315,592                    137,279       134,316
Additional capital                                      713,889       656,644
Retained earnings - substantially restricted          1,572,782     1,461,448
Unearned compensation                                    (4,282)       (7,913)
Unrealized holding gains and losses, net of taxes       108,433       (55,084)
                                                    -----------   -----------
                                                      2,822,476     2,483,786
                                                    -----------   -----------
                                                    $44,586,764   $42,218,257
                                                    ===========   ===========

                       See Notes to Consolidated Financial Statements.
/TABLE

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Year Ended December 31
                                                       --------------------------------------------
(Dollars in thousands)                                    1995             1994            1993
                                                       -----------     -----------     ------------
Operating Activities
  Net earnings                                         $   261,022     $   251,234      $    62,047
  Noncash adjustments to net earnings:
    Provision for loan losses                              187,700         207,200          463,000
    Provision for real estate losses                         1,500          12,000           92,000
    Depreciation and amortization                           76,075          79,253           75,618
    Amortization of intangibles                             40,286          58,689           40,798
    Income taxes                                            72,445          65,441          (30,566)
    Loss on sales of loans receivable
      available for sale                                       597           1,414              870
    Gain on mortgage sales                                  (8,926)              -           (1,097)
    Gain on securities available for sale                      (25)           (432)            (254)
    Gain on sales of consumer loans                        (14,909)              -          (22,851)
    Gain on disposition of assets                                -         (62,337)               -
    Gain on sales of real estate                           (21,709)         (6,437)         (11,079)
    Capitalized interest                                   (61,746)         (8,431)         (14,950)
    Net change in accrued interest                         (67,709)         13,859           14,248
    Other                                                 (237,790)       (157,791)        (259,725)
                                                       -----------     -----------      -----------
                                                           226,811         453,662          408,059
                                                       -----------     -----------      -----------
  Sales and repayments of loans receivable
    available for sale                                   1,189,955       1,203,636        3,256,846
  Originations and purchases of loans receivable
    available for sale                                  (1,234,399)       (894,870)      (3,011,733)
                                                        -----------     -----------      -----------
                                                           (44,444)        308,766          245,113
                                                       -----------     -----------      -----------
  Net cash provided by operating activities                182,367         762,428          653,172
                                                       -----------     -----------      -----------

Financing Activities
  Customer accounts
    Net decrease in transaction accounts                  (919,610)       (997,264)        (220,828)
    Net increase (decrease) in term accounts             1,453,591        (851,827)      (3,250,080)
                                                       -----------     -----------      -----------
                                                           533,981      (1,849,091)      (3,470,908)
  Customer account (dispositions) acquisitions, net              -        (981,525)       4,093,806
  Borrowings
    Proceeds from new long-term debt                       939,986       1,174,643        1,121,805
    Repayments of long-term debt                          (290,205)     (1,366,357)      (1,266,314)
    Net change in securities sold under
      agreements to repurchase                             569,241       6,299,055         (716,962)
    Net change in short-term debt                          105,952         533,978          189,760
                                                       -----------     -----------      -----------
                                                         1,324,974       6,641,319         (671,711)
  Other financing activity
    Proceeds from issuance of common stock                  60,195          29,842           31,168
    Cash dividends paid                                   (149,688)       (147,539)        (145,892)
                                                       -----------     -----------      -----------
                                                           (89,493)       (117,697)        (114,724)
                                                       -----------     -----------      -----------
  Net cash provided by (used in) financing activities    1,769,462       3,693,006         (163,537)
                                                       -----------     -----------      -----------
/TABLE

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

                                                                  Year Ended December 31
                                                       --------------------------------------------
(Dollars in thousands)                                    1995             1994            1993
                                                       -----------     -----------     ------------
Investing Activities
  Investment securities
    Proceeds from sales and maturities                 $ 1,436,328     $ 1,147,505      $ 1,767,836
    Purchases of securities                             (1,585,030)     (1,218,586)      (1,541,383)
                                                        -----------     -----------      -----------
                                                          (148,702)        (71,081)         226,453
  Real estate loans and mortgage-backed securities
    Loans originated for investment                     (5,816,535)     (6,506,744)      (5,051,966)
    Purchases of mortgage-backed securities                      -      (1,539,349)        (924,843)
    Net change in undisbursed loan funds                     9,221           1,656           (6,318)
    Mortgage payments                                    3,446,094       4,031,437        4,882,985
    Mortgage sales                                         507,025          55,243          510,574
    Repurchases                                           (116,547)       (547,674)        (185,825)
                                                       -----------     -----------      -----------
                                                        (1,970,742)     (4,505,431)        (775,393)
  Consumer loans
    Loans originated for investment                     (2,284,775)     (2,168,029)      (2,161,269)
    Loan sales                                              34,997               -          242,005
    Dispositions (acquisitions), net                             -           2,094          (12,649)
    Loan payments                                        2,097,401       1,971,142        2,053,371
                                                       -----------     -----------      -----------
                                                          (152,377)       (194,793)         121,458
  Other investing activity
    Purchases and sales of premises and equipment, net     (86,094)        (82,559)        (103,169)
    Sales of real estate                                   390,807         468,304          804,809
    Acquisition and disposition of assets, net                   -          74,159         (672,852)
    Net change in investment in FHLB stock                 (35,061)          1,311            7,021
    Other                                                   (3,808)         27,515         (158,835)
                                                       -----------     -----------      -----------
                                                           265,844         488,730         (123,026)
                                                       -----------     -----------      -----------
  Net cash (used in) investing activities               (2,005,977)     (4,282,575)        (550,508)
                                                       -----------     -----------      -----------
Net (decrease) increase in cash and cash equivalents       (54,148)        172,859          (60,873)
Cash and cash equivalents at beginning of year           1,148,565         975,706        1,036,579
                                                       -----------     -----------      -----------
Cash and cash equivalents at end of year               $ 1,094,417     $ 1,148,565      $   975,706
                                                       ===========     ===========      ===========

Supplemental Cash Flow Disclosure
Cash paid for
  Interest on deposits                                 $ 1,214,881     $   951,140      $   939,842
  Interest on borrowings                                   721,695         326,479          358,849
  Income taxes                                              86,338         111,656           62,277
Noncash investing activities
  Loans transferred to foreclosed real estate          $   420,973     $   504,585      $   761,939
  Loans originated to finance the sale of real estate       86,366          92,586          101,476
  Loans originated to refinance existing loans             266,135         567,119          754,431
  Loans exchanged for mortgage-backed securities         1,997,585       5,502,401            2,036


See Notes to Consolidated Financial Statements.

/TABLE

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     Unrealized
                                                                                                       Holding       Total
(Dollars in thousands,                Preferred    Common  Additional    Retained    Unearned      Gains and   Stockholders'
 except per share)                      Stock       Stock    Capital     Earnings  Compensation      Losses       Equity
                                      ---------    ------  ----------    --------  ------------   -----------  ------------

Balance December 31, 1992              $294,375  $130,814    $598,927  $1,441,598      $(15,980)     $      -    $2,449,734
Common stock issued upon exercise
  of stock options                                    441       6,877                                                 7,318
Common stock issued under Dividend
  Reinvestment Plan                                 1,391      22,459                                                23,850
Restricted stock awards granted, net
  of cancellations                                    (30)       (546)                      576                           -
Unearned compensation amortized to
  expense                                                                                 3,693                       3,693
Net earnings for the year 1993                                             62,047                                    62,047
Cash dividends paid:
  $.92 per common share                                                  (120,877)                                 (120,877)
  $21.88 per cumulative convertible
    preferred share                                                       (11,320)                                 (11,320)
  $20.75 per cumulative preferred share                                   (13,695)                                  (13,695)
Unrealized holding gains and losses,
  net of taxes                                                                                         22,651        22,651
                                       --------  --------    -------- ----------      --------      --------    ----------
Balance December 31, 1993               294,375   132,616     627,717   1,357,753       (11,711)       22,651     2,423,401
Common stock issued upon exercise of
  stock options                                       282       4,576                                                 4,858
Common stock issued under Dividend
  Reinvestment Plan                                 1,418      23,566                                                24,984
Unearned compensation amortized to
  expense                                                                                 3,798                       3,798
Net earnings for the year 1994                                           251,234                                   251,234
Cash dividends paid:
  $.92 per common share                                                  (122,524)                                 (122,524)
  $21.88 per cumulative convertible
    preferred share                                                       (11,320)                                  (11,320)
  $20.75 per cumulative preferred share                                   (13,695)                                  (13,695)
Tax benefit of restricted stock awards                            785                                                  785
Unrealized holding gains and losses,
  net of taxes                                                                                        (77,735)      (77,735)
                                        --------  --------    -------- ----------      --------      --------    ----------
Balance December 31, 1994                294,375   134,316     656,644  1,461,448        (7,913)      (55,084)    2,483,786
Common stock issued upon exercise of
  stock options                                        704      12,341                                               13,045
Common stock issued under Dividend
  Reinvestment Plan                                  2,283      44,867                                              47,150
Restricted stock awards granted, net
  of cancellations                                     (24)       (350)                     374                          -
Unearned compensation amortized to
  expense                                                                                 3,257                      3,257
Net earnings for the year 1995                                            261,022                                  261,022
Cash dividends paid:
  $.92 per common share                                                  (124,673)                                (124,673)
  $21.88 per cumulative convertible
    preferred share                                                       (11,320)                                 (11,320)
  $20.75 per cumulative preferred share                                   (13,695)                                 (13,695)
Tax benefit of restricted stock awards                            387                                                  387
Unrealized holding gains and losses,
  net of taxes                                                                                        163,517       163,517
                                        --------  --------    -------- ----------      --------      --------    ----------
Balance December 31, 1995               $294,375  $137,279    $713,889 $1,572,782      $ (4,282)     $108,433    $2,822,476
                                        ========  ========    ======== ==========      ========      ========    ==========
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  STATEMENT OF ACCOUNTING POLICIES

Principles of Accounting and Consolidation

      The accounts of Great Western Financial Corporation ("GWFC", or "the parent company") and its wholly-owned subsidiaries, Great Western Bank, Aristar, a consumer finance holding company, and companies operating in related fields, are included in the accompanying consolidated financial statements and are referred to collectively as the Company. Significant intercompany items have been eliminated. Certain prior-year amounts have been reclassified to conform with the 1995 presentation.

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Adoption of Recently Issued Accounting Standards

      The Company adopted FAS 122 as of April 1, 1995. FAS 122 requires an entity that originates or purchases loans with the intent of selling or securitizing such loans to capitalize the mortgage servicing rights. FAS 122 also requires that all capitalized mortgage servicing rights be measured for impairment.

      In 1995, the Company adopted FAS 121 which establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles.

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

Impact of Recently Issued Accounting Standards

      In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). This statement establishes methods of accounting for stock-based compensation plans. FAS 123 is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to apply Accounting Principles Board Opinion 25 for measurement of stock compensation and will provide the disclosure required by FAS 123 beginning in fiscal year 1996. The adoption of FAS 123 is not expected to have a material effect on the financial statements of the Company.

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

Cash and Securities

      Liquid assets consist principally of cash, certificates of deposit, federal funds, repurchase agreements, U.S. government, corporate and other securities approved for investment by regulations. Certificates of deposit, federal funds and repurchase agreements purchased with a maturity of three months or less are considered to be cash equivalents. Other securities, readily convertible into cash, are available for sale and are recorded at fair value. Fair value is generally determined on the aggregate method. Certain securities are designated as held for investment based on management's positive intent and ability to hold those securities to maturity. Securities held for investment are recorded at amortized cost. Discounts or premiums on securities recorded at cost are amortized using the interest method. For the Consolidated Statement of Cash Flows, cash includes cash on hand, cash in banks and cash equivalents.

Mortgage-backed Securities

      The Company's mortgage-backed securities portfolio consists of real estate loan receivables originated by the Bank and subsequently securitized primarily through the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Loans are also securitized for sale directly in the public market. The Company purchases, for investment and liquidity purposes, FNMA and FHLMC securities, Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"). The Company also purchases commercial mortgage pass-through certificates from the RTC. In 1994 and 1995, the Company swapped single-family residential ARMs for mortgage-backed securities to provide collateral for borrowings. These securities are subject to full credit recourse and the swaps can be unwound at the option of the Company. Certain ARMs swapped in 1994 and 1995, REMICs and GWB-originated pass-through certificates are held for investment based on management's positive intent and ability to hold these securities until maturity and are recorded at amortized cost. All other mortgage-backed securities are available for sale and recorded at fair value. Fair value is generally determined on the aggregate method giving effect to servicing rights and estimated losses from credit recourse. Discounts or premiums on mortgage-backed securities recorded at cost are amortized using the interest method.

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

  CONSUMER LOANS

      The Bank's consumer loans include student educational loans insured by the U.S. government or the State of California, fully secured loans made to holders of customer accounts and checking overdraft loans. Consumer loans made by the consumer finance subsidiaries of Aristar have maximum terms of 180 months. The weighted average contractual term of all loans written by the consumer finance subsidiaries in 1995 was 50 months. Experience, however, has shown that a majority of consumer loans will be renewed prior to maturity. Finance charges included in consumer loans receivable are deferred and amortized into income over the term of the loan with appropriate limitation for delinquent installments for which collection is not reasonably assured. Student educational loans are available for sale and are recorded at the lower of cost or fair value. Fair value is determined on the aggregate method. All other consumer loans are held to maturity.

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

      Reserves on loans classified satisfactory, special mention, substandard and doubtful are included in the general valuation allowance ("GVA"). These loans are subjected to extensive migration analyses which attempt to project future performance based on past experience and expected future economic conditions. In addition, the classifications are segmented into various risk categories based upon geography, delinquency, date of origination, property type and loan-to-value ratio. Individual markets for specific property types are examined for current economic trends and business conditions. Estimated future economic trends, both local and national, by various forecasting services as well as external factors such as competition and legal or regulatory requirements are used to develop qualitative factors that can either increase or decrease the required level of GVA.

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

      As of December 31, 1995, the following loans were designated as available for sale and were carried at the lower of cost or fair value:

   1. All single-family, fixed-rate product in the portfolio originated subsequent to January 1, 1989.

   2. Single-family, adjustable rate product designated as available for sale.

   3. Loans other than single-family which have been designated at the date of origination.


      The Company sells loans or participating interests in loans to generate servicing income, to limit interest-rate risk and to provide funds for additional investment. Under the servicing agreements, the Company continues to service the loans and the investor is paid its share of principal collections together with interest at an agreed upon rate, which generally differs from the loan's contractual interest rate. Such difference results in a "loan servicing spread". Gains or losses on sales of loans are recognized at time of sale and are generally determined by: 1) the difference between the net sales proceeds and the book value of the loans sold; 2) recognition of deferred loan fees; 3) an adjustment, if necessary, to increase or decrease the loan servicing spread in order to provide for normal servicing; and 4) the capitalization of mortgage servicing rights. In sales involving credit enhancements, fair value is used in calculating the gain or loss.

Real Estate Available for Sale or Development

      Real estate available for sale or development comprises both purchased and foreclosed properties. Foreclosed properties are carried at cost at acquisition, which is the lower of the net loan value on the property or the fair value of the property, less estimated costs to sell, at the date of foreclosure. Thereafter, specific valuation allowances have been established for changes in the fair value of real estate. Acquisition and refurbishment costs are generally expensed when incurred. Other real estate available for sale is carried at the lower of cost or fair value. Property development projects, carried at the lower of cost or fair value, are accounted for on the equity method. Gains on the sale of real estate financed by the Company are recognized giving consideration to down payment and other investment criteria. Losses are recognized when identified.

Premises and Equipment

      The Company has followed the policy of capitalizing expenditures for improvements and major refurbishments and has charged ordinary maintenance and repairs to earnings as incurred. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives as follows:

___________________________________________________________________________
Buildings                                25 to 60 years
---------------------------------------------------------------------------
Leasehold improvements                   Lesser of term of lease or useful
                                         life of property
---------------------------------------------------------------------------
Furniture, fixtures and equipment        4 to 10 years
---------------------------------------------------------------------------
Software                                 3 to 7 years
---------------------------------------------------------------------------

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

      Taxes on income are determined by using the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, consideration is given to all expected future events other than enactments of changes in the tax law or rates.

Earnings Per Common Share

      Income for the calculation of primary earnings per common share is based on net income less preferred stock dividend requirements. The average common shares and common share equivalents outstanding, based upon amounts used in the calculation of primary earnings per common share, were 137,111,074 in 1995, 133,769,724 in 1994 and 132,007,559 in 1993. Fully
diluted earnings per common share give effect to the dilutive effect of stock options and assume the conversion of all convertible securities into common stock at the later of the beginning of the year or the date of issuance (unless antidilutive). The average common shares and common share equivalents outstanding, based upon amounts used in the calculation of fully diluted earnings per common share, were 137,951,442 in 1995, 133,769,724 in 1994 and 138,853,346 in 1993.

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

      Intangibles arising from acquisitions as shown on the Consolidated Statement of Financial Condition consisted of the following:


                                              December 31
                                          ---------------------
(Dollars in thousands)                      1995         1994
                                          ---------    --------

Balance at acquisition                    $ 575,603    $ 575,603
Accumulated amortization                   (251,890)    (211,604)
                                          ---------    ---------
                                          $ 323,713    $ 363,999

      In 1994, the Company wrote off approximately $11.7 million of intangibles related to interstate banking access rights.


NOTE 3:  CASH AND SECURITIES

      An analysis of cash and securities by investment type at December 31, 1995 and December 31, 1994 and by maturity at December 31, 1995 is included in the table on page 96 under the caption "By Type" and "Year-end 1995 by Maturity."

      Following is a summary of the amortized cost and fair values of the Company's securities portfolio available for sale:

                                                        Gross      Gross
                               Weighted              Unrealized Unrealized
                               Average    Amortized    Holding    Holding       Fair
                                Yield       Cost        Gains     Losses       Value

                              --------   ----------  ---------- ----------  ----------
(Dollars in thousands)                           December 31, 1995
                              --------------------------------------------------------

U.S. government securities        5.55%  $   10,810      $   84    $    20  $   10,874
Federal agency securities         6.43      599,940       6,237        383     605,794
Corporate debt securities         6.19      442,943       2,564        193     445,314
Other securities                  6.10       30,425         170        118      30,477
                                 -----   ----------      ------    -------  ----------
                                  6.32%  $1,084,118      $9,055    $   714  $1,092,459
                                 =====   ==========      ======    =======  ==========

                                                 December 31, 1994
                              --------------------------------------------------------
U.S. government securities        6.89%  $   10,580      $    3    $   755  $    9,828
Federal agency securities         6.40      523,211          59      8,691     514,579
Corporate debt securities         6.44      372,013         267      8,026     364,254
Other securities                  5.67       29,587          50      1,203      28,434
                                 -----   ----------      ------    -------  ----------
                                  6.40%  $  935,391      $  379    $18,675  $  917,095
                                 =====   ==========      ======    =======  ==========


                                                 December 31, 1993
                              --------------------------------------------------------
U.S. government securities        3.24%  $  335,509      $  120     $    4  $  335,625
Federal agency securities         6.24       40,841       1,418        694      41,565
Corporate debt securities         6.49      426,910       6,564        694     432,780
Other securities                  5.11       60,619         524         39      61,104
                                 -----   ----------      ------    -------  ----------
                                  5.13%  $  863,879      $8,626     $1,431  $  871,074
                                 =====   ==========      ======    =======  ==========


      At December 31, 1995, 1994 and 1993, there were no securities held for investment.

      Realized gains and losses on the available-for-sale portfolio are calculated on the specific identification method and were as follows:


                                          Year Ended December 31
                                         -------------------------
(Dollars in thousands)                   1995        1994     1993
                                         ----        ----     ----
Realized gains                           $ 25        $457     $333
Realized losses                             -          25       79



      The Company purchases securities under agreements to resell ("repurchase agreements") having terms of up to 90 days; however, they are typically overnight investments. Repurchase agreements outstanding at December 31, 1995 were $125,000,000 at 5.88 percent, sold by Morgan Stanley and Company, Inc., $50,000,000 at 5.87 percent, sold by Smith Barney, Inc., $37,000,000 at 5.76 percent, sold by Goldman Sachs and Company, $20,000,000 at 5.57 percent and $25,000,000 at 5.67 percent, sold by CS First Boston Corporation. Repurchase agreements outstanding at December 31, 1994 were $50,000,000 at 5.78 percent, sold by CS First Boston Corporation and
$65,000,000 at 6.08 percent, sold by    J.P. Morgan.  The repurchase
agreements were collateralized by federal agency issues with market values at least 2 percent above the repurchase agreements. The highest month-end balances outstanding were $337,000,000 in 1995 and $350,000,000 in 1994. The average balances outstanding were $236,308,000 at a rate of 6.03 percent in 1995 and $207,308,000 at 4.25 percent in 1994.

      GWB is required to maintain certain minimum reserve balances with the FRB. Included in cash were deposits at the FRB of $152,893,000 at December 31, 1995 and $328,809,000 at December 31, 1994.


NOTE 4:  MORTGAGE-BACKED SECURITIES

      An analysis of the mortgage-backed securities portfolio by loan type at December 31, 1995 and December 31, 1994 is included in the table on page 101 under the caption "Mortgage-backed Securities by Type."

      Mortgage-backed securities held to maturity consisted of the following:


                                                 Gross       Gross
                        Weighted               Unrealized  Unrealized
                         Average    Amortized    Holding     Holding     Fair
                          Yield        Cost       Gains      Losses      Value
                        --------    ---------  ----------  ----------  ----------
(Dollars in thousands)                      December 31, 1995
                        ---------------------------------------------------------
FNMA                        9.87%  $   39,967     $ 5,427    $      -  $   45,394
FHLMC                       8.50    1,735,016      56,765           -   1,791,781
Other                       5.91      111,753          38       7,048     104,743
                            ----   ----------     -------    --------  ----------
                            8.38%  $1,886,736     $62,230    $  7,048  $1,941,918
                            ====   ==========     =======    ========  ==========

                                            December 31, 1994
                        ---------------------------------------------------------

FNMA                        6.57%  $2,385,128     $     -    $ 38,640  $2,346,488
FHLMC                       6.79    3,288,789           -      50,101   3,238,688
REMIC                       5.24      387,126           3      12,535     374,594
Other                       5.80      274,061           -      22,100     251,961
                            ----   ----------     -------    --------  ----------
                            6.57%  $6,335,104     $     3    $123,376  $6,211,731
                            ====   ==========     =======    ========  ==========

                                            December 31, 1993
                        ---------------------------------------------------------

REMIC                       4.80%  $  518,979     $   974    $  3,133  $  516,820
Other                       3.66       99,595           -      10,903      88,692
                            ----   ----------     -------    --------  ----------
                            4.61%  $  618,574     $   974    $ 14,036  $  605,512
                            ====   ==========     =======    ========  ==========

      Mortgage-backed securities available for sale consisted of the following:

                                                  Gross       Gross
                         Weighted               Unrealized  Unrealized
                          Average    Amortized    Holding     Holding      Fair
                           Yield       Cost        Gains      Losses       Value
                         --------   ----------  ----------  ----------  ----------
(Dollars in thousands)                       December 31, 1995
                         ---------------------------------------------------------
FNMA                         7.33%  $2,585,802    $ 66,326     $     -  $2,652,128
FHLMC                        7.11    4,356,331     112,203           -   4,468,534
REMIC                        4.96      226,305          10       1,366     224,949
RTC                          6.72      228,180           -       5,387     222,793
Other                        6.66      352,217         290       4,206     348,301
                             ----   ----------    --------     -------  ----------
                             7.09%  $7,748,835    $178,829     $10,959  $7,916,705
                             ====   ==========    ========     =======  ==========

                                             December 31, 1994
                         ---------------------------------------------------------
FNMA                         6.02%  $1,055,152    $    416     $19,125  $1,036,443
FHLMC                        6.83    1,379,856         114      40,991   1,338,979
RTC                          6.62      186,028           -       7,743     178,285
Other                        6.66      390,750           -       9,954     380,796
                             ----   ----------    --------     -------  ----------
                             6.51%  $3,011,786    $    530     $77,813  $2,934,503
                             ====   ==========    ========     =======  ==========

                                             December 31, 1993
                         ---------------------------------------------------------
FNMA                         6.24%  $  529,882    $  8,718     $     -  $  538,600
FHLMC                        6.79    1,233,625      24,577           -   1,258,202
RTC                          6.03      248,140           -       3,054     245,086
Other                        5.03      528,126       1,161         353     528,934
                             ----   ----------    --------     -------  ----------
                             6.24%  $2,539,773    $ 34,456     $ 3,407  $2,570,822
                             ====   ==========    ========     =======  ==========


      At December 31, 1995, reserves for losses of $5,034,000 were established for the loans underlying the mortgage-backed securities with full credit recourse included in the portfolio.

      Gross realized gains on mortgage-backed securities, which are included in gain on mortgage sales on the Consolidated Statement of Operations, were as follows:


                                               Year Ended December 31
                                              ------------------------
(Dollars in thousands)                          1995     1994     1993
                                              -------    ----   ------
Realized gains                                $13,585    $  -   $1,097



      Proceeds from the sales of mortgage-backed securities in 1995 were $202,357,000 and $35,142,000 in 1993. There were no mortgage-backed securities sold in 1994.

      There were no realized losses in 1995, 1994 or 1993. Gains and losses on mortgage-backed securities are calculated on the specific identification method.

      At December 31, 1995, certain mortgage-backed securities were reclassified in accordance with the guide to implementing FAS 115 issued by the FASB. The following table presents the effect of the reclassification:


                                                  Mortgage-Backed Securities        Unrealized
                                               --------------------------------   Holding Gains
                                               Held-to-    Available-            and (Losses) Net
(Dollars in millions)                          Maturity     for-Sale      Total      of Taxes
                                               --------    ----------     -----  ----------------

Balance prior to reclassification               $ 7,563        $2,097    $9,660              $ 24
Reclassified from held-to-maturity
  to available-for-sale                          (5,920)        5,920         -                 -
Reclassified from available-for-sale
  to held-to-maturity                               244          (244)        -                 -
Unrealized gains                                      -           143       143               143
Tax effect of unrealized gains                        -             -         -               (59)
                                                -------        ------    ------              ----
Balance at December 31, 1995                    $ 1,887        $7,916    $9,803              $108
                                                =======        ======    ======              ====

/TABLE

NOTE 5:  LOANS RECEIVABLE

      An analysis of the loan portfolio by type at December 31, 1995 and December 31, 1994 is included in the table on page 101 under the caption "Loan Portfolio by Type." An analysis of the real estate loan portfolio by security type and state at December 31, 1995 is included in the table on page 102 titled "Real Estate Loans and Real Estate by State." An analysis of the California real estate loan portfolio and nonperforming loans by region at December 31, 1995 is included in the table on page 103 under the caption "California Real Estate Loans and Real Estate."

      The following comprised loans receivable:


                                                       December 31
                                               ---------------------------
(Dollars in thousands)                             1995            1994
                                               -----------     -----------
Loans receivable
  Real estate
    Held for investment                        $27,544,299     $26,430,658
    Available for sale                             159,939          61,302
  Consumer
    Held for investment                          2,307,131       2,186,969
    Available for sale                             327,395         238,476
                                               -----------     -----------
                                                30,338,764      28,917,405
                                               -----------     -----------

  Loans in process                                    (487)         10,712
  Unearned income                                  (88,079)       (111,698)
  Reserve for estimated losses                    (362,849)       (438,051)
                                               -----------     -----------
                                                  (451,415)       (539,037)
                                               -----------     -----------
                                               $29,887,349     $28,378,368
                                               ===========     ===========



      In accordance with FAS 114, a loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on the fair value of the loan's collateral. Changes in fair value are recorded through a valuation allowance. Charge-offs occur upon modification of the loan terms or in the event of foreclosure. The Company's policy for recognizing income on impaired loans is to accrue earnings unless a loan is in foreclosure or becomes nonperforming, at which time the accrued earnings are reversed. Cash receipts for impaired loans are allocated to principal and interest in accordance with the contractual terms of the loan. The recorded investment in loans for which impairment has been recognized and the related reserves for estimated losses follows:


                                                             Impaired Loans
                                  -------------------------------------------------------------------
                                   Having                                  Having
                                   related    Reserves for   Net with    no related
                                   reserves     estimated    reserves   reserves for  Net of reserves
                                  for losses     losses     for losses     losses        for losses
                                  ----------  ------------  ----------  ------------  ---------------
(Dollars in thousands)                                     December 31, 1995
                                  -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family                   $ 52,189       $11,889    $ 40,300       $31,690         $ 71,990
    Apartments                        81,222        18,797      62,425        25,595           88,020
  Commercial
    Offices                           24,196         8,958      15,238         9,793           25,031
    Retail                            31,758         6,812      24,946         5,875           30,821
    Hotel/motel                       38,727         9,292      29,435             -           29,435
    Industrial                        22,509         5,515      16,994         3,004           19,998
    Other                              1,836           526       1,310         1,823            3,133
                                    --------       -------    --------       -------         --------
                                    $252,437       $61,789    $190,648       $77,780         $268,428
                                    ========       =======    ========       =======         ========


                                                           December 31, 1994
                                  -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family                   $ 31,011       $ 6,456    $ 24,555       $17,063         $ 41,618
    Apartments                        77,934        16,418      61,516        28,395           89,911
  Commercial
    Offices                           26,698         9,303      17,395         5,426           22,821
    Retail                            25,916         5,547      20,369         3,902           24,271
    Hotel/motel                       19,659         3,194      16,465         2,207           18,672
    Industrial                        12,646         3,018       9,628         1,728           11,356
    Other                              4,671         1,090       3,581           329            3,910
                                    --------       -------    --------       -------         --------
                                    $198,535       $45,026    $153,509       $59,050         $212,559
                                    ========       =======    ========       =======         ========


      Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

      The average recorded investment in impaired loans and the related amount of interest income recognized during the period of impairment follows:


                                                Year Ended December 31
                                                ----------------------
(Dollars in thousands)                              1995          1994
                                                    ----          ----
Average recorded investment
  in impaired loans                             $243,079      $298,315
Interest income recognized                        17,809        24,733
Interest income recognized
  on cash-basis                                   17,758        25,061



      Loans receivable totaling $8,732,819,000 at December 31, 1995 were pledged to secure FHLB borrowings, certain deposits, securities sold under agreements to repurchase and other obligations and accounts.

      Gross unrealized gains on real estate loans available for sale totaled $1,443,000 at December 31, 1995 and $176,000 at December 31, 1994.

      A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors as well as periodic interest rate caps. Each loan is priced separately with a maximum cap and a minimum floor. The weighted-average cap was 13.08 percent and the weighted-average floor was
4.75 percent at December 31, 1995. At December 31, 1995, $775 million of ARMs with an average yield of 7.34 percent had reached their periodic cap rate. Without the cap, the average yield on those ARMs would have been 7.72 percent. Periodic interest-rate caps are generally in effect for three years. The loss to interest income from real estate loans which have reached their ceiling interest rate was approximately $2,103,000 in 1995. At December 31, 1995, $229,188,000 of ARMs with an average yield of 8.45 percent had reached their floor rate. Without the floor, the average yield on those ARMs would have been 7.87 percent. The benefit to interest income from real estate loans which have reached their floor interest rate was approximately $3,152,000 in 1995 compared with $53,985,000 in 1994. The contract amount on ARMs subject to interest-rate caps and floors does not represent the exposure to market loss.

      The amortization of deferred loan fees included in interest income totaled $33,493,000 in 1995, $53,378,000 in 1994 and $50,339,000 in 1993.

      Certain loans meet the criteria of TDRs. TDRs totaled $126,147,000 at December 31, 1995. This compared with $148,244,000 at the end of 1994 and $294,772,000 at the end of 1993. There were no additional funds committed at December 31, 1995. The decrease in TDRs in 1994 was primarily the result of both a sale and a foreclosure of two nonperforming loans with a combined balance of approximately $92,390,000. In addition, $63,375,000 of performing TDR loans reached the end of the restructuring period, bringing them back to a normal amortization schedule.

      Interest on nonaccrual loans totaled $38,058,000 for the year ended December 31, 1995 compared with $46,909,000 for the year ended December 31, 1994 and $79,588,000 for the year ended December 31, 1993.

      Following is a summary of the reserve for estimated losses and charge-off experience for loans receivable:


                                          Real Estate Loans             Consumer Loans
                                        ---------------------   ------------------------------
                                                                Consumer     Bank
(Dollars in thousands)                     SFR        Other      Finance     Card       Other      Total
                                        ---------   ---------   --------   --------    -------   ---------

Balance at December 31, 1990            $  70,262   $ 126,600   $ 60,408   $ 12,291    $ 9,285   $ 278,846
Provision for losses                       61,724      23,576     32,600     27,200      4,800     149,900
Charge-offs                               (32,529)    (68,366)   (63,949)   (20,192)    (8,309)   (193,345)
Recoveries                                    896       5,831      8,923      1,874      1,420      18,944
Reserves of acquired companies                  -           -      7,434          -      1,271       8,705
                                        ---------   ---------   --------   --------    -------   ---------
Balance at December 31, 1991              100,353      87,641     45,416     21,173      8,467     263,050
Provision for losses                      113,808     228,492     41,900     30,254      5,546     420,000
Charge-offs                               (53,459)   (117,611)   (55,436)   (28,150)    (8,069)   (262,725)
Recoveries                                    240       5,008     14,661      2,022      2,641      24,572
                                        ---------   ---------   --------   --------    -------   ---------
Balance at December 31, 1992              160,942     203,530     46,541     25,299      8,585     444,897
Adoption of FAS 114                         3,153      44,821          -          -          -      47,974
                                        ---------   ---------   --------   --------    -------   ---------
Balance at January 1, 1993                164,095     248,351     46,541     25,299      8,585     492,871
Provision for losses                      300,185     123,468     37,900     (6,533)     7,980     463,000
Charge-offs                              (254,075)   (151,700)   (50,174)   (20,794)    (1,911)   (478,654)
Recoveries                                  2,034       4,273     15,523      2,028      1,194      25,052
                                        ---------   ---------   --------   --------    -------   ---------
Balance at December 31, 1993              212,239     224,392     49,790          -     15,848     502,269
Provision for losses                      167,049         693     41,900          -     (2,442)    207,200
Charge-offs                              (191,701)    (42,981)   (54,041)         -     (3,351)   (292,074)
Recoveries                                  1,420       2,924     15,568          -        744      20,656
                                        ---------   ---------   --------   --------    -------   ---------
Balance at December 31, 1994              189,007     185,028     53,217          -     10,799     438,051
Provision for losses                      161,025     (18,000)    48,500          -     (3,825)    187,700
Charge-offs                              (195,357)    (22,739)   (62,206)         -     (1,265)   (281,567)
Recoveries                                  1,500         860     16,057          -        248      18,665
                                        ---------   ---------   --------   --------    -------   ---------
Balance at December 31, 1995            $ 156,175   $ 145,149   $ 55,568   $      -    $ 5,957   $ 362,849
                                        =========   =========   ========   ========    =======   =========


      As a result of the Company's review of reserve levels which showed an excess of commercial and apartment loan reserves, the Company reduced the Other real estate loans provision for losses by $20,000,000 in 1995. Provisions for losses on the leasing portfolio in both 1995 and 1994, included in Other consumer loan loss provisions, decreased as a result of the reversal of provisions originally established for expected losses which did not materialize.

      The ratio of net charge-offs to average loans and loans underlying mortgage-backed securities with full credit recourse follows:


                                Real Estate Loans             Consumer Loans
                              ---------------------   ------------------------------
                                                      Consumer       Bank
                                 SFR          Other    Finance       Card      Other       Total
                                 ---          -----   --------      -----      -----       -----
Year Ended December 31,
  1995                           .63%           .71%      2.29%         -%       .21%        .72%
  1994                           .71           1.23       2.06          -        .66         .84
  1993                           .98           3.96       2.01      10.44        .19        1.43
  1992                           .21           3.07       2.42       9.62       1.41         .76
  1991                           .13           1.53       3.84       6.18       1.75         .55



      The following table presents the Company's reserve for estimated losses as a percent of the respective loans receivable portfolios, including loans underlying mortgage-backed securities with full credit recourse.


                                Real Estate Loans             Consumer Loans
                              ---------------------   ------------------------------
                                                      Consumer       Bank
                                 SFR          Other    Finance       Card      Other       Total
                                 ---          -----   --------      -----      -----       -----

December 31,
1995                             .50%          4.86%      2.60%         -%      1.20%        .98%
1994                             .66           5.96       2.66          -       2.53        1.28
1993                             .83           6.59       2.72          -       4.20        1.60
1992                             .63           5.83       2.70       9.88       2.34        1.43
1991                             .39           2.27       2.64       7.06       2.18         .82


NOTE 6:  MORTGAGE BANKING

      Data pertaining to mortgage banking operations follow:


                                                Year Ended December 31
                                        ------------------------------------
(Dollars in thousands)                     1995         1994         1993
                                        ----------   ----------   ----------
Loans sold
  Adjustable rate                       $        -   $   55,243   $  420,864
  Fixed-rate                             1,113,259    1,115,751    3,112,773
Mortgage-backed securities sold
  Adjustable rate                          498,099            -       32,010
  Fixed-rate                                     -            -        2,035
                                        ----------   ----------   ----------
                                        $1,611,358   $1,170,994   $3,567,682
                                        ==========   ==========   ==========



      In 1994, the Company sold a $55 million adjustable rate, nonperforming TDR from the real estate loans held for investment portfolio.


                                                       December 31
                                        ----------------------------------------
(Dollars in thousands)                     1995           1994           1993
                                        -----------    -----------    ----------

Loans serviced for others               $11,110,068    $10,992,369    $12,336,807
Loan servicing spread                           .42%           .44%           .42%



      Loan servicing spread represents net servicing income as a percentage of the average portfolio serviced. Custodial escrow balances maintained in connection with the foregoing loan servicing are included in wholesale transaction accounts and totaled $173,856,000 at December 31, 1995 and $157,783,000 at December 31, 1994.

      The present value of retained yield on loans sold is amortized using the interest method adjusted quarterly for actual prepayment experience. At December 31, 1995, excess servicing of $24,830,000 was included in other assets and short servicing of $21,214,000 was included in other liabilities. At December 31, 1994, excess servicing was $25,934,000 and short servicing was $25,356,000. Following is a summary of the net unamortized balance of excess servicing on loans sold:


(Dollars in thousands)                                 1995         1994
                                                     ------     --------

Balance at beginning of year                         $  578      $ 9,160
Additions (reductions) from sales                       994          604
Amortization                                          2,044       (9,186)
                                                     ------      -------
Balance at end of year                               $3,616      $   578
                                                     ======      =======



      Capitalized mortgage servicing rights are recorded as a component of gain on mortgage sales. The value of these servicing rights is based on the assumption that a normal servicing fee will be received for the estimated life of the loans. The following is a summary of capitalized mortgage servicing rights:


(Dollars in thousands)                                             1995
                                                                   ----
Balance at beginning of year                                     $    -
Originated mortgage servicing rights capitalized                  7,248
Amortization                                                       (214)
                                                                 ------
Balance at end of year                                           $7,034
                                                                 ======


      Capitalized mortgage servicing rights are measured for impairment by stratifying the underlying loans based on the predominant risk characteristics of rate, geographic area and product type. Impairment is recognized through a valuation allowance. At December 31, 1995, no impairment was found.

      Gains on mortgage sales were derived from:


                                                 Year Ended December 31
                                             ------------------------------
(Dollars in thousands)                          1995        1994        1993
                                             -------     -------     -------

Loan servicing spread
  Gains                                      $10,834     $ 1,922     $ 5,271
  Losses                                      (2,592)     (1,318)     (8,598)
                                             -------     -------     -------
  Net                                          8,242         604      (3,327)
Premiums (discounts), net                      7,834      (4,559)      4,985
Deferred loan fees                             5,883       8,879      29,968
Hedging gains (losses), net                        -       1,472      (6,822)
Adjust to lower of cost or market                450      (1,057)        (50)
                                             -------     -------     -------
                                             $22,409     $ 5,339     $24,754
                                             =======     =======     =======



      Mortgage banking servicing income consisted of:


                                               Year Ended December 31
                                          --------------------------------
(Dollars in thousands)                       1995        1994         1993
                                          -------     -------     --------

Collections                               $61,980     $68,968     $ 77,706
Guarantee fees                             (8,651)     (8,929)     (10,965)
Amortization of mortgage
  servicing rights                          1,830      (9,186)     (15,556)
                                          -------     -------     --------
                                          $55,159     $50,853     $ 51,185
                                          =======     =======     ========

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


                                                     December 31
                                        ------------------------------------
(Dollars in thousands)                        1995         1994         1993
                                        ----------   ----------   ----------
Loans sold with credit enhancements
  outstanding                           $1,397,411   $1,409,631   $1,756,576
Maximum exposure under credit
  enhancements                             779,902      778,705      778,896



       To facilitate the servicing of delinquent loans under these commitments and to minimize losses to the Company, loans in the amount of $115,636,000 in 1995, $71,400,000 in 1994 and $165,103,000 in 1993 have been repurchased from investors. Repurchased loans are included in the Company's periodic analysis of the adequacy of valuation reserves. Delinquent interest of approximately $2,939,000 in 1995, $1,669,000 in 1994 and $8,187,000 in
1993 was repurchased and subsequently written off. Periodically, the Company repurchases, for investment, loans which were previously sold. The Company repurchased loans totaling $1,061,000 in 1995, $476,274,000 in 1994 and $20,723,000 in 1993.


NOTE 7:  REAL ESTATE

       An analysis of the real estate portfolio and nonperforming real estate by state at December 31, 1995 is included in the table on page 102 titled "Real Estate Loans and Real Estate by State." An analysis of California real estate and nonperforming real estate by region at December 31, 1995 is included in the table on page 103 titled "California Real Estate Loans and Real Estate."

       Real estate available for sale or development consisted of:


                                                       December 31
                                                 ----------------------
(Dollars in thousands)                             1995          1994
                                                 --------      --------
Real estate available for sale
  Real estate acquired through foreclosure       $188,802      $226,574
  Other                                            23,017        55,673
                                                 --------      --------
                                                  211,819       282,247
Property development                               68,436        69,958
Accumulated depreciation                           (6,081)      (18,213)
Reserve for estimated losses                      (57,062)      (77,025)
                                                 --------      --------
                                                 $217,112      $256,967
                                                 ========      ========


      Interest capitalized on property development totaled $4,088,000 at December 31, 1995 and $4,581,000 at December 31, 1994.

      Real estate operations are summarized below:


                                                   Year Ended December 31
                                               ------------------------------
(Dollars in thousands)                           1995       1994       1993
                                               --------   --------   --------

Net (gain) on sales of real estate             $(21,709)  $ (6,437)  $(11,079)
Interest recognized on advances                  (2,337)    (1,341)    (1,023)
Net operating losses and holding costs           28,151     27,632     45,885
                                               --------   --------   --------
                                               $  4,105   $ 19,854   $ 33,783
                                               ========   ========   ========


      Following is a summary of the reserve for estimated losses:


(Dollars in thousands)             1995       1994       1993       1992       1991
                                 --------   --------   --------   --------   --------
Balance at beginning of year     $ 77,025   $123,551   $185,204   $  6,862   $ 13,389
Adoption of FAS 114                     -          -    (66,102)         -          -
                                 --------   --------   --------   --------   --------
Adjusted balance at
  beginning of year                77,025    123,551    119,102      6,862     13,389
Provision for losses                1,500     12,000     92,000    220,000     21,000
Charge-offs                       (21,469)   (65,769)   (87,673)   (41,658)   (28,266)
Recoveries                              6      7,243        122          -        739
                                 --------   --------   --------   --------   --------
Balance at end of year           $ 57,062   $ 77,025   $123,551   $185,204   $  6,862
                                 ========   ========   ========   ========   ========


NOTE 8:  INTEREST RECEIVABLE

      Following is a summary of interest receivable:


                                                   December 31
                                              ---------------------
(Dollars in thousands)                          1995         1994
                                              --------     --------

Real estate loans                             $147,893     $129,052
Mortgage-backed securities                      88,628       68,908
Consumer loans                                  19,338        8,081
Securities                                      17,738       12,937
Taxes                                           24,197       11,120
Other                                              846          827
                                              --------     --------
                                              $298,640     $230,925
                                              ========     ========



      Other includes interest receivable on interest-rate swaps.

NOTE 9:  INVESTMENT IN THE FEDERAL HOME LOAN BANK SYSTEM

      The investment in the Federal Home Loan Banks consisted of capital stock, at cost, totaling $341,102,000 at December 31, 1995 and $306,041,000 at December 31, 1994.

      The Company earned 4.93 percent in 1995, 5.18 percent in 1994 and 3.93 percent in 1993 from dividends on its investment in FHLB stock. FHLB capital stock is pledged to secure FHLB borrowings. Earnings on FHLB stock will presumably continue to be restricted due to the funding requirements imposed on the Federal Home Loan Banks for affordable housing programs and the Resolution Funding Corporation.


NOTE 10:  PREMISES AND EQUIPMENT

      Premises and equipment consisted of the following:


                                                       December 31
                                                 ------------------------
(Dollars in thousands)                              1995          1994
                                                 ----------    ----------
Land                                             $   89,044    $   89,630
Buildings and leasehold improvements                435,204       439,717
Furniture, fixtures and equipment                   554,256       540,919
Software                                             31,060         5,965
Construction in progress                             13,218        14,065
                                                 ----------    ----------
                                                  1,122,782     1,090,296
Accumulated depreciation and amortization          (518,110)     (474,180)
                                                 ----------    ----------
                                                 $  604,672    $  616,116
                                                 ==========    ==========


       The Company leases various branch offices under capital and noncancellable operating leases which expire at various dates through 2073. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five- to 10-year periods. Future minimum lease payments under all noncancellable leases at December 31, 1995 were as follows:

                                              Operating       Capital
(Dollars in thousands)                          Leases         Leases
                                              ---------       -------

Year ending December 31,
1996                                           $ 49,650      $  8,148
1997                                             43,528         8,591
1998                                             35,930         8,641
1999                                             29,069         8,656
2000                                             24,486         8,835
Thereafter                                      135,717       115,463
                                               --------      --------
Total minimum lease payments                   $318,380       158,334
                                               ========
Amount representing interest                                   51,141
                                                             --------
Present value of minimum lease payments                      $107,193
                                                             ========


      Rental expense charged to earnings was $46,433,000 in the year ended December 31, 1995, $55,011,000 in the year ended December 31, 1994 and $53,638,000 in the year ended December 31, 1993.


NOTE 11:  CUSTOMER ACCOUNTS

      A summary of balances at December 31, 1995 and December 31, 1994 by type of account, and at December 31, 1995 by maturity of account is presented on pages 97 and 98, under the captions "By Type," "By Product," and "Year-end 1995 by Maturity." An analysis of term deposits by interest rate and maturity at December 31, 1995 and by interest rate at December 31, 1994 is presented under the caption "Year-end 1995 Term Accounts by Maturity by Interest Rate."

      The average interest rate is based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawals. Noninterest bearing checking accounts represented 5.40 percent of total customer accounts at December 31, 1995 and 5.07 percent at December 31, 1994. Accrued but unpaid interest on customer accounts included in other liabilities totaled $12,091,000 at December 31, 1995 and $9,888,000 at December 31, 1994.

      The following is a summary of interest expense on customer accounts:


                                            Year Ended December 31
                                      ----------------------------------
(Dollars in thousands)                   1995          1994       1993

Checking                              $   35,286     $ 40,034   $ 42,976
Limited access                           150,860      152,081    162,568
Regular savings                           36,995       45,370     40,418
Term                                     993,944      712,814    693,119
                                      ----------     --------   --------
                                      $1,217,085     $950,299   $939,081
                                      ==========     ========   ========


NOTE 12:  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase generally represent borrowings of less than one year. The book value for these agreements approximates fair value. Agreements to repurchase are secured by mortgage loans and securities held by the Company. The collateral is summarized as follows:


                                                           December 31
                                                     -----------------------
(Dollars in thousands)                                  1995         1994
                                                     ----------   ----------
Repurchase liability                                 $6,868,296   $6,299,055
Weighted average yield                                     5.78%        5.80%
U.S. government and federal agency obligations
  Book value                                         $7,041,492   $6,719,178
  Fair value                                          7,102,655    6,481,469


(Dollars in thousands)                         1995         1994         1993
                                               ----         ----         ----

Securities sold under agreements
  to repurchase
  Balance at year end                       $6,868,296   $6,299,055   $        -
  Maximum outstanding at
    any month end                            7,536,524    6,299,055    1,384,092
  Average balance during the year            7,050,882    1,984,652      991,964
  Weighted average rate during
    the year                                      5.90%        5.17%        3.19%
  Weighted average rate at
    year end                                      5.78         5.80            -



NOTE 13:  SHORT-TERM BORROWINGS

      An analysis of borrowings by type at December 31, 1995 and December 31, 1994 and by maturity at December 31, 1995 is presented in the table titled "Borrowings" on page 99.

      The following is a summary of short-term borrowings:


                                                      December 31
                                               -------------------------
(Dollars in thousands)                            1995           1994
                                               ----------     ----------
Commercial paper                               $1,036,413     $  745,461
Federal funds                                     280,000        275,000
Note payable to Student Loan
  Marketing Association                                 -        190,000
                                               ----------     ----------
                                               $1,316,413     $1,210,461
                                               ==========     ==========


      Commercial paper has maturities of less than 270 days, and at December 31, 1995, the average maturity was 26 days. Other short-term borrowings mature in periods of up to 12 months.

      Short-term borrowings are summarized as follows:


(Dollars in thousands)                         1995         1994         1993
                                            ----------    --------     --------
Commercial paper
  Balance at year end                       $1,036,413    $745,461     $392,658
  Maximum outstanding at any
    month end                                1,551,200     887,514      856,973
  Average balance during the year            1,142,851     431,021      521,509
  Weighted average rate during
    the year                                      6.02%       4.78%        3.35%
  Weighted average rate at
    year end                                      5.88        6.06         3.46

Other short-term borrowings
  Balance at year end                       $  280,000    $465,000     $283,825
  Maximum outstanding at any
    month end                                  727,000     540,000      428,618
  Average balance during the year              450,154     328,383      303,850
  Weighted average rate during
    the year                                      6.03%       4.69%        3.77%
  Weighted average rate at
    year end                                      5.85        6.29         3.78



NOTE 14:  OTHER BORROWINGS

      An analysis of borrowings by type at December 31, 1995 and December 31, 1994 and by maturity at December 31, 1995 is presented in the table titled "Borrowings" on page 99. Debt issue costs are amortized on the interest method over the term of the debt.

      The following is a summary of other borrowings:


                                                    December 31
                                             -------------------------
(Dollars in thousands)                          1995           1994
                                             ----------     ----------
Senior debt                                  $2,258,417     $2,374,781
FHLB borrowings                                 855,080        187,000
Other                                            47,428         49,363
                                             ----------     ----------
                                              3,160,925      2,611,144
Company-obligated preferred
  securities of subsidiary trust                100,000              -
                                             ----------     ----------
                                             $3,260,925     $2,611,144
                                             ==========     ==========


FHLB Borrowings

      FHLB borrowings are secured by pledges of real estate loans and the capital stock of the FHLB. At December 31, 1995, interest rates, both fixed and variable, ranged from 5.04 percent to 8.45 percent. Average FHLB borrowings were $186,698,000 in 1995, $306,431,000 in 1994 and $1,058,257,000
in 1993.  Based upon these balances, the weighted average interest rate was
5.39 percent in 1995, 5.63 percent in 1994 and 4.59 percent in 1993.

      GWB has various borrowing alternatives with the FHLB, which include a $200,000,000 facility for overnight advances.

Senior Debt

      The Company has the following senior debt outstanding:


                                                          December 31
                                       Rate at     ------------------------
(Dollars in thousands)                12-31-95        1995          1994
                                      --------     ----------    ----------
GWB fixed-rate notes, due
  between 1997 and 2001
  at various rates                       10.07%    $  581,638    $  581,400
Parent company fixed-rate
  notes, due between 1998
  and 2002                                7.39        672,970       672,585
Parent company Eurodollar
  note, floating rate                        -              -        28,250
Aristar medium-term note,
  fixed rate, due in 1996                 8.75          5,000        23,000
Other Aristar senior
  indebtedness, due between
  1996 and 2001 at various rates          7.30        998,809     1,069,546
                                                   ----------    ----------
                                                   $2,258,417    $2,374,781
                                                   ==========    ==========


      In July 1995, Aristar issued $100,000,000 in senior debt with a coupon of 6.30 percent which matures on July 15, 2000.

      In December 1994, Aristar issued $100,000,000 in senior debt with a coupon of 8.125 percent which matures on December 1, 1997.

      In July 1994, Aristar issued $150,000,000 in senior debt with a coupon of 7.75 percent which matures on June 15, 2001.

Credit Facilities

       In October 1994, amended June 1995, Aristar syndicated a multi-year $450,000,000 Credit Facility with 22 banks for back-up liquidity and general corporate purposes. This agreement provides for drawdowns at a spread to the LIBOR. Aristar pays an annual commitment fee of 11 basis points on the unused portion. There were no borrowings under this agreement in 1995.

       In July 1994, amended April 1995, GWB syndicated a multi-year $400,000,000 Credit Facility with 20 banks for back-up liquidity and general corporate purposes. This agreement provides for drawdowns at a spread to the LIBOR. The Bank pays an annual commitment fee of 12.5 basis points on the unused portion of this credit facility. There were no borrowings under this agreement in 1995.

       In July 1994, amended April 1995, GWFC syndicated a multi-year $200,000,000 Credit Facility with 20 banks for back-up liquidity and general corporate purposes. The agreement provides for drawdowns at a spread to the LIBOR. The Company pays an annual commitment fee of 17.5 basis points on the unused portion. There were no borrowings under this agreement in 1995.

       The Company is subject to various debt covenants and believes it is in compliance at December 31, 1995.

Company-Obligated Preferred Securities of Subsidiary Trust

      In December 1995, Great Western Financial Trust I (the "subsidiary trust"), a wholly-owned subsidiary of Great Western Financial Corporation, issued $100,000,000 of 8.25 percent Trust Originated Preferred Securities (the "preferred securities"). In connection with the subsidiary trust's issuance of the preferred securities, Great Western Financial Corporation issued to the subsidiary trust $103,092,800 principal amount of its 8.25 percent subordinated deferrable interest notes, due 2025 (the "subordinated notes"). The sole assets of the subsidiary trust are and will be the subordinated notes. Great Western Financial Corporation's obligations under the subordinated notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary trust's obligations under the preferred securities.

NOTE 15:  FEDERAL AND STATE TAXES ON INCOME

       Following is a summary of the provision for taxes on income:


                                                  Year Ended December 31

(Dollars in thousands)                         1995        1994        1993
                                             --------    --------    -------
Current tax expense (benefit)
  Federal                                    $ 80,800    $120,100    $21,300
  State                                        24,400      32,500       (800)
                                             --------    --------    -------
                                              105,200     152,600     20,500
                                             --------    --------    -------
Deferred tax expense (benefit)
  Federal                                      51,400         900       (800)
  State                                         4,500       1,800     10,300
                                             --------    --------    -------
                                               55,900       2,700      9,500
                                             --------    --------    -------
                                             $161,100    $155,300    $30,000
                                             ========    ========    =======

      Deferred tax liabilities (assets) are comprised of the following:


                                                           December 31
                                                    -----------------------
(Dollars in thousands)                                 1995          1994
                                                    ---------     ---------

Deferred tax liabilities
  Loan fees and interest income                     $ 202,816     $ 190,479
  Financial leases                                     74,772        81,847
  Unrealized holding gains on securities               72,619             -
  FHLB dividends                                       63,050        54,914
  Depreciation                                         42,303        19,829
  Amortization of intangibles                          23,872        29,743
  Accrued interest income                              16,919        11,291
  Cash method of accounting for income
    tax reporting                                       8,325         7,964
  Election to reduce basis                              6,186         1,275
  Sales of unearned interest income                     2,488        10,202
  Partnership income                                    1,871         5,741
  Other deferred income items                          65,554        43,015
                                                    ---------     ---------
                                                      580,775       456,300
                                                    ---------     ---------
Deferred tax assets
  Loss reserves                                      (117,504)     (173,886)
  State taxes                                         (31,761)      (24,498)
  Postemployment benefits                             (27,433)      (26,577)
  Deferred compensation                               (11,456)       (9,603)
  Unearned insurance commission                       (11,084)      (10,153)
  Gain on mortgage sales                               (6,615)       (7,510)
  Unrealized holding losses on securities                   -       (37,581)
  Other deferred deduction items                      (98,560)      (56,180)
                                                    ---------     ---------
                                                     (304,413)     (345,988)
Deferred tax assets valuation allowance                     -             -
                                                    ---------     ---------
Net deferred tax liabilities                        $ 276,362     $ 110,312
                                                    =========     =========


      The following table reconciles the statutory income tax rate to the consolidated effective income tax rate:


                                                       Year Ended December 31
                                                      1995      1994      1993
                                                      ----      ----      ----

Federal income tax rate                               35.0%     35.0%     35.0%
State franchise tax rate, net of federal
  income tax effect                                    6.1       6.0       7.2
                                                      ----      ----      ----
Statutory income tax rate                             41.1      41.0      42.2
Increase (reduction) in tax rate resulting from:
    Amortization of intangibles                         .9       1.3       7.6
    Settlements with Internal Revenue Service            -         -      (9.8)
    Reversal of taxes previously provided              (.6)     (2.9)     (5.9)
    Low income housing accounting method change       (1.2)        -         -
    Adjustment of deferred tax rate                     .1       (.2)      2.2
    Other items, net                                  (2.1)     (1.0)     (3.7)
                                                      ----      ----      ----
                                                      38.2%     38.2%     32.6%
                                                      ====      ====      ====


      Taxes on income included the following:


                                                   December 31

(Dollars in thousands)                          1995         1994
                                              --------     --------

Net deferred liability
  Federal income tax                          $193,588     $ 56,614
  State franchise tax                           82,774       53,698
                                              --------     --------
                                               276,362      110,312
Taxes payable                                  102,019       85,811
                                              --------     --------
                                              $378,381     $196,123
                                              ========     ========

      Thrift institutions that meet certain tests prescribed by the Internal Revenue Code are allowed a bad debt deduction for federal income tax purposes of either 8 percent of taxable income, or an amount determined from the thrift's loss experience. For 1995, 1994 and 1993 the Company used its loss experience to determine federal taxes payable.

      In accordance with Financial Accounting Standards No. 109 "Accounting for Income Taxes", a federal deferred tax liability of $253,571,000 has not been recognized at December 31, 1995 for $724,488,000 of temporary differences relating to the tax bad debt reserves of the Bank that arose prior to 1988.

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

      The net periodic pension cost is computed as follows:


                                              Year Ended December 31
(Dollars in thousands)                      1995       1994       1993
                                          --------   --------   --------
Return on plan assets:
  Actual return                           $(37,162)  $  1,877   $(15,715)
  Expected return lower (higher)
    than actual return                      21,459    (17,559)     2,003
                                          --------   --------   --------
  Expected return                          (15,703)   (15,682)   (13,712)
Service cost                                 9,360     11,400      9,899
Interest cost                               14,266     13,981     12,351
Net amortization of initial
  unrecognized net
  (asset) as of January 1, 1987               (676)      (676)      (676)
Amortization of unrecognized net
  gain and deferrals                           530      1,398      1,076
Amortization of unrecognized prior
  service cost                                (185)      (185)      (185)
                                          --------   --------   --------
                                          $  7,592   $ 10,236   $  8,753
                                          ========   ========   ========


      Assumptions used in determining the net periodic pension cost were:


                                                    Year Ended December 31
                                                    -----------------------
                                                    1995      1994     1993
                                                    ----      ----     ----

Weighted average discount rate                      8.25%     7.75%    8.00%
Rate of increase in future compensation levels      5.50      5.50     5.75
Expected long-term rate of return on plan assets    9.00      9.00     9.00



      Although the actual return on plan assets is shown, the expected long-term rate of return is used in determining net periodic pension cost. The difference between the actual return and expected return is shown as amortization of unrecognized net gain (loss).

      Accumulated plan benefit information and the funded status of the plan follow:


                                                         December 31
                                                    ---------------------
(Dollars in thousands)                                1995         1994
                                                    --------     --------

Accumulated benefit obligation
  Vested                                            $165,016     $142,865
  Nonvested                                            4,516        4,887
                                                    --------     --------
                                                    $169,532     $147,752
                                                    ========     ========
Projected benefit obligation                        $201,421     $178,043
Fair value of plan assets                            212,084      170,808
                                                    --------     --------
Plan assets in excess of (less
  than) benefit obligation                            10,663       (7,235)
Unrecognized net transition asset                          -         (676)
Unrecognized prior service costs                           -         (185)
Unrecognized net loss                                 20,467       34,294
                                                    --------     --------
Prepaid pension cost included in
  other assets                                      $ 31,130     $ 26,198
                                                    ========     ========


      The assumptions used in determining the actuarial present value of the projected benefit obligation were:


                                             Year Ended December 31
                                             ----------------------
                                             1995     1994     1993
                                             ----     ----     ----

Weighted average discount rate               7.50%    8.25%    7.75%
Rate of increase in future
  compensation levels                        5.25     5.50     5.50
Expected long-term rate of return
  on plan assets                             9.00     9.00     9.00

/TABLE

      Plan assets include certificates of deposit at GWB, equity securities, mutual funds, mortgage-backed securities and other fixed-income securities. There were no certificates of deposit at GWB at December 31, 1995. Certificates of deposit at GWB totaled $6,400,000 at December 31, 1994.

      The Company has an unfunded retirement restoration plan for employees whose benefits under the principal funded plan are reduced because of compensation deferral elections or limitations under federal tax laws. Pension expense for these plans totaled $945,000 in 1995 and $213,000 in 1994. At December 31, 1995, the projected benefit obligation for these plans was $5,785,000.

      The Company also sponsors a nonqualified, unfunded, supplemental executive retirement plan for certain senior officers and a nonqualified unfunded directors' retirement plan. Data related to these plans follow:


                                                  December 31
                                              -------------------
(Dollars in thousands)                          1995        1994
                                              -------     -------

Projected benefit obligation                  $28,074     $27,993
Unrecognized net obligation                     3,280       3,787



      Pension expense for these plans totaled $4,231,000 in 1995, $4,590,000 in 1994 and $4,420,000 in 1993.

      The Company provides an optional deferred compensation plan for certain employees. Eligible employees can defer a portion of their compensation and the Company agrees to pay interest on the balance of funds deferred. An enhanced rate is paid on funds deferred over three years.

      The Company has purchased cost recovery life insurance, primarily with one carrier, on the lives of the participants of the supplemental executive retirement plan, directors' retirement plan and deferred compensation plan and it is sole owner and beneficiary of said policies. The amount of
coverage is   designed to provide sufficient revenues to fund said plans.
The net cash surrender value of this life insurance, recorded in other assets, was $163,736,000 at December 31, 1995 and $151,393,000 at December 31, 1994, and net premium income related to insurance purchased was $6,846,000 in 1995, $2,646,000 in 1994 and $5,967,000 in 1993.

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


                                                        December 31
                                                    -------------------
(Dollars in thousands)                                1995        1994
                                                    -------     -------

Accumulated postretirement benefit obligation
  Retirees                                          $29,000     $24,900
  Fully eligible active employees                     4,300       4,100
  Other active employees                             19,700      18,100
                                                    -------     -------
                                                     53,000      47,100
Unrecognized net gain                                   728       2,959
                                                    -------     -------
Accrued postretirement benefit                      $53,728     $50,059
                                                    =======     =======

      The net postretirement medical and life insurance costs follow:


                                             Year ended December 31
                                          ----------------------------
(Dollars in thousands)                     1995       1994       1993
                                          ------     ------     ------

Service cost                              $2,307     $2,349     $1,856
Interest cost of accumulated
  postretirement benefit
  obligation                               3,896      3,730      3,370
Curtailment gain                            (570)         -          -
                                          ------     ------     ------
                                          $5,633     $6,079     $5,226
                                          ======     ======     ======


      For measurement purposes, the cost of medical benefits was projected to increase at a rate of 10.75 percent in 1995, and 9.00 percent in 1996 thereafter decreasing 1 percent per year until a stable 5.00 percent medical inflation rate is reached in 2000. Increasing the assumed health care cost trend by 1 percent in each year would increase the accumulated postretirement benefit obligation at December 31, 1995 by approximately $3,300,000 and the aggregate of the service and interest components of net periodic postretirement benefit cost for the year ended December 31, 1995 by $600,000. The present value of the accumulated benefit obligation assumed a 7.50 percent discount rate compounded annually at December 31, 1995 and 8.25 percent at December 31, 1994.

Stock Option Plans

      The Company currently has a stock option plan in effect: the 1988 Stock Option and Incentive Plan ("stock option plan"). Options are granted at the market value of the common stock on the date of grant. The stock option plan consists of two separate plans: the Key Employee Program under which options (both incentive and nonqualified), stock appreciation rights, dividend equivalents and certain other performance and incentive awards may be granted to officers, key employees and certain other individuals; and the Non-employee Director Program under which non-qualified options will be automatically granted to non-employee directors under certain circumstances. The Company has set aside 12,500,000 shares of common stock to be delivered pursuant to the stock option plan, of which a maximum of 750,000 may be delivered under the Non-employee Director Program. Options may be exercised either by payment of cash, or the optionee may deliver GWFC common stock of an equivalent market value at the date of exercise. Proceeds from the exercise of stock options are credited to common stock for the aggregate par value of shares issued, and the excess is credited to additional capital.

      The Company has granted performance-based restricted stock awards to encourage and reward high levels of performance of the Company as measured by returns to shareholders. The shares will fully vest 10 years after the award date, and prior to such time, they are subject to accelerated vesting based on the Company's performance. At December 31, 1995, a total of 1,115,244 shares with a value of $20,709,000 had been granted. The unearned compensation is recorded as a separate reduction of stockholders' equity and is being amortized to expense over 60 months. The total amount of compensation expense related to restricted stock awards recorded was $3,257,000 in 1995, $3,798,000 in 1994 and $3,693,000 in 1993.

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

      Information with respect to stock options follows:


                                          Option Shares    Option Price Range
                                          -------------    ------------------
1994
  Outstanding at beginning of year            5,316,595       $ 7.70 - $22.15
  Granted                                     2,287,806        16.63 -  20.25
  Cancelled                                    (209,860)       14.75 -  18.88
  Exercised                                    (282,300)       10.38 -  18.88
                                             ----------       ---------------
  Outstanding at end of year                  7,112,241         7.70 -  22.15
1995
  Granted                                       451,548        16.00 -  21.38
  Cancelled                                    (254,960)       10.38 -  18.88
  Exercised                                    (704,985)        7.70 -  20.50
                                             ----------       ---------------
  Outstanding at end of year                  6,603,844       $ 7.70 - $22.15
                                             ==========       ===============
  Options exercisable at
    December 31, 1995                         4,236,288       $ 7.70 - $22.15
                                             ==========       ===============
/TABLE

Savings Plans

       The Company has an Employee Savings Incentive Plan which grants to all eligible employees the opportunity to invest up to 14 percent of their earnings in certain investment alternatives. For investments by employees of up to 6 percent of their earnings, the Company is obligated to and has contributed an amount equal to one-half thereof for credit to the employees' accounts. Further, the board of directors, at its discretion, may increase the Company's contribution to match up to 100 percent of the Company's obligated contribution. In 1995 and 1994 discretionary awards were made.
The Company contributed approximately $7,342,000 in 1995, including a discretionary addition of $1,794,000, $7,886,000 in 1994, including a discretionary addition of $1,877,000 and $6,703,000 in 1993.


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

       Authorized but unissued shares of common stock reserved for stock options were 11,562,521 at December 31, 1995 and 12,242,175 at December 31, 1994. In addition, 245,947 shares of common stock had been reserved for the Dividend Reinvestment Plan.

       Parent company equity in retained earnings of subsidiaries was $1,377,535,000 at December 31, 1995 and $1,179,243,000 at December 31, 1994.

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

       The following ratios compare GWB with the fully phased-in capital requirements under regulations issued by the OTS:

                                            December 31, 1995
                             ----------------------------------------------
                                 Actual           OTS Benchmark     Capital
(Dollars in millions)        Amount       %      Amount      %       Excess
                             ------      ---     ------     ---     -------

Leverage/tangible ratio      $2,366     5.66     $1,254    3.00      $1,112
Tier 1 risk-based ratio       2,361     9.40      1,004    4.00       1,357
Total risk-based ratio        2,966    11.81      2,008    8.00         958


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

       Thrift institutions that meet certain tests prescribed by the Internal Revenue Code are allowed a bad debt deduction for federal income tax purposes. Because of such deductions, only $725,000,000 of retained earnings of the Bank at December 31, 1995 are available for use without adverse tax consequences. This amount represents the earnings and profits of the bank which, in accordance with the Internal Revenue Code, are available for the payment of dividends. If retained earnings in excess of earnings and profits are subsequently used by the Bank for purposes other than to absorb loan losses, including distributions in liquidation, the amounts used will be subject to federal income taxes at the then prevailing corporate tax rates. It is not contemplated that retained earnings will be used in a manner which will create federal income tax liabilities.

Rights Plan

      On June 24, 1986, the Board of Directors of the Company adopted a Rights Plan pursuant to which the Company distributed certain rights (a "Right") for each outstanding share of common stock held as of the close of business on July 14, 1986.

      Each full Right, if it becomes exercisable, initially entitles the holder to purchase from the Company a unit of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $175 per unit, subject to adjustment. The Rights attach to shares of common stock issued after July 14, 1986, and will expire on July 14, 1996 unless redeemed earlier. The Rights may not be exercised, and will not detach or trade separately from the common stock, except as described below.

      The Rights will detach from the common stock and may be exercised only if a person or group becomes the beneficial owner of 15 percent or more of the common stock ( a "Stock Acquisition"). If a Stock Acquisition occurs (except pursuant to an offer for all outstanding shares of the common stock which the Company's independent directors determine is fair to and otherwise in the best interest of the Company and its stockholders), the Rights flip-in and each Right not owned by such person will entitle the holder to purchase, at the Right's then current exercise price, common stock (or, if the number of shares of authorized common stock is insufficient to permit the full exercise of the Rights, cash, property or other securities of the Company) having a formula value equal to twice the Right's exercise price. In addition, if at any time following a Stock Acquisition, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation (other than a merger which follows an offer at the same price and for the same consideration as the offer approved by the Board of Directors of the Company as described in the immediately preceding sentence), or (ii) 50 percent or more of the Company's assets or earnings power is sold or transferred, the Rights flip-over and each unexcerised Right will entitle its holder to purchase, at the Right's then current exercise price, common shares of the other person having a formula value equal to twice the Right's exercise price. The Rights may be redeemed by the Company at any time prior to ten days following the date of a Stock Acquisition (which period may be extended by the Company's Board of Directors at any time while the Rights are still redeemable). Upon the occurrence of a flip-in or flip-over event, if the Rights are not redeemed, the Rights would result in substantial dilution to any person who has acquired 15 percent or more of the outstanding common stock or who attempts to merge or consolidate with the Company. As a result, the Rights may deter potential attempts to acquire control of the Company without the approval of the Company's board of directors.

      On June 27, 1995, the Board of Directors of the Company also declared a dividend distribution of one Right (each a "new Right") for each outstanding share of common stock to stockholders of record at the close of business on the earlier of the date on which the current Rights Plan expires or the date on which the existing Rights are redeemed in accordance with the provisions of the current Rights Plan. Each new Right is identical to the existing Rights, except that the new Rights will initially entitle the holder to purchase from the Company a unit of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $80.00 per unit, subject to adjustment, and the new Rights will expire July 14, 2006.


NOTE 18:  CONTINGENCIES

       In the normal course of its business, the Company is named a defendant in various legal proceedings and claims. In the opinion of management, after consultation with outside legal counsel representing the Company in these lawsuits, their outcomes will not have a material effect on the Company's financial position, liquidity or results of operations.

      The operations of the Company are significantly influenced by general economic conditions, by the related monetary and fiscal policies of the federal government, and by the regulatory policies of financial institution regulatory authorities. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending and other investment activities are affected by the demand for mortgage financing and consumer and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds.


NOTE 19:  PARENT COMPANY FINANCIAL INFORMATION

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

Statement of Operations
                                              Year Ended December 31
                                        ---------------------------------
(Dollars in thousands)                    1995        1994         1993
                                        --------    --------    ---------
Income
Dividends from subsidiary banks         $ 71,320    $139,764    $ 500,970
Dividends from nonbanking
  subsidiaries                            27,500      29,500       23,500
Management fees and interest
  charged subsidiaries                     6,814       6,959       10,705
Income (loss) from securities
  and investments                          8,895       8,188         (343)
Other                                      1,136       1,848        3,056
                                        --------    --------    ---------
                                         115,665     186,259      537,888
                                        --------    --------    ---------

Expenses
Interest expense on borrowings            59,125      56,567       45,219
Operating and administrative              18,036      21,703       17,805
Federal and state taxes
  (credits) on income                    (26,008)    (24,294)     (22,368)
                                        --------    --------    ---------
                                          51,153      53,976       40,656
                                        --------    --------    ---------
Earnings before undistributed
  net earnings of subsidiaries            64,512     132,283      497,232
Undistributed (overdistributed) net
  earnings of subsidiaries               196,510     118,951     (435,185)
                                        --------    --------    ---------
                                        $261,022    $251,234    $  62,047
                                        ========    ========    =========


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

Statement of Financial Condition

                                                         December 31
                                                   ------------------------
(Dollars in thousands)                                1995          1994
                                                   ----------    ----------

Assets
Cash                                               $      831    $    1,933
Certificates of deposit and federal funds              82,000       115,000
Securities available for sale                          57,913        86,726
Investment in subsidiaries at cost plus
  equity in undistributed earnings
    Great Western Bank                              2,717,788     2,256,089
    Aristar                                           451,570       414,262
    Nonbanking subsidiaries                            97,882        97,902
Company owned life insurance                          163,354       151,044
Advances to subsidiaries                               96,741        98,146
Taxes receivable                                       38,433        30,363
Other assets                                          104,223        98,238
                                                   ----------    ----------
                                                   $3,810,735    $3,349,703
                                                   ==========    ==========

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses              $  162,467    $  151,651
Commercial paper                                       49,729        13,431
Floating-rate notes                                         -        28,250
Fixed-rate notes                                      672,970       672,585
Subordinated notes                                    103,093             -
                                                   ----------    ----------
                                                      988,259       865,917
Stockholders' equity (see Consolidated
  Statement of Financial Condition)                 2,822,476     2,483,786
                                                   ----------    ----------
                                                   $3,810,735    $3,349,703
                                                   ==========    ==========

      Following is a summary of the parent company debt by maturity:


(Dollars in thousands)                  December 31, 1995
                                        -----------------

1996                                             $ 49,729
1998                                              249,689
2000                                              223,960
2001 and thereafter                               302,414
                                                 --------
                                                 $825,792
                                                 ========


Statement of Cash Flows
                                                 Year Ended December 31
                                           ---------------------------------
(Dollars in thousands)                       1995        1994        1993
                                           ---------   ---------   ---------
Operating Activities
  Net earnings                             $ 261,022   $ 251,234   $  62,047
  Noncash adjustments to net earnings
    (Undistributed) overdistributed
      net earnings of subsidiaries          (196,510)   (118,951)    435,185
    Income taxes                              (8,303)     31,528      46,170
    Other                                     (2,432)    (40,044)    245,699
                                           ---------   ---------   ---------
  Net cash provided by operating
    activities                                53,777     123,767     789,101
                                           ---------   ---------   ---------
Financing Activities
  Proceeds from issuance of
    Common stock                              60,195      29,842      31,168
  Cash dividends paid                       (149,688)   (147,539)   (145,892)
                                           ---------   ---------   ---------
                                             (89,493)   (117,697)   (114,724)
  Borrowings
    Proceeds from new long-term debt         103,093           -     373,019
    Repayment of long-term debt              (28,250)          -     (77,785)
    Net change in short-term debt             36,298      13,431           -
                                           ---------   ---------   ---------
                                             111,141      13,431     295,234
                                           ---------   ---------   ---------
  Net cash provided by (used in)
    financing activities                      21,648    (104,266)    180,510
                                           ---------   ---------   ---------
Investing Activities
  Proceeds from maturities                    49,852      24,863           -
  Purchases of securities                    (19,532)    (87,754)    (24,919)
  Investment in subsidiaries                (139,847)    (50,177)   (734,231)
                                           ---------   ---------   ---------
  Net cash (used in) investing
    activities                              (109,527)   (113,068)   (759,150)
                                           ---------   ---------   ---------
Net (decrease) increase in cash and
  cash equivalents                           (34,102)    (93,567)    210,461
Cash and cash equivalents at
  beginning of year                          116,933     210,500          39
                                           ---------   ---------   ---------
Cash and cash equivalents at
  end of year                              $  82,831   $ 116,933   $ 210,500
                                           =========   =========   =========

Supplemental cash flow disclosure
Cash paid (received) for
  Interest on borrowings                   $  59,195    $  56,300    $  38,427
  Income taxes                               (17,937)     (54,594)       8,761


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

Interest Rate Risks

       The Company uses derivative financial instruments to manage its exposure to interest rate changes related to its portfolio of loans and borrowings. The Company's objective is to manage the impact of interest rate changes on earnings. The notional amounts of interest-rate risk management instruments used by the Company are indicated in the following table:


                                               December 31
                                           --------------------
(Dollars in thousands)                       1995        1994
                                           --------    --------
Forward sales contracts                    $ 60,700    $  1,410
Interest-rate swaps                         109,000     109,000
Cash flow swaps                             180,711     197,991


       The Company, from time to time, uses purchased put options to hedge its exposure to increasing interest rates with respect to its fixed-rate loan commitments. Put options grant the Company, for a premium payment, the right to sell to the writer a specified financial instrument at a predetermined price for a predetermined period of time. The cost is recorded in other assets and amortized to gains and losses on loan sales over the life of the hedged assets. Realized gains from option contracts are recorded at the time the hedged instrument expires.

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

       The Company uses interest-rate swaps to manage interest-rate risk and reduce interest expense by improving the execution of borrowings to which the interest-rate swap is tied. At December 31, 1995 and 1994, the Company had outstanding interest-rate swaps related to FHLB borrowings in which the Company paid a fixed rate and received a rate tied to three month LIBOR. At December 31, 1995, the rate paid was 5.26 percent and the rate received was
5.95 percent. Interest receivable on these swaps is recorded in interest receivable and interest payable is recorded in other liabilities. The income and expense related to these interest-rate swaps was recorded as a decrease or increase to interest expense on borrowings. The net benefit of interest-rate swap agreements was $953,000 for the year ended December 31, 1995, compared to a net cost of $775,000 for the year ended December 31, 1994 and $3,825,000 for the year ended December 31, 1993.

       The Company's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Company. The Company manages the potential credit exposure through careful evaluation of counterparty credit standing.

       The Company uses cash flow swap agreements to reduce its interest-rate exposure with regard to its Investor CD, an insured account which is indexed to the Standard and Poor's (S&P) 500 performance. The Company agreed to pay a fixed or variable rate in exchange for the customer receiving a return tied to the S&P 500. The average interest rate paid by GWB was 5.13 percent at December 31, 1995 and 4.39 percent at December 31, 1994. The monthly payment is recorded in interest expense on customer accounts and the amount received is passed to the customer as the yield on the Investor CD. The exposure to accounting loss on the cash flow swap agreements in the event of the failure of a counterparty to perform according to the terms of the contract would approximate the amount of interest to be paid to the Bank's customers on the Investor CD portfolio.

Credit Commitments

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

       The Company had outstanding commitments to fund real estate loans of $716,924,000 at December 31, 1995 which consisted of $144,587,000 fixed-rate and $572,337,000 adjustable rate, and $881,575,000 at December 31, 1994 which consisted of $22,264,000 fixed-rate and $859,311,000 adjustable rate.

       The Company has issued standby letters of credit from time to time to meet the credit needs of its customers. The letters of credit outstanding are generally performance guarantees supporting certain property development projects and totaled $10,410,000 at December 31, 1995 and $12,892,000 at December 31, 1994. The notional value of letters of credit does not necessarily represent future cash requirements.

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

       The following table presents the carrying amount and fair value of investments and mortgage-backed securities:


                                     December 31, 1995          December 31, 1994
                                  -----------------------    -----------------------
                                   Carrying       Fair        Carrying      Fair
(Dollars in thousands)              Amount        Value        Amount       Value
                                  ----------   ----------    ----------   ----------
Certificates of deposit and
  federal funds                  $   257,125  $   257,125    $  165,125   $  165,125
Securities available for sale      1,092,459    1,092,459       917,095      917,095
Mortgage-backed securities         9,803,441    9,858,623     9,269,607    9,146,234



Loans Receivable

       Fair value on fixed-rate real estate product is generally determined on the specific identification method. An aggregate method is used on adjustable rate products.

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

       Fair value of consumer loans is predominantly based on discounted future cash flows. The discount rate used was based upon a projected treasury yield curve adjusted for various risk factors depending on the type of loan. The fair value of student loans is based on market quotes. The fair value of nonterm consumer loans generally is the book value at the reporting date. These loans include checking overdraft, installment loans and other miscellaneous consumer loan related accounts.

Mortgage Servicing Rights

       The fair value of mortgage servicing rights, which includes excess/short servicing fees and originated mortgage servicing rights, is determined by recalculation of the discounted cash flows at market rates.

       The following table presents fair value information for loans receivable, net of allowance for loan losses and undisbursed loan funds, for excess/short servicing fees and originated mortgage servicing rights. The fair value of lease financing receivables is not estimated as they are not considered financial instruments.


                                     December 31, 1995         December 31, 1994
                                 ------------------------  ------------------------
                                   Carrying      Fair        Carrying      Fair
(Dollars in thousands)              Amount       Value        Amount       Value
                                 -----------  -----------  -----------  -----------

Loans receivable
  Real estate                    $27,314,352  $27,304,438  $26,016,944  $25,113,197
  Consumer
    Term                           2,046,377    2,052,536    1,929,278    1,908,099
    Nonterm                          451,848      457,237      340,450      341,971
Excess/short servicing fees            3,616        6,286          578        8,833
Originated mortgage servicing
  rights                               7,034        7,034            -            -



Customer Accounts

       Term deposits are stratified by remaining maturity, and fair value is calculated based on discounted future cash flows. The discount rate used was based upon a projected treasury yield curve. Fair value includes the effects of compounding where applicable.

       The fair value of nonterm deposits has been determined to be the amount payable on demand at the reporting date. Nonterm deposits include all customer accounts without defined maturities, such as checking, money market savings and regular savings.

       The following table presents information for deposit liabilities:


                              December 31, 1995           December 31, 1994
                          -------------------------   -------------------------
                            Carrying       Fair         Carrying       Fair
(Dollars in thousands)       Amount        Value         Amount        Value
                          -----------   -----------   -----------   -----------

Customer accounts
  Term                    $17,983,752   $18,022,943   $16,530,164   $16,173,443
  Nonterm                  11,251,176    11,251,176    12,170,783    12,170,783



Short-term Borrowings

      Because of the short-term nature of these borrowings, fair value approximates book value.

Securities Sold Under Agreements to Repurchase and Other Borrowings

      Long-term borrowings are stratified by remaining maturity, and fair value is calculated based on discounted future cash flows. The discount rate used was based upon a projected treasury yield. The maturity used in the present value calculation of long-term, variable-rate borrowings is the date at which the borrowing would next be repriced.

      The following table presents information for borrowings:


                                     December 31, 1995         December 31, 1994
                                  -----------------------   -----------------------
                                   Carrying       Fair       Carrying       Fair
(Dollars in thousands)              Amount        Value       Amount        Value
                                  ----------   ----------   ----------   ----------

Securities sold under
  agreements to repurchase        $6,868,296   $6,868,296   $6,299,055   $6,281,300
Short-term borrowings              1,316,413    1,316,413    1,210,461    1,210,461
Other borrowings
  Fixed-rate notes                 2,253,417    2,419,265    2,323,531    2,291,933
  FHLB borrowings                    855,080      855,636      187,000      186,719
  Medium-term notes                    5,000        5,060       23,000       23,442
  Floating-rate notes                      -            -       28,250       28,246
  Company-obligated preferred
   securities of subsidiary
   trust                             100,000      101,500            -            -
  Other                               47,428       64,055       49,363       54,981



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

       The estimated fair values of the Company's off-balance-sheet financial instruments were as follows:

                                        December 31, 1995       December 31, 1994
                                      ---------------------   ---------------------
                                      Carrying       Fair     Carrying       Fair
(Dollars in thousands)                 Amount        Value     Amount        Value
                                      --------     --------   --------      -------
Other financial instruments
Assets
  Loan commitments
    Fixed                                $   -      $   (76)     $   -     $ (1,194)
    Variable                                 -       13,164          -      (15,224)
  Forward sales contract                     -          384          -            2
  Standby letters of credit                  -          (62)         -          (77)
Liabilities
  Interest-rate swaps                      113          320         95        8,543
  Cash flow swaps                         (796)       9,672       (747)        (631)



      The carrying value of off-balance-sheet financial instruments represents accruals or deferred income arising from those financial instruments.


NOTE 21:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial operating data are included in "Stockholder Data and Quarterly Information (Unaudited)" on page 104 of this annual report to stockholders.

      Fourth quarter 1994 earnings included a $62.3 million pretax gain ($37.1 million, or $.28 per share after tax) on the sale of 31 Florida West Coast retail banking branches sold in December. In addition, the Company wrote off approximately $11.7 million ($7.5 million, or $.06 per share, after tax) of intangibles related to interstate banking access rights.

      Third quarter 1993 earnings were affected by an additional $150 million of provisions for losses on loans and real estate established for four separate bulk sales of distressed assets.

NOTE 22:  SEGMENT DATA

      A description and summary of business segments is included in the section titled "Segment Data" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                    REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Great Western Financial Corporation

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Great Western Financial Corporation and its subsidiaries ("the Company") at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company adopted accounting standards that changed its methods of accounting for impairment of loans and certain debt and equity securities in 1993 and its methods of accounting for mortgage servicing rights and long-lived assets in 1995.

/s/ Price Waterhouse LLP

Los Angeles, California
January 18, 1996

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

/s/ Carl F. Geuther

Carl F. Geuther
Executive Vice President and Chief Financial Officer

January 18, 1996

                                  STATISTICAL INFORMATION

CASH AND SECURITIES ANALYSIS

                                                                                         December 31
                                                               ----------------------------------------------------------
                                                  Rate at
(Dollars in millions)                            12-31-95        1995         1994         1993         1992         1991
                                                 --------        ----         ----         ----         ----         ----
By Type
Certificates of deposit, federal funds,
  repurchase agreements                              5.81%     $  257       $  165       $  217       $  350       $  105
U.S. government securities                           5.55          11           10          336            4          107
Federal agency securities                            6.43         606          515           41           49           23
Corporate debt securities                            6.19         445          364          433          452          455
Other securities                                     6.10          31           28           61          119           93
                                                     ----      ------       ------       ------       ------       ------
                                                                1,350        1,082        1,088          974          783
Cash                                                              837          984          759          686          615
                                                               ------       ------       ------       ------       ------
                                                               $2,187       $2,066       $1,847       $1,660       $1,398
                                                               ======       ======       ======       ======       ======
Yield to maturity on interest earning
  securities at year end, excluding
  insurance subsidiary                                           6.23%        6.28%       4.66%         5.21%        6.74%



Year-end 1995 by Maturity                                        Less than          1-5            5-10        After 10
(Dollars in millions)                          Total              one year         years          years           years
                                               -----            -----------        -----          -----        --------
Fair Value
Certificates of deposit, federal funds,
  repurchase agreements                       $  257   5.81%    $257   5.81%    $  -      -%    $ -      -%    $ -      -%
U.S. government securities                        11   5.55        2   5.10        6   5.66       3   5.65       -      -
Federal agency securities                        606   6.43      319   6.40      280   6.47       7   6.47       -      -
Corporate debt securities                        445   6.19      248   5.90      135   6.29      49   7.33      13   6.43
Other securities                                  31   6.10       17   5.94        7   5.86       3   6.70       4   6.79
                                              ------   ----     ----   ----     ----   ----     ---   ----     ---   ----
                                              $1,350   6.22%    $843   6.06%    $428   6.39%    $62   7.13%    $17   6.51%
                                              ======   ====     ====   ====     ====   ====     ===   ====     ===   ====

Securities, excluding insurance subsidiary    $1,286   6.23%    $826   6.07%    $415   6.41%    $40   7.66%    $ 5   6.88%
                                              ======   ====     ====   ====     ====   ====     ===   ====     ===   ====

Amortized Cost
Certificates of deposit, federal funds,
  repurchase agreements                       $  257            $257            $  -            $ -            $ -
U.S. government securities                        11               2               6              3              -
Federal agency securities                        599             317             276              6              -
Corporate debt securities                        443             247             135             49              12
Other securities                                  31              17               7              3               4
                                              ------            ----            ----            ---             ---
                                              $1,341            $840            $424            $61             $16
                                              ======            ====            ====            ===             ===
/TABLE

                                                 STATISTICAL INFORMATION (continued)

CUSTOMER ACCOUNTS

                               Coupon                                           December 31
                              rate at    ------------------------------------------------------------------------------------
(Dollars in millions)        12-31-95       1995     %       1994     %       1993     %        1992     %        1991     %
                             --------       ----   ----      ----   ----      ----   ----       ----   ----       ----   ----
By Type
Retail accounts
  Transaction accounts
    Checking                      .81%   $ 4,488     15   $ 4,573     16   $ 4,533     14    $ 3,859      12   $ 2,764      9
    Limited access               3.28      4,826     16     5,440     19     6,699     21      7,012      23     5,431     18
    Regular savings              2.00      1,763      6     2,000      7     2,146      7      1,790       6     1,363      5
  Term accounts
    Less than 6 months           4.79      1,320      5     1,610      5     2,872      9      5,018      16     5,851     19
    6 months                     5.33      7,626     26     5,135     18     7,004     22      5,338      17     7,850     26
    1 year                       6.06      4,601     16     4,891     17     2,868      9      1,515       5     1,543      5
    2 years                      5.24        511      2       558      2        595     2        547       2       611      2
    3 years and over             6.13      2,277      8     2,558      9     2,878      9      2,173       7     1,298      4
    Deferred compensation        5.48      1,361      4     1,372      5     1,349      5      2,974      10     2,811      9
                                         -------   ----   -------   ----   -------   ----    -------    ----   -------   ----
Total retail accounts                     28,773     98    28,137     98    30,944     98     30,226      98    29,522     97
Wholesale accounts               3.50        462      2       564      2       588      2        683       2     1,048      3
                                         -------   ----   -------   ----   -------   ----    -------    ----   -------   ----
                                         $29,235          $28,701          $31,532            $30,909          $30,570
                                         =======          =======          =======            =======          =======
Average rate at year end                           4.23%            3.60%            3.10%              3.48%            5.34%

By Product
Checking accounts                        $ 9,196     31   $ 9,856     34   $11,040     35    $10,703      35   $ 8,092     27
Regular savings accounts                   1,763      6     1,999      7     2,146      7      1,790       6     1,363      4
Wholesale transaction                        174      1       158      1       173      *        197       1       330      1
Public funds                                 288      1       403      1       411      1        457       1       514      2
Other broker accounts                          -      -         4      *         4      *         28       *       203      1
Tax-deferred accounts
  Deferred compensation                    1,361      5     1,372      5     1,349      5      2,974      10     2,811      9
  IRA/Keogh                                2,766      9     2,712     10     2,894      9      2,825       9     2,743      9
Consumer term accounts                    13,687     47    12,197     42    13,515     43     11,935      38    14,514     47
                                         -------   ----   -------   ----   -------   ----    -------    ----   -------   ----
                                         $29,235          $28,701          $31,532           $30,909           $30,570
                                         =======          =======          =======           =======           =======

*less than one percent

                                                 STATISTICAL INFORMATION (continued)


Year-end 1995 Term Accounts by Maturity by Interest Rate

                                                90 days   180 days                                   December 31
                                      Within         to      to        1-2     2-3    3 years     -----------------
(Dollars in millions)                90 days   180 days    1 year     years   years   and over     1995       1994
                                     -------   --------   --------    -----   -----   --------    ------    -------

Under 4%                             $   127    $    29    $    23  $     9   $   4      $   7   $   199     $3,745
4 to 6%                                3,064      4,076      2,803    2,269     319        294    12,825      9,363
6 to 8%                                1,159        553      1,182    1,371      66        432     4,763      3,197
Over 8%                                    2          2          2      186       1          4       197        225

$100,000 accounts included above       1,007        940        789      533      74        159     3,502      3,300







Year-end 1995 by Maturity
                                             No        Within
(Dollars in millions)                    maturity    one year      1997    1998    1999    2000    After 2000
                                         --------    --------      ----    ----    ----    ----    ----------

Balances                                  $11,251     $13,023    $3,835    $390    $375    $357          $  4
Average coupon rate                          2.04%       5.49%     5.85%   5.39%   5.81%   6.36%         5.86%

                                             STATISTICAL INFORMATION (continued)

BORROWINGS

                                                                                           December 31
                                                        Rate at     ----------------------------------------------------
(Dollars in millions)                                  12-31-95        1995       1994       1993       1992       1991
                                                       --------        ----       ----      ----        ----       ----
By Type
Securities sold under agreements to repurchase             5.78%    $ 6,868    $ 6,299     $    -     $  717     $1,419
Short-term borrowings                                      5.87       1,317      1,211        676        487        777
FHLB borrowings                                            5.60         855        187        306        311        364
Senior debt                                                8.09       2,306      2,424      2,497      2,636      3,032
Company-obligated preferred securities of
  subsidiary trust                                         8.25         100          -          -          -          -
                                                                    -------    -------     ------     ------     ------
                                                                    $11,446    $10,121     $3,479     $4,151     $5,592
                                                                    =======    =======     ======     ======     ======

Average interest rate on borrowings at year end                        6.27%      6.42%      7.34%      7.60%      7.69%




                                                                    Less than     1-2       2-5     5-10  After 10
(Dollars in millions)                                      Total     one year    years     years    years    years
                                                           -----    ---------    -----     -----    ----- --------
Year-end 1995 by Maturity
Securities sold under agreements to repurchase           $ 6,868       $6,868     $  -    $    -    $   -     $  -
Short-term borrowings                                      1,317        1,317        -         -        -        -
FHLB borrowings                                              855          746        -       109        -        -
Senior debt                                                2,306          105      352     1,303      499       47
Company-obligated preferred securities of
  subsidiary trust                                           100            -        -         -        -      100
                                                         -------       ------     ----    ------     ----     ----
                                                         $11,446       $9,036     $352    $1,412     $499     $147
                                                         =======       ======     ====    ======     ====     ====
Average interest rate on borrowings by maturity             6.27%        5.79%    8.59%     7.55%    8.77%    8.93%


                                       STATISTICAL INFORMATION (continued)

LOAN ANALYSIS
                                                                                    Year Ended December 31
                                        ---------------------------------------------------------------------------------------
(Dollars in millions)                      1995     %        1994     %        1993     %        1992     %        1991      %
                                           ----   -----      ----   -----      ----   -----      ----   -----      ----    ----
Sources of Real Estate
  Lending Funds
Mortgage principal repayments           $ 3,759           $ 4,615           $ 5,720           $ 6,324           $ 5,056
Mortgage sales                            1,611             1,171             3,568             4,154             2,491
Retail customer accounts
  (sold) acquired                             -              (982)            4,094             2,258             2,783
Increase (decrease) in borrowings         1,325             6,641              (672)           (1,441)             (947)
Customer accounts increase (decrease)       534            (1,849)           (3,471)           (1,920)           (1,862)
Cash and securities (increase)
  decrease                                 (121)             (219)             (186)             (263)              422
Mortgage-backed securities purchased          -            (1,539)             (925)             (655)             (262)
Net earnings                                261               251                62                85               298
Other                                       (88)             (168)              598               674              (436)
                                        -------           -------           -------           -------           -------
                                        $ 7,281           $ 7,921           $ 8,788           $ 9,216           $ 7,543
                                        =======           =======           =======           =======           =======
Real Estate Lending for the Year
By Security Type
Single-family                           $ 7,162      98   $ 7,807      98   $ 8,623      98   $ 9,098      98   $ 7,484      99
Apartments                                   43       1        51       1        52       1        68       1        36       1
Commercial properties                        76       1        63       1       113       1        50       1        23       *
                                        -------   -----   -------   -----   -------   -----   -------   -----   -------    ----
                                        $ 7,281           $ 7,921           $ 8,788           $ 9,216           $ 7,543
                                        =======           =======           =======           =======           =======
By Purpose
Purchase of property                    $ 4,546      63   $ 4,421      56   $ 3,152      36   $ 3,205      35   $ 3,682      49
Refinance                                 2,710      37     3,479      44     5,607      64     6,005      65     3,850      51
Construction                                 25       *        21       *        29       *         6       *        11       *
                                        -------   -----   -------   -----   -------   -----   -------   -----   -------    ----
                                        $ 7,281           $ 7,921           $ 8,788           $ 9,216           $ 7,543
                                        =======           =======           =======           =======           =======
By Loan Type
Long-term - essentially 30-40 years
  ARM                                   $ 5,922      81   $ 6,868      87   $ 5,243      60   $ 4,734      51   $ 4,759      63
  Fixed                                     893      12       603       7     2,102      24     2,688      29     1,828      24
Short-term - essentially 15 years
  or less
  ARM                                       116       2       130       2       185       2       253        3      333       5
  Fixed                                     350       5       320       4     1,258      14     1,541       17      623       8
                                        -------   -----   -------   -----   -------   -----   -------   -----   -------    ----
                                        $ 7,281           $ 7,921           $ 8,788           $ 9,216           $ 7,543
                                        =======           =======           =======           =======           =======
Average new loan rate                              6.78%             5.89%             7.05%              8.25%            9.78%
Average ARM differential                           2.62%             2.59%             2.47%              2.25%            2.30%


*Less than one percent
/TABLE

                                                 STATISTICAL INFORMATION (CONTINUED)
LOAN ANALYSIS (continued)

                                                                                    Year Ended December 31
                                        ------------------------------------------------------------------------------------------
(Dollars in millions)                      1995        %        1994     %        1993     %        1992     %        1991      %
                                           ----      -----      ----   -----      ----   -----      ----   -----      ----    ----
Loan Portfolio by Type
Real estate
  Long-term-essentially 30-40 years
      ARM                               $26,059         94   $24,783      94   $27,082      93   $26,489      92   $27,170      92
      Fixed                                 530          2       589       2       912       3     1,053       3     1,334       4
  Short-term-essentially 15 years
    or less
      ARM                                   627          2       666       2       566       2       824       3       667       2
      Fixed                                 488          2       454       2       553       2       493       2       448       2
                                        -------      -----   -------   -----   -------   -----   -------   -----   -------   -----
                                         27,704               26,492            29,113            28,859            29,619
Consumer loans                            2,634                2,426             2,208             2,346             2,408
                                        -------              -------           -------           -------           -------
                                        $30,338              $28,918           $31,321           $31,205           $32,027
                                        =======              =======           =======           =======           =======
Yield at year end                                     8.46%             7.75%             7.54%             8.32%             9.84%
ARM differential                                      2.49%             2.46%             2.41%             2.37%             2.39%

Real Estate Loan Portfolio
  By Security Type
Single-family                           $24,715         89   $23,387      88   $25,710      88   $25,367      88   $25,760      87
Apartments                                1,615          6     1,712       7     1,814       6     1,939       7     2,090       7
Commercial properties                     1,374          5     1,393       5     1,589       6     1,553       5     1,769       6
                                        -------      -----   -------   -----   -------   -----   -------   -----   -------   -----
                                        $27,704              $26,492           $29,113           $28,859           $29,619
                                        =======              =======           =======           =======           =======
Number of real estate loans             352,855              372,108           429,294           466,852           483,709
Loans serviced for others               $11,110              $10,992           $12,337           $13,106           $12,812

Consumer Loan Portfolio
Consumer finance/installment            $ 2,136         81   $ 1,999      82   $ 1,831      83   $ 1,723      74   $ 1,733      72
Customer account loans                       93          4        87       4        97       4        97       4       113       5
Student loans                               327         12       239      10       180       8       165       7       148       6
Lease financing                              78          3       101       4       100       5       105       4       114       5
Bank cards                                    -          -         -       -         -       -       256      11       300      12
                                        -------      -----   -------   -----   -------   -----   -------   -----   -------   -----
                                        $ 2,634              $ 2,426           $ 2,208           $ 2,346           $ 2,408
                                        =======              =======           =======           =======           =======
Mortgage-backed Securities by Type
ARM                                     $ 9,295         95   $ 8,553      92   $ 2,168      68   $ 1,969      62   $ 2,131      60
Fixed                                       529          5       733       8     1,028      32     1,208      38     1,414      40
                                        -------      -----   -------   -----   -------   -----   -------   -----   -------   -----
                                        $ 9,824              $ 9,286           $ 3,196           $ 3,177           $ 3,545
                                        =======              =======           =======           =======           =======
Yield at year end                                     7.34%             6.55%             5.93%             7.08%             8.63%

Nonperforming Assets
Delinquent loans                        $   486              $   565           $   626           $   880           $   611
Troubled debt restructurings                108                  125               213               161               152
Loans in-substance foreclosed                 -                    -                -                480               486
Real estate                                 174                  156               293               490               376
                                        -------              -------           -------           -------           -------
                                        $   768              $   846            $ 1,132          $ 2,011           $ 1,625

Percent of total assets                               1.72%             1.98%             2.90%             5.12%             4.04%




REAL ESTATE LOANS AND REAL ESTATE BY STATE

                                                                 Connecticut/
December 31, 1995                                                Massachusetts/
(Dollars in millions)                Total   California  Florida   New York
                                    -------  ----------  ------- ------------
Total Real Estate Loans
  and Real Estate
Real estate loans
  Residential
    Single-family                   $24,715     $16,233   $1,772      $1,603
    Apartments                        1,615       1,304       70           -
  Commercial
    Offices                             394         350        8           5
    Retail                              249         211       17           -
    Hotel/motel                         220         140        4           -
    Industrial                          317         270       12           -
    Other                               194         141       17           -
                                    -------     -------   ------      ------
                                     27,704      18,649    1,900       1,608
                                    -------     -------   ------      ------
Real estate available for sale, net
  Real estate acquired through
    foreclosure                         181         151       18           3
  Other                                  12          12        -           -
Property development                     46          46        -           -
                                    -------     -------   ------      ------
                                        239         209       18           3
                                    -------     -------   ------      ------
Total real estate loans
  and real estate                   $27,943     $18,858   $1,918      $1,611
                                    =======     =======   ======      ======
Percent of total                      100.0%       67.5%     6.9%        5.8%

Nonperforming Real Estate
Loans and Real Estate
Real estate loans
  Residential
    Single-family                   $   445     $   363   $   21      $   21
    Apartments                           42          33        1           -
  Commercial
    Offices                              18          18        -           -
    Retail                               23          15        3           -
    Hotel/motel                          24          24        -           -
    Industrial                           10          10        -           -
    Other                                 5           3        1           -
                                    -------     -------   ------      ------
                                        567         466       26          21
                                    -------     -------   ------      ------
Real estate
  Residential
    Single-family                       121         111        1           3
    Apartments                           30          24        3           -
  Commercial
    Offices                               7           6        1           -
    Retail                                4           3        1           -
    Hotel/motel                           2           -        2           -
    Industrial                            3           3        -           -
    Other                                 7           6        1           -
                                    -------     -------   ------      ------
                                        174         153        9           3
                                    -------     -------   ------      ------
Total nonperforming real
  estate loans and real
  estate                            $   741     $   619   $   35      $   24
                                    =======     =======   ======      ======
Percent of total                      100.0%       83.6%     4.7%        3.2%





REAL ESTATE LOANS AND REAL ESTATE BY STATE

December 31, 1995                      Oregon/   Oklahoma/
(Dollars in millions)               Washington    Texas   Georgia  Arizona   Other
                                    ----------  --------  -------  -------  ------
Total Real Estate Loans
  and Real Estate
Real estate loans
  Residential
    Single-family                       $1,497      $761     $430     $358  $2,061
    Apartments                               8        24       51       66      92
  Commercial
    Offices                                 16         2        4        4       5
    Retail                                   9         -        -        2      10
    Hotel/motel                              -         2        -        3      71
    Industrial                               4        13        2        4      12
    Other                                    7         1        2       11      15
                                        ------      ----     ----     ----  ------
                                         1,541      $803      489      448   2,266
                                        ------      ----     ----     ----  ------
Real estate available for sale, net
  Real estate acquired through
    foreclosure                              1         4        1        -       3
  Other                                      -         -        -        -       -
Property development                         -         -        -        -       -
                                        ------      ----     ----     ----  ------
                                             1         4        1        -       3
                                        ------      ----     ----     ----  ------
Total real estate loans
  and real estate                       $1,542      $807     $490     $448  $2,269
                                        ======      ====     ====     ====  ======
Percent of total                          5.5%     2.9%     1.7%      1.6%    8.1%

Nonperforming Real Estate
Loans and Real Estate
Real estate loans
  Residential
    Single-family                       $    8      $  5     $  4     $  2  $   21
    Apartments                               1         -        4        -       3
  Commercial
    Offices                                  -         -        -        -       -
    Retail                                   5         -        -        -       -
    Hotel/motel                              -         -        -        -       -
    Industrial                               -         -        -        -       -
    Other                                    -         -        -        1       -
                                        ------      ----     ----     ----  ------
                                            14         5        8        3      24
                                        ------      ----     ----     ----  ------
Real estate
  Residential
    Single-family                            1         1        1        -       3
    Apartments                               -         3        -        -       -
  Commercial
    Offices                                  -         -        -        -       -
    Retail                                   -         -        -        -       -
    Hotel/motel                              -         -        -        -       -
    Industrial                               -         -        -        -       -
    Other                                    -         -        -        -       -
                                        ------      ----     ----     ----  ------
                                             1         4        1        -       3
                                        ------      ----     ----     ----  ------
Total nonperforming real
  estate loans and real
  estate                                $   15      $  9     $  9     $  3  $   27
                                        ======      ====     ====     ====  ======
Percent of total                           2.0%      1.2%     1.2%      .4%    3.7%

/TABLE

                             STATISTICAL INFORMATION (continued)


CALIFORNIA REAL ESTATE LOANS AND REAL ESTATE


December 31, 1995                       California                    Northern California
                              -------------------------------   --------------------------------
(Dollars in millions)         Portfolio  Nonperforming     %    Portfolio  Nonperforming      %
                              ---------  -------------    ---   ---------  -------------     ---

Real estate loans
  Residential
    Single-family               $16,233           $363    2.2      $4,985           $ 71     1.4
    Apartments                    1,304             33    2.5         161              4     2.5
  Commercial
    Offices                         350             18    5.1          74             12    16.2
    Retail                          211             15    7.1          49              1     2.0
    Hotel/motel                     140             24   17.1          45              -       -
    Industrial                      270             10    3.7          44              4     9.1
    Other                           141              3    2.1          48              -       -
                                -------           ----  -----      ------           ----   -----
                                 18,649            466    2.5       5,406             92     1.7
                                -------           ----  -----      ------           ----   -----
Real estate
  Residential
    Single-family                   111            111  100.0          16             16   100.0
    Apartments                       25             24   96.0           2              2   100.0
  Commercial
    Offices                           6              6  100.0           1              1   100.0
    Retail                            5              3   60.0           -              -       -
    Hotel/motel                       -              -      -           -              -       -
    Industrial                        3              3  100.0           -              -       -
    Other                            59              6   10.2          21              -       -
                                -------           ----  -----      ------           ----   -----
                                    209            153   73.2          40             19    47.5
                                -------           ----  -----      ------           ----   -----
Total real estate loans
  and real estate               $18,858           $619    3.3      $5,446           $111     2.0
                                =======           ====  =====      ======           ====   =====

/TABLE

                             STATISTICAL INFORMATION (continued)



CALIFORNIA REAL ESTATE LOANS AND REAL ESTATE


December 31, 1995                    Central California                 Southern California
                              --------------------------------   --------------------------------
(Dollars in millions)         Portfolio  Nonperforming      %    Portfolio  Nonperforming      %
                              ---------  -------------     ---   ---------  -------------     ---
Real estate loans
  Residential
    Single-family                $1,353            $19     1.4     $ 9,895           $273     2.8
    Apartments                      234              5     2.1         909             24     2.6
  Commercial
    Offices                          40              -       -         236              6     2.5
    Retail                           28              -       -         134             14    10.4
    Hotel/motel                      26              3    11.5          69             21    30.4
    Industrial                       15              -       -         211              6     2.8
    Other                            16              -       -          77              3     3.9
                                 ------            ---   -----     -------           ----   -----
                                  1,712             27     1.6      11,531            347     3.0
                                 ------            ---   -----     -------           ----   -----
Real estate
  Residential
    Single-family                     5              5   100.0          90             90   100.0
    Apartments                        8              8   100.0          15             14    93.3
  Commercial
    Offices                           -              -       -           5              5   100.0
    Retail                            1              1   100.0           4              2    50.0
    Hotel/motel                       -              -       -           -              -       -
    Industrial                        -              -       -           3              3   100.0
    Other                            12              -       -          26              6    23.1
                                 ------            ---   -----     -------           ----   -----
                                     26             14    53.8         143            120    83.9
                                 ------            ---   -----     -------           ----   -----
Total real estate loans
  and real estate                $1,738            $41     2.4     $11,674           $467     4.0
                                =======            ===   =====     =======           ====   =====


          STOCKHOLDER DATA AND QUARTERLY INFORMATION (UNAUDITED)

                                                                     1995
                                              --------------------------------------------------
                                                           Fourth     Third    Second     First
(Dollars in thousands, except per share)         Total     Quarter   Quarter   Quarter   Quarter
                                              ----------  --------  --------  --------  --------

Interest income                               $3,238,711  $834,887  $839,097  $807,661  $757,066
Interest expense                               1,936,582   484,046   505,498   497,064   449,974
                                              ----------  --------  --------  --------  --------
Net interest income                            1,302,129   350,841   333,599   310,597   307,092
Noninterest income                               327,668   106,471    76,159    74,857    70,181
Provision for loan losses                        187,700    50,300    46,600    43,200    47,600
Provision for real estate losses                   1,500         -         -         -     1,500
Noninterest expense                            1,018,475   253,445   249,823   259,018   256,189
                                              ----------  --------  --------  --------  --------
Earnings (loss) before taxes                     422,122   153,567   113,335    83,236    71,984
Taxes (benefit) on income                        161,100    55,000    44,800    32,800    28,500
                                              ----------  --------  --------  --------  --------
Net earnings (loss)                           $  261,022  $ 98,567  $ 68,535  $ 50,436  $ 43,484
                                              ==========  ========  ========  ========  ========


Per common share:
  Primary earnings (loss)                          $1.72      $.67      $.45      $.32      $.28
  Fully diluted earnings (loss)                     1.71       .66       .45       .32       .28
  Dividends                                          .92       .23       .23       .23       .23

  Stock price:
    High                                                   $27 1/8   $23 3/4   $22 1/2   $18 7/8
    Low                                                     22 5/8    20 1/4    18 7/8    16
    End of period                                           25 3/8    23 3/4    20 5/8    18 5/8

Per preferred depositary share:
  Dividends
    Cumulative convertible                        $4.375  $1.09375  $1.09375  $1.09375  $1.09375
    Cumulative                                     2.075    .51875    .51875    .51875    .51875
  Stock price
    Cumulative convertible
      High                                                  $67 7/8  $62 3/4   $60 3/8   $55 5/8
      Low                                                    58 1/4   57 1/2    55 1/2    50 3/8
    Cumulative
      High                                                  $26 1/8  $26 13/64 $25 7/8   $24 7/8
      Low                                                    25 3/8   25 1/4    24 3/8    22 3/4



Exchange Listings: New York Stock Exchange, Pacific Stock Exchange and London Stock Exchange.
Approximate number of common stockholders of record at December 31, 1995:
9,415
Under regulations, retained earnings are subject to substantial restrictions for the payment of dividends. See Note 17 to the Consolidated Financial Statements.

                   STOCKHOLDER DATA AND QUARTERLY INFORMATION (UNAUDITED)

                                                                     1994
                                              --------------------------------------------------
                                                           Fourth     Third    Second     First
(Dollars in thousands, except per share)         Total     Quarter   Quarter   Quarter   Quarter
                                              ----------  --------  --------  --------  --------

Interest income                               $2,629,718  $704,611  $661,312  $633,803  $629,992
Interest expense                               1,307,448   385,076   330,544   296,080   295,748
                                              ----------  --------  --------  --------  --------
Net interest income                            1,322,270   319,535   330,768   337,723   334,244
Noninterest income                               367,897   134,331    74,723    81,378    77,465
Provision for loan losses                        207,200    52,800    49,700    52,900    51,800
Provision for real estate losses                  12,000     1,500     1,500     6,000     3,000
Noninterest expense                            1,064,433   263,692   262,861   265,146   272,734
                                              ----------  --------  --------  --------  --------
Earnings (loss) before taxes                     406,534   135,874    91,430    95,055    84,175
Taxes (benefit) on income                        155,300    47,200    34,200    39,200    34,700
                                              ----------  --------  --------  --------  --------
Net earnings (loss)                           $  251,234  $ 88,674  $ 57,230  $ 55,855  $ 49,475
                                              ==========  ========  ========  ========  ========

Per common share:
  Primary earnings (loss)                          $1.69      $.61      $.38      $.38      $.32
  Fully diluted earnings (loss)                     1.69       .61       .38       .38       .32
  Dividends                                          .92       .23       .23       .23       .23

  Stock price:
    High                                                   $19       $20 7/8   $19 3/8   $20 1/2
    Low                                                     15 3/4    18 3/8    15 3/8    16 1/8
    End of period                                           16        19 1/4    18 3/8    16 1/8

Per preferred depositary share:
  Dividends
    Cumulative convertible                        $4.375  $1.09375  $1.09375  $1.09375  $1.09375
    Cumulative                                     2.075    .51875    .51875    .51875    .51875
  Stock price
    Cumulative convertible
      High                                                  $56 5/8   $59 1/8   $58 1/4   $62 5/8
      Low                                                    50 1/8    55 1/4    53 3/4    55 3/4
    Cumulative
      High                                                  $24 3/8   $25 1/8   $25       $26 7/8
      Low                                                    22 1/8    24        23        24 1/8



                 STOCKHOLDER DATA AND QUARTERLY INFORMATION (UNAUDITED)

                                                                     1993
                                              --------------------------------------------------
                                                           Fourth     Third    Second     First
(Dollars in thousands, except per share)         Total     Quarter   Quarter   Quarter   Quarter
                                              ----------  --------  --------  --------  --------

Interest income                               $2,680,784  $652,872  $665,616  $674,497  $687,799
Interest expense                               1,297,930   313,261   322,102   324,361   338,206
                                              ----------  --------  --------  --------  --------
Net interest income                            1,382,854   339,611   343,514   350,136   349,593
Noninterest income                               327,855    82,910   101,531    75,079    68,335
Provision for loan losses                        463,000   111,400   203,600    85,500    62,500
Provision for real estate losses                  92,000    38,000    28,000       500    25,500
Noninterest expense                            1,063,662   302,343   250,178   254,024   257,117
                                              ----------  --------  --------  --------  --------
Earnings (loss) before taxes                      92,047   (29,222)  (36,733)   85,191    72,811
Taxes (benefit) on income                         30,000   (11,000)  (19,200)   32,600    27,600
                                              ----------  --------  --------  --------  --------
Net earnings (loss)                           $   62,047  $(18,222) $(17,533) $ 52,591  $ 45,211
                                              ==========  ========  ========  ========  ========

Per common share:
  Primary earnings (loss)                           $.28     $(.19)    $(.18)     $.35      $.30
  Fully diluted earnings (loss)                      .28      (.19)     (.18)      .35       .30
  Dividends                                          .92       .23       .23       .23       .23

  Stock price:
    High                                                   $20 3/8   $19 3/4   $18 7/8   $19 1/4
    Low                                                     17 5/8    16 1/8    15 5/8    16
    End of period                                           20        19 5/8    16 3/4    17 5/8

Per preferred depositary share:
  Dividends
    Cumulative convertible                        $4.375  $1.09375  $1.09375  $1.09375  $1.09375
    Cumulative                                     2.075    .51875    .51875    .51875    .51875
  Stock price
    Cumulative convertible
      High                                                  $63 1/4   $61 5/8   $60 3/4   $60 1/8
      Low                                                    59        56 1/4    55 1/2    54 3/4
    Cumulative
      High                                                  $26 3/4   $26 3/8   $25 7/8  $ 25 3/8
      Low                                                    25 1/8    25 1/8    24 7/8    23 3/8



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors, executive officers and principal shareholders appears in "General Information" and "Employee Benefit Plans" of the Proxy Statement for the Annual Meeting of Stockholders, April 23, 1996, and is incorporated herein by reference, except as noted therein.


ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation appears in "Compensation of Directors and Executive Officers" and "Employee Benefit Plans" of the Proxy Statement for the Annual Meeting of Stockholders, April 23, 1996, and is incorporated herein by reference, except as noted therein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management appears in "General Information" and "Employee Benefit Plans" of the Proxy Statement for the Annual Meeting of Stockholders, April 23, 1996 and is incorporated herein by reference, except as noted therein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions appears in "Compensation of Directors and Executive Officers" and "Certain Relationships and Related Party Transactions" of the Proxy Statement for the Annual Meeting of Stockholders, April 23, 1996 and is incorporated herein by reference.


                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.   Financial Statements

           See index to Item 8, "Financial Statements and Supplementary Data" on page 48.

2.    Financial Statement Schedules
      ------------------------------

No financial statement schedules are required because they are not applicable or the required information is shown in the financial statements or notes thereto included in Item 8, "Financial Statements and Supplementary Data".

3. Executive Compensation Plans and Arrangements indicated by asterisk in next section.
      -------------------------------------------------------------------

4.    Exhibits Required by Securities and Exchange
      Commission Regulations S-K
      --------------------------------------------

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

 3.3 By-laws of GWFC as in effect on the date of this report (filed as an exhibit to GWFC's Current Report on Form 8-K dated June 30, 1995, event date June 27, 1995, and incorporated herein by reference).

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

10.1 Rights Agreement (the "Rights Agreement") dated as of June 24, 1986, between GWFC and First Chicago Trust Company of New York, as amended and restated on June 27, 1995 (filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1995, event date June 27, 1995, and incorporated herein by reference).

10.2 New Rights Agreement dated as of June 27, 1995, between GWFC and First Chicago Trust Company of New York (filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1995, event date June 27, 1995, and incorporated herein by reference).

10.3 Consulting Agreement between GWFC and James F. Montgomery dated April 25, 1995 (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10.4* Employment Agreement between GWFC and John F. Maher dated December 19, 1989 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.5* Employment Agreement between GWFC and Carl F. Geuther dated as of March 1, 1988 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.6* Employment Agreement between GWFC and Michael M. Pappas dated as of March 1, 1988 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.7* Employment Agreement between GWFC and J. Lance Erikson dated as of March 1, 1988 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.8* Employment Agreement between GWFC and E. A. Crane effective March 1, 1989 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference).

10.9* Employment Agreement between GWFC and A. William Schenck III dated as of July 31, 1995 (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.10* Supplemental Executive Retirement Plan as amended through July 25, 1995 (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.11* 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan as amended (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.12* Addendum to the 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.13* Form of Non-Qualified Stock Option Agreement relating to the 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan utilized from April 20, 1982 to April 22, 1986 (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 2-67233 on Form S-8, and incorporated herein by reference).

10.14* Form of Non-Qualified Stock Option Agreement relating to the 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan utilized from April 22, 1986 through 1988 (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 2-67233 on Form S-8, and incorporated herein by reference).

10.15* The 1988 Stock Option and Incentive Plan (as amended effective July 26, 1994), (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

10.16* Form of Director Stock Option Agreement (filed as an exhibit to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan and incorporated herein by reference).

10.17* Form of Director Stock Option Agreement effective January 3, 1994, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.18* Employee Non-Qualified Stock Option Agreement (filed as an exhibit to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan and incorporated herein by reference).

10.19* Revised Form of Non-Qualified Stock Option Agreement effective January 28, 1992 (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan and incorporated herein by reference).

10.20* Revised Form of Non-Qualified Stock Option Agreement effective January 25, 1994, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.21* Form of Non-Qualified Stock Option Agreement (Early Vesting Provisions), (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.22* Revised Form of Non-Qualified Stock Option Agreement effective December 12, 1994, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.23* Form of Senior Officer's Non-Qualified Stock Option Agreement effective January 23, 1995.

10.24 Special Non-Qualified Stock Option Agreement dated as of April 25, 1995 and amendments to Non-Qualified Stock Option Agreements dated February 26, 1991, January 25, 1994, and December 12, 1994 with James F. Montgomery (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.25* Form of Restricted Stock Award Agreement and General Provisions Applicable to Restricted Stock Awards Granted Under the 1988 Stock Option and Incentive Plan (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 33-21469 on Form S-8, and incorporated herein by reference).

10.26* General Provisions applicable to Performance Restricted Stock Awards granted under the Great Western Financial Corporation 1988 Stock Option and Incentive Plan, as amended (March 1994) (filed as an exhibit to GWFC's quarterly report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

10.27 General Provisions applicable to Performance Restricted Stock Award granted to James F. Montgomery, as amended effective December 28, 1995 (filed as an exhibit to GWFC's quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

10.28* GWFC Deferred Compensation Plan (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.29* GWFC Senior Officers' Deferred Compensation Plan (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.30* GWFC Directors' Deferred Compensation Plan (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.31* Amendment to GWFC Directors', Senior Officers' and basic Deferred Compensation Plans (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.32* Great Western Supplemental Incentive Plan, effective December 1, 1984 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, and incorporated herein by reference).

10.33* GWFC Umbrella Trust for Senior Officers (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by reference).

10.34* Amendment to GWFC Umbrella Trust for Senior Officers effective October 25, 1994 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference)..

10.35* GWFC Umbrella Trust for Directors (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by reference).

10.36* Restated Retirement Plan for Directors (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

10.37* Summary of certain additional executive benefits (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.38* Employee Home Loan Program (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

10.39* GWFC Annual Incentive Compensation Plan for Executive Officers, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.40 GWFC Retirement Restoration Plan effective January 1, 1994, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

11.1  Statement re Computation of Per Share Earnings.

12.1  Computation of Ratios of Earnings to Fixed Charges.

21.1  Subsidiaries.

23.1  Consent of Price Waterhouse LLP included on page 114 of this Form 10-K.

24.1  Power of Attorney included on page 112 of this Form 10-K.

27.1  Financial Data Schedule.


      The 1995 Annual Report to Stockholders is being furnished to each stockholder of record who is entitled to receive a copy thereof. A copy of the 1995 Annual Report to Stockholders will be furnished without charge upon specific request of any stockholder of record on February 29, 1996 and any beneficial owner of the Company's common stock on such date who has not previously received a copy and who represents such facts in good faith to the Company in writing direct to:

                     Corporate Secretary
                     Great Western Financial Corporation
                     9200 Oakdale Avenue
                     Chatsworth, California 91311-6519

      Other exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage and handling.

(b)   Reports on Form 8-K

A Current Report on Form 8-K dated November 29, 1995 (as amended by Form 8-K/A dated December 6, 1995) was filed with the SEC reporting three lawsuits in which the Company and certain of its subsidiaries are defendants arising out of the sale of mutual fund shares and other securities. The Report also states that the Company and its subsidiaries have been advised by the SEC of an inquiry into the allegations in two of the lawsuits.

A Current Report on Form 8-K dated December 14, 1995, included exhibits relating to the sale of $100 million of 8 1/4% Trust Originated
Preferred Securities of Great Western Financial Trust I.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN FINANCIAL CORPORATION

/s/ John F. Maher                                     February 27, 1996
------------------------------                       -------------------
John F. Maher, President and                                Date
  Chief Executive Officer

                                    POWER OF ATTORNEY

      Each person whose signature appears below hereby authorizes John F. Maher, Carl F. Geuther and Barry R. Barkley, and each of them or any of them, as attorney-in-fact to sign on his or her behalf as an individual and in every capacity stated below, and to file all amendments to the registrant's Form 10-K, and the registrant hereby confers like authority to sign and file in its behalf.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 1996, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Maher
----------------------------------------------------
John F. Maher, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Carl F. Geuther
---------------------------------------------------------------------
Carl F. Geuther, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Barry R. Barkley
----------------------------------------------------------
Barry R. Barkley, Senior Vice President and Controller
(Principal Accounting Officer)

/s/ James F. Montgomery
----------------------------------------------------------
James F. Montgomery, Director and Chairman of the Board

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

/s/ John V. Giovenco                   /s/ Willis B. Wood, Jr.
---------------------------------      ---------------------------------
John V. Giovenco, Director             Willis B. Wood, Jr., Director

/s/ Firmin A. Gryp
---------------------------------
Firmin A. Gryp, Director

                 INDEX OF ADDITIONAL FINANCIAL DATA

                        DECEMBER 31, 1995




                                                              Pages

Consent of Independent Accountants                              S-2

                  CONSENT OF INDEPENDENT ACCOUNTANTS




      We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-19884, 33-63535 and 33-60206), on Form S-4 (Nos. 33-15135 and 33-17705) and on Form
S-8 (Nos. 2-67233, 2-90750, 33-6174 and 33-21469) of Great Western Financial
Corporation of our report dated January 18, 1996 appearing on page 94 of this Form 10-K.


/s/ PRICE WATERHOUSE LLP

Los Angeles, California
March 6, 1996