Form 10-Q
period 1996-03-31
GREAT WESTERN FINANCIAL CORP
filed 1996-05-14
CIK 43512

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D. C.  20549 - 1004
                          FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996

                                  OR

[]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ----------------

Commission file number                          1-4075
                      --------------------------------------------------

                       GREAT WESTERN FINANCIAL CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  95-1913457
          --------------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

              9200 Oakdale Avenue, Chatsworth, California     91311
           -------------------------------------------------------------
                (Address of principal executive offices)  (Zip Code)

                                 (818) 775-3411
           -------------------------------------------------------------
                  (Registrant's telephone number, including area code)


     -------------------------------------------------------------------
     (Former name, address and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of April 30, 1996: 137,263,169

                         GREAT WESTERN FINANCIAL CORPORATION

                                 TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Part I.   Financial Information

      Item 1.  Financial Statements

            Consolidated Condensed Statement of Financial Condition -
              March 31, 1996, December 31, 1995 and March 31, 1995...      4

            Consolidated Condensed Statement of Operations -
              Three Months Ended March 31, 1996 and 1995.............      5

            Consolidated Condensed Statement of Cash Flows -
              Three Months Ended March 31, 1996 and 1995.............      6

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations for the
                 Three Months Ended March 31, 1996...................      8

Part II.  Other Information

      Item 4.  Submission of Matters to a Vote of Security
                 Holders............................................      34

     Item 5.  Other Information.....................................      35

     Item 6.  Exhibits and Reports on Form 8-K......................      36

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

PRESENTATION OF FINANCIAL INFORMATION
- -------------------------------------
The financial information has been prepared in conformity with the accounting principles or practices reflected in the financial statements included in the Annual Report filed with the Commission for the year ended December 31, 1995. The Registrant adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") in 1995, which establishes accounting standards for such assets. The Registrant also adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("FAS 122") as of April 1, 1995. FAS 122 requires the capitalization of servicing rights for loans originated with the intent to sell or securitize such loans. The information further reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.

Item 1.  Financial Statements

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                 March 31   December 31       March 31
Dollars in thousands                                                 1996          1995           1995
                                                             ------------   -----------   ------------
ASSETS
Cash and securities
  Cash                                                        $   773,418    $  837,292    $   741,813
  Certificates of deposit, repurchase agreements
    and federal funds                                             257,125       257,125        215,125
  Securities available for sale                                 1,152,256     1,029,459        988,870
                                                              -----------   -----------    -----------
                                                                2,182,799     2,186,876      1,945,808
Mortgage-backed securities held to maturity
  (fair value $1,843,391, $1,941,918 and $8,154,155)            1,827,150     1,886,736      8,193,363
Mortgage-backed securities available for
  sale                                                          7,549,632     7,916,705      2,891,642
                                                              -----------   -----------    -----------
                                                                9,376,782     9,803,441     11,085,005
Loans receivable, net of reserve for
  estimated losses                                             29,277,567    29,401,644     27,933,446
Loans receivable available for sale                               527,016       485,705        348,743
                                                              -----------   -----------    -----------
                                                               29,804,583    29,887,349     28,282,189

Real estate available for sale or
  development, net                                                225,119       217,112        208,892
Interest receivable                                               256,349       298,640        258,478
Investment in Federal Home Loan Banks                             360,414       341,102        342,138
Premises and equipment, at cost,
  net of accumulated depreciation                                 592,651       604,672        609,879
Other assets                                                      649,749       923,859        519,125
Intangibles arising from acquisitions                             314,284       323,713        353,980
                                                              -----------   -----------    -----------
                                                              $43,762,730   $44,586,764    $43,605,494
                                                              ===========   ===========    ===========
LIABILITIES
Customer accounts                                             $29,341,730   $29,234,928    $29,300,503
Securities sold under agreements to repurchase                  5,734,501     6,868,296      6,964,910
Short-term borrowings                                           2,335,527     2,056,493      1,340,300
Other borrowings                                                2,420,615     2,420,845      2,530,682
Company-obligated mandatorily redeemable preferred
  securities of the Company's subsidiary trust,
  holding solely $103,092,800 aggregate principle
  amount of 8.25% subordinated deferrable interest
  notes, due 2025, of the Company                                 100,000       100,000              -
Other liabilities and accrued expenses                            682,254       705,345        677,504
Taxes on income, principally deferred                             325,971       378,381        240,328
STOCKHOLDERS' EQUITY                                            2,822,132     2,822,476      2,551,267
                                                              -----------   -----------    -----------
                                                              $43,762,730   $44,586,764    $43,605,494
                                                              ===========   ===========    ===========

Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                             Three Months Ended
                                                                   March 31
                                                          ------------------------
Dollars in thousands, except per share                        1996            1995
                                                              ----            ----
INTEREST INCOME
  Real estate loans                                       $521,554        $465,527
  Mortgage-backed securities                               174,026         171,817
  Consumer loans                                           104,296          97,425
  Securities                                                14,163          12,583
  Other                                                     10,889           9,714
                                                          --------        --------
                                                           824,928         757,066
INTEREST EXPENSE
  Customer accounts                                        303,004         278,916
  Borrowings
    Short-term                                             116,167         115,686
    Long-term                                               53,471          55,372
                                                          --------        --------
                                                           472,642         449,974
                                                          --------        --------
NET INTEREST INCOME                                        352,286         307,092
Provision for loan losses                                   42,100          47,600
                                                          --------        --------
Net interest income after provision
  for loan losses                                          310,186         259,492

Other operating income
  Real estate services
    Loan fees                                                6,460           6,199
    Mortgage banking
      Gain on mortgage sales                                 2,332           1,260
      Servicing                                             11,453          13,798
                                                          --------        --------
                                                            20,245          21,257
  Retail banking
    Banking fees                                            41,664          36,028
    Securities operations                                    6,210           3,967
                                                          --------        --------
                                                            47,874          39,995
  Net (loss) gain on securities and investments               (317)            466
  Net insurance operations                                   7,365           6,727
  Other                                                        746           1,736
                                                          --------        --------
Total other operating income                                75,913          70,181
Noninterest expense
  Operating and administrative
    Salaries and related personnel                         116,531         116,878
    Premises and occupancy                                  45,846          46,127
    FDIC insurance premium                                  16,146          18,639
    Advertising and promotion                                9,159           8,129
    Other                                                   64,493          60,106
                                                          --------        --------
                                                           252,175         249,879
  Amortization of intangibles                                9,429          10,019
  Real estate operations                                     5,701          (3,709)
  Provision for real estate losses                               -           1,500
                                                          --------        --------
Total noninterest expense                                  267,305         257,689
                                                          --------        --------
EARNINGS BEFORE TAXES                                      118,794          71,984
Taxes on income                                             47,500          28,500
                                                          --------        --------
NET EARNINGS                                              $ 71,294        $ 43,484
                                                          ========        ========
Average common shares outstanding
  Without dilution                                     139,142,551     135,060,229
  Fully diluted                                        145,531,904     135,338,118
Earnings per share based on average
  common shares outstanding
  Primary                                                     $.47            $.28
  Fully diluted                                                .47             .28
Cash dividend per common share                                 .23             .23

Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                   Three Months Ended
                                                                         March 31
                                                               -------------------------
Dollars in thousands                                                 1996          1995
                                                                     ----          ----
OPERATING ACTIVITIES
  Net earnings                                                 $    71,294   $     43,484
  Noncash adjustments to net earnings:
    Provision for loan losses                                       42,100         47,600
    Provision for real estate losses                                     -          1,500
    Depreciation and amortization                                   19,325         19,593
    Amortization of intangibles                                      9,429         10,019
    Income taxes                                                   (32,958)        10,327
    Loss (gain) on sales of loans receivable
      available for sale                                             1,546           (183)
    Gain on sales of real estate                                    (2,241)        (9,177)
    Gain on sales of consumer loans                                   (538)             -
    Loss on sale of other investments, net                             134              -
    Capitalized interest                                           (17,966)        (5,635)
    Net change in accrued interest                                  28,410        (42,740)
    Other                                                          258,652        176,330
                                                               -----------   ------------
                                                                   377,187        251,118
                                                               -----------   ------------
  Sales and repayments of loans
    receivable available for sale                                  426,581         45,800
  Originations and purchases of loans
    receivable available for sale                                 (418,868)       (95,532)
                                                               -----------    -----------
                                                                     7,713        (49,732)
                                                               -----------    -----------
  Net cash provided by operating
    activities                                                     384,900        210,386
                                                               -----------    -----------
FINANCING ACTIVITIES
  Customer accounts
    Net increase (decrease) in transaction
      accounts                                                      91,129       (677,551)
    Net increase in term accounts                                   15,673      1,277,107
                                                               -----------    -----------
                                                                   106,802        599,556
  Borrowings
    Repayments of long-term debt                                      (229)       (28,462)
    Net change in FHLB borrowings                                  648,031        (52,000)
    Net change in securities sold under
      agreements to repurchase                                  (1,133,795)       665,855
    Net change in short-term debt                                 (368,998)       129,839
                                                               -----------    -----------
                                                                  (854,991)       715,232
  Other financing activity
    Proceeds from issuance of
      common stock                                                   3,025         11,031
    Repurchase of common stock                                      (5,219)             -
    Cash dividends paid                                            (37,788)       (37,147)
                                                               -----------     ----------
                                                                   (39,982)       (26,116)
                                                               -----------     ----------
Net cash (used in) provided by financing
  activities                                                      (788,171)     1,288,672
                                                               -----------     ----------

/TABLE

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                   Three Months Ended
                                                                         March 31
                                                               -------------------------
Dollars in thousands                                                 1996          1995
                                                                     ----          ----
INVESTING ACTIVITIES
  Investment securities
    Proceeds from maturities                                   $   392,846   $   242,100
    Purchases of securities                                       (456,105)     (302,499)
                                                               -----------   -----------
                                                                   (63,259)      (60,399)
  Lending
    Loans originated for investment                             (1,193,713)   (2,813,330)
    Purchases of mortgage-backed securities                         (8,511)            -
    Payments                                                     1,598,612     1,151,873
    Repurchases                                                    (41,004)      (23,994)
    Other                                                           (4,823)        4,675
                                                               -----------   -----------
                                                                   350,561    (1,680,776)
  Other investing activity
    Purchases and sales of premises
      and equipment, net                                            (9,203)      (22,639)
    Sales of real estate                                            84,264       125,208
    Net change in investment in
      FHLB stock                                                   (19,312)      (36,097)
    Other                                                           (3,654)       (6,982)
                                                               -----------   -----------
                                                                    52,095        59,490
                                                               -----------   -----------
  Net cash provided by (used in) investing activities              339,397    (1,681,685)
                                                               -----------   -----------
Net (decrease) in cash and cash equivalents                        (63,874)     (191,627)
Cash and cash equivalents at beginning
  of period                                                      1,094,417     1,148,565
                                                               -----------   -----------
Cash and cash equivalents at end of period                     $ 1,030,543   $   956,938
                                                               ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for
  Interest on deposits                                         $   299,139   $   278,522
  Interest on borrowings                                           187,384       186,639
  Income taxes                                                      45,803        16,360
Noncash investing activities
  Loans transferred to foreclosed
    real estate                                                $   114,067   $   107,745
  Loans originated to finance the sale
    of real estate                                                  17,648        46,421
  Loans originated to refinance existing loans                     107,656        56,394
  Loans exchanged for mortgage-backed
    securities                                                           -     1,997,585


Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

      Great Western Financial Corporation reported net earnings of $71.3 million, or $.47 per share, in the 1996 first quarter compared with net earnings of $43.5 million, or $.28 per share, in the 1995 first quarter. Provisions for loan and real estate losses during the 1996 first quarter were $42.1 million compared with $49.1 million in the first quarter of 1995.


HIGHLIGHTS (Dollars in thousands, except per share)

For the three months ended
March 31                                                1996              1995
- --------------------------                              ----              ----
Net interest income                              $   352,286       $   307,092
Net earnings                                          71,294            43,484
Fully diluted earnings per common share                 $.47              $.28
New loan volume                                    1,737,885         3,011,677
Increase in customer accounts                        106,802           599,556
Mortgage sales                                       415,750            19,278

Interest spread
  Yield on interest earning assets                      7.94%             7.48%
  Cost of interest bearing liabilities                  4.71              4.58
                                                        ----              ----
  Interest spread                                       3.23%             2.90%
                                                        ====              ====

At March 31
- -----------
Total assets                                     $43,762,730       $43,605,494
Stockholders' equity                               2,822,132         2,551,267
Stockholders' equity per common share                 $18.42            $16.73
Tangible stockholders' equity per
  common share                                         16.13             14.10



      The Company's core business benefited from the December 1995 and January 1996 Federal Reserve Board interest rate reductions as they affect the net interest margin. Net interest income for the first quarter of 1996 increased to $352 million compared with $351 million in the fourth quarter of 1995 and $307 million in the first quarter of 1995. The fourth quarter of 1995 included a $13 million reduction in interest expense primarily due to an expected favorable resolution of certain income tax contingencies. An increase in average interest earning asset levels and a higher net interest margin contributed to the increase in net interest income.

      The following summarizes the contribution to pretax income from the Company's principal business units:

                                                      Three Months Ended
                                                          March 31
                                                     -------------------
(Dollars in thousands)                                   1996       1995
                                                         ----       ----
Banking operations                                   $ 95,556    $48,084
Consumer finance group                                 23,238     23,900
                                                     --------    -------
  Pretax earnings                                     118,794     71,984
Taxes on income                                        47,500     28,500
                                                     --------    -------
   Net earnings                                      $ 71,294    $43,484
                                                     ========    =======


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

INTEREST EARNING ASSETS

      Interest earning assets comprise real estate loans and mortgage-backed securities ("mortgages"), consumer finance loans and marketable securities. The composition of interest earning assets at March 31, 1996 and March 31, 1995 follows:

                                                       March 31
                                          ----------------------------------
                                               1996                1995
                                          --------------      --------------
(Dollars in millions)                      Amount     %        Amount     %
                                          -------    ---      -------    ---
Loans receivable
  Real estate
    Residential
      Single-family                       $24,701     60%     $23,207     56%
      Apartments                            1,591      4        1,712      4
    Commercial and other                    1,336      3        1,435      3
  Consumer finance                          2,070      5        1,969      5
  Other                                       537      1          473      1
                                          -------    ---      -------    ---
                                           30,235     73       28,796     69
Mortgage-backed securities                  9,377     23       11,107     27
Securities                                  1,348      3        1,153      3
Investment in FHLB stock                      360      1          342      1
                                          -------    ---      -------    ---
                                          $41,320    100%     $41,398    100%
                                          =======    ===      =======    ===


      Interest earning assets, primarily single-family mortgages, decreased $469 million during the 1996 first quarter compared with an increase of $1.9 billion in the 1995 first quarter due to a shift in the mix of single-family loan originations away from the Adjustable Rate Mortgage ("ARM"). ARMs are held in the Company's portfolio, whereas, fixed-rate loans are sold shortly after origination. The Company also relied less on purchasing loan originations from wholesale lenders in the first quarter of 1996. Mortgage-backed securities consist largely of single-family residential ARM loans swapped for mortgage-backed securities in 1994 and 1995 to provide collateral for borrowings. These securities are subject to full credit recourse.

      The Company repurchases delinquent loans which were sold with recourse. Repurchased loans totaled $41 million in the three months ended March 31, 1996 compared with $24 million in the three months ended March 31, 1995.

      Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties.

      The ARM for single-family residential properties ("SFRs") is the primary lending product held for investment. Approximately 76 percent of mortgages in the portfolio were indexed to the Cost of Funds Index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("FHLB") Cost of Funds Index ("COFI") at March 31, 1996. The Company also originates ARM products which are indexed to one-year Treasury bills, the prime rate and the Federal Cost of Funds Index ("FCOFI"). The FCOFI is a combination of the average interest rate on the combined marketable Treasury bills and the average interest rate on the combined marketable Treasury notes. In March 1995, the Company introduced a new product, the London Interbank Offered Rate ("LIBOR") Annual Monthly Average ("LAMA") ARM. The LAMA ARM is indexed to a 12 month average of the Federal National Mortgage Association ("FNMA") One Month LIBOR. The FCOFI and LAMA ARMs are similar to the COFI ARM product with respect to interest-rate caps and payment changes. At March 31, 1996, ARMs comprised 96.1 percent of the mortgage portfolio.

      A summary of the Company's ARM and fixed rate mortgage portfolio follows:

                                                   March 31
                                       --------------------------------
                                            1996               1995
                                       --------------    --------------
(Dollars in millions)                    Amount    %       Amount    %
                                         ------   ---    --------   ---
ARM
  COFI                                  $28,033    76%    $29,543    79%
  FCOFI                                   3,838    10       4,413    12
  LAMA                                    2,122     6           7     -
  Other                                   1,566     4       1,738     4
                                        -------   ---     -------   ---
                                         35,559    96      35,701    95
Fixed rate
  Long-term                                 900     2       1,199     3
  Short-term                                546     2         561     2
                                        -------   ---     -------   ---
                                        $37,005   100%    $37,461   100%
                                        =======   ===     =======   ===

      A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors. At March 31, 1996, $653 million of ARMs with an average yield of 7.29 percent had reached their periodic cap rate.
Without the cap, the average yield on those ARMs would have been 7.62 percent. Periodic interest-rate caps are generally in effect for three years. The loss to interest income from real estate loans which have reached their ceiling interest rate was approximately $648,000 for the first quarter of 1996 compared with $116,000 in the first quarter of 1995. At March 31, 1996, $221 million of ARM loans with an average yield of 8.44 percent had reached their floor rate. Without the floor, the average yield on these loans would have been 7.72 percent. The benefit to interest income from real estate loans which have reached their floor interest rate was approximately $371,000 for the first quarter of 1996 compared with $1.8 million in the first quarter of 1995.

      The Company's sources of loan originations include wholesale brokers and a network of correspondent relationships in which the Company purchases loans originated by unaffiliated mortgage lenders. In the first three months of 1996, third party originations were $259 million, or 20.9 percent of new real estate loans, compared with $1.1 billion, or 43.1 percent of new real estate loans in the first three months of 1995.

      The composition of new loan volume was as follows:


                                                Three Months Ended
                                         -------------------------------
                                         March 31  December 31  March 31
(Dollars in millions)                        1996         1995      1995
                                         --------  -----------  --------
Real estate loans                          $1,240       $1,446    $2,500
Consumer loans                                498          755       512
                                           ------       ------    ------
  Total new loan volume                    $1,738       $2,201    $3,012
                                           ======       ======    ======


      The composition of real estate loan originations by type was as follows:

                                      Three Months Ended
                              -----------------------------------
                              March 31    December 31    March 31
                                  1996           1995        1995
                              --------    -----------    --------
ARM
  COFI                              20%            25%         94%
  LAMA                              39             38           -
  FCOFI                              -              1           1
  T-Bill                             2              1           1
  Other                              3              3           1
                                   ---            ---         ---
                                    64             68          97

Fixed rate                          36             32           3
                                   ---            ---         ---
                                   100%           100%        100%
                                   ===            ===         ===
Refinances included above           55%            46%         32%
                                   ===            ===         ===


      Fixed-rate lending tends to increase during periods of relatively low interest rates. Such loans are originated exclusively for sale. The portfolio of fixed-rate loans designated as available for sale has been recorded at the lower of cost or fair value. The Company sells loans forward into the secondary market and purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost. At March 31, 1996, there were no open hedge contracts due to the relatively low level of fixed-rate commitments.

      During the first quarter of 1996, ARMs comprised 64 percent of total real estate loan originations compared with 97 percent in the same period of 1995 and 68 percent for the fourth quarter of 1995. The principal mortgage instrument for the first three months of 1996 was the LAMA ARM, whereas, the COFI ARM had been the primary adjustable rate offering in the first three months of 1995. The majority of the LAMA ARM production in 1996 were loans with a fixed interest rate during the first three or five years of the loan term. The ARM differential over the appropriate indices on new ARMs was 2.66 percent in the first quarter of 1996 compared with 2.65 percent a year ago. The ARM differential on the total ARM real estate loan portfolio was 2.50 percent at March 31, 1996 and 2.47 percent at March 31, 1995.

      The cost of funds for Great Western Bank, a Federal Savings Bank ("GWB"), relative to COFI, FCOFI and LAMA is shown as follows:

                                                                GWB Cost of
                          GWB                                  Funds Less Than
                      Cost of                               ----------------------
                        Funds     COFI    FCOFI     LAMA    COFI    FCOFI     LAMA
                      -------     ----    -----     ----    ----    -----     ----

March 31, 1996          4.463%   4.874%   5.957%   5.766%   .411%   1.494%   1.303%
December 31, 1995       4.658    5.059    6.152    5.940    .401    1.494    1.282
March 31, 1995          4.580    5.007    6.336    5.402    .427    1.756     .822



      The contractual maturities of all loans receivable and mortgage-backed securities as of March 31, 1996 follow:

                                                 Mortgage-Backed
                              Real Estate Loans     Securities
                              -----------------  ---------------
                                          Fixed            Fixed
(Dollars in millions)             ARM      Rate      ARM    Rate   Consumer    Total
                                  ---     -----      ---   -----   --------    -----
One year or less              $   437    $   41   $  129    $217     $  812  $ 1,636
Over one to two years             708        49      138      25        558    1,478
Over two to three years           666        43      147      18        407    1,281
Over three to five years        1,119       150      316      41        162    1,788
Over five to ten years          3,410       383      955      99        501    5,348
Over ten to fifteen years       4,308       110    1,290      35        165    5,908
Over fifteen years             15,979       225    5,956      11          2   22,173
                              -------    ------   ------    ----     ------  -------
                              $26,627    $1,001   $8,931    $446     $2,607  $39,612
                              =======    ======   ======    ====     =====   =======

INTEREST BEARING LIABILITIES

      The composition of interest bearing liabilities at March 31, 1996 and March 31, 1995 follows:


                                                         March 31
                                             -------------------------------
                                                 1996               1995
                                             -------------     -------------
(Dollars in millions)                         Amount    %       Amount    %
                                             -------   ---     -------   ---
Customer accounts
  Retail accounts
    Term                                     $17,746    44%    $17,396    44%
    Transaction                               11,174    28      11,336    28
  Wholesale accounts                             422     1         568     1
                                             -------   ---     -------   ---
                                              29,342    73      29,300    73
                                             -------   ---     -------   ---
Borrowings
  FHLB                                         1,503     4         135     -
  Securities sold under
    agreements to repurchase                   5,735    14       6,965    18
  Other                                        3,353     9       3,736     9
                                             -------   ---     -------   ---
                                              10,591    27      10,836    27
                                             -------   ---     -------   ---
Total interest bearing liabilities           $39,933   100%    $40,136   100%
                                             =======   ===     =======   ===


      Borrowings at March 31, 1996 decreased $245 million compared with the same period last year. The level of borrowings is influenced by customer account activity, deposit acquisitions and changes in assets.

      The following table shows the components of the change in customer account balances:

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
(Dollars in millions)                             1996          1995
                                                  ----          ----
Transaction
  Demand accounts                                 $117        $ (217)
  Money market and other transaction
    accounts                                       (21)         (459)
Certificates of deposit                             51         1,272
Wholesale accounts                                 (40)            4
                                                  ----        ------
                                                  $107        $  600
                                                  ====        ======


      The Company concentrates its retail deposit-gathering activity in two states: California and Florida.

      Certificates of deposit have increased in each of the past four quarters. Customers have shifted from money market accounts as a result of higher interest rates offered on certificate of deposit accounts.

      A summary of customer certificates of deposit by interest rate and maturity as of March 31, 1996 follows:


                               90 Days 180 Days  One Year   Two Years
                       Within       to       to        to          to Three Years March 31 December 31 March 31
(Dollars in millions) 90 Days 180 Days One Year Two Years Three Years    and Over     1996        1995     1995
                      ------- -------- -------- --------- ----------- ----------- -------- ----------- --------

Under 4%               $  105   $   20   $   28    $    4        $  8        $  -  $   165     $   199  $ 1,967
4 to 6%                 4,750    3,641    3,434     1,783         275         319   14,202      12,825    9,110
6 to 8%                   545      878    1,250       475          43         431    3,622       4,763    6,518
Over 8%                     2        2        1         1           1           4       11         197      212
                       ------   ------   ------    ------        ----        ----  -------     -------  -------
                       $5,402   $4,541   $4,713    $2,263        $327        $754  $18,000     $17,984  $17,807
                       ======   ======   ======    ======        ====        ====  =======     =======  =======
$100,000 accounts
  included above       $1,289   $  859   $  913    $  231        $ 56        $163  $ 3,511     $ 3,502  $ 3,471


INTEREST SPREAD AND NET INTEREST INCOME

        Net interest income increased to $352 million in the first quarter of 1996 compared with $307 million in the first quarter of 1995. Net interest income was $351 million in the fourth quarter of 1995. The fourth quarter of 1995 included a $13 million reduction in interest expense primarily due to an expected favorable resolution of certain income tax contingencies. While average interest earning assets have increased during the past year, the interest spread has increased as interest rates have fallen. The Company's net interest margin, the difference between the yield on interest earning assets (interest on mortgages, consumer loans and securities) and the cost of funds (interest on customer accounts and borrowings) was 3.47 percent at March 31, 1996 compared with 3.02 percent a year ago. The interest spread for the 1996 first quarter was 3.23 percent compared with 3.19 percent in the 1995 fourth quarter and 2.90 percent in the 1995 first quarter. The repricing lag on COFI, FCOFI and LAMA ARMs increased the interest spread by approximately 9 basis points in the first quarter of 1996 and 2 basis points in the fourth quarter of 1995. For the first quarter of 1995, the repricing lag accounted for a reduction of approximately 25 basis points to the interest spread. The interest spread widens in a declining interest-rate environment as decreases in COFI, to which most interest earning assets are tied, lag behind deposit and borrowing rate decreases.

      The following table of net interest income displays the average monthly balances, interest income and expense and average rates by asset and liability component for the periods indicated:

                                                                Three Months Ended March 31
                                                  -------------------------------------------------------
                                                             1996                         1995
                                                  --------------------------   --------------------------
                                                  Average            Average   Average            Average
(Dollars in millions)                             Balance  Interest     Rate   Balance  Interest     Rate
                                                  -------  --------  -------   -------  --------  -------
Interest earning assets
  Securities                                      $ 1,635      $ 25     6.13%  $ 1,448      $ 22     6.16%
  Mortgage-backed securities                        9,611       174     7.24    10,195       172     6.74
  Loans receivable
    Real estate                                    27,680       522     7.54    26,393       466     7.06
    Consumer                                        2,625       104    15.89     2,435        97    16.01
                                                  -------      ----    -----   -------      ----    -----
  Total interest earning assets                    41,551       825     7.94    40,471       757     7.48
Other assets                                        2,499                        2,288
                                                  -------                      -------
Total assets                                      $44,050                      $42,759
                                                  =======                      =======
Interest bearing liabilities
  Customer accounts
    Term accounts                                 $18,063       248     5.49   $17,342       225     5.20
    Transaction accounts                           11,186        55     1.97    11,643        54     1.84
                                                  -------      ----    -----   -------      ----    -----
                                                   29,249       303     4.14    28,985       279     3.85
  Borrowings
    FHLB                                            1,168        16     5.47       158         2     5.61
    Other                                           9,754       154     6.30    10,197       169     6.62
                                                  -------      ----    -----   -------      ----    -----
  Total interest bearing liabilities               40,171       473     4.71    39,340       450     4.58
Other liabilities                                   1,059                          912
Stockholders' equity                                2,820                        2,507
                                                  -------                      -------
Total liabilities and equity                      $44,050                      $42,759
                                                  =======                      =======
Interest spread                                                         3.23%                        2.90%
                                                                       =====                        =====
Effective yield summary
  Interest income/interest earning assets         $41,551      $825     7.94%  $40,471      $757     7.48%
  Interest expense/interest earning assets         41,551       473     4.55    40,471       450     4.45
                                                               ----    -----                ----    -----

Net yield on interest earning assets                           $352     3.39%               $307     3.03%
                                                               ====    =====                ====    =====


      The average balance of loans receivable above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans that were nonperforming declined to $8.9 million for the quarter ended March 31, 1996 compared with $9.1 million for the quarter ended March 31, 1995.


ASSET LIABILITY MANAGEMENT

      The Company monitors its asset and liability structure and interest-rate/ maturity risks on a regular basis. In this process, consideration is given to interest-rate trends and funding requirements. ARMs comprised approximately 96 percent of the real estate loan portfolio at both March 31, 1996 and March 31, 1995.

      At March 31, 1996, mortgages totaling $7.7 billion were available for sale, primarily mortgage-backed securities. Real estate loans available for sale are valued at the lower of cost or fair value, generally on an individual loan basis. As of March 31, 1996 and 1995, real estate loans available for sale, primarily fixed-rate loans, were $168 million and $66.5 million, respectively. During the three months ended March 31, 1996, gains from this portfolio totaled $2.9 million compared with $1.3 million in the first three months of 1995. Unrealized holding gains on real estate loans available for sale totaled $1.2 million at March 31, 1996 compared with $269,000 at March 31, 1995.

      Mortgage-backed securities available for sale and other securities available for sale are carried at fair value. At March 31, 1996, mortgage-backed securities available for sale included $215 million of fixed-rate loans and $7.3 billion of ARMs. There were $566,000 of realized losses in the first three months of 1996. Unrealized holding gains were $124 million at March 31, 1996, $173 million at December 31, 1995 compared with an unrealized holding loss of $6.3 million at March 31, 1995.

      Marketable securities available for sale at March 31, 1996 had an amortized cost of $1.1 billion and a fair value of $1.2 billion. There were no significant gains realized during the first quarter of 1996 and 1995. Unrealized holding gains on marketable securities were $4.9 million at March 31, 1996 and $8.3 million at December 31, 1995. Unrealized holding losses on marketable securities were $6.9 million at March 31, 1995.

      The unrealized holding gains and losses on securities available for sale, net of income taxes, included as a component of stockholders' equity, were as follows:

                                               Three Months Ended
                                       ----------------------------------
                                        March 31   December 31   March 31
(Dollars in thousands)                      1996          1995       1995
                                       ---------   -----------   --------
Balance at beginning of
  period                               $ 108,433      $ 17,736   $(55,084)
Unrealized holding (losses)
  gains, net of taxes                    (32,644)       90,697     49,163
                                       ---------      --------   --------
Balance at end of period               $  75,789      $108,433   $ (5,921)
                                       =========      ========   ========



      The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $1.9 billion, or 4.7 percent of interest earning assets at March 31, 1996 compared with $3.6 billion, or 8.7 percent of interest earning assets at December 31, 1995 and $4.9 billion, or 11.8 percent of interest earning assets at March 31, 1995. The Company is better protected against rising rates with an excess of interest earning assets maturing or repricing within one year.

                                                           Maturity/Rate Sensitivity
                                       -----------------------------------------------------------------
March 31, 1996                                           % of    Within                             Over
(Dollars in millions)                   Rate   Balance  Total    1 Year  1-5 Years  5-15 Years  15 Years
                                        ----   -------  -----    ------  ---------  ----------  --------
Interest earning assets
Securities                              6.09%  $ 1,348      3   $ 1,348    $     -       $   -      $  -
Mortgage-backed securities              7.29     9,377     23     9,188         96          77        16
Investment in FHLB stock                5.53       360      1         -          -           -       360
Loans receivable
  Real estate
    Adjustable rate                     7.61    26,627     64    24,849      1,778           -         -
    Fixed rate
      Short-term                        8.85       494      1        69        106         163       156
      Long-term                         8.56       507      2       103         98         154       152
  Consumer                             16.03     2,607      6       670      1,559         285        93
                                       -----   -------    ---   -------    -------       -----      ----
                                        8.02    41,320    100    36,227      3,637         679       777

Interest bearing liabilities
Customer accounts
  Regular savings                       1.97     1,789      4     1,789          -           -         -
  Checking and limited access           1.99     9,384     24     9,384          -           -         -
  Wholesale transactions                   -       169      -       169          -           -         -
  Term accounts                         5.37    18,000     45    14,656      3,327          17         -
                                       -----   -------    ---   -------    -------       -----      ----
                                        4.05    29,342     73    25,998      3,327          17         -
Borrowings
  FHLB                                  5.28     1,503      4     1,503          -           -         -
  Other                                 6.05     9,088     23     6,887      1,555         499       147
Impact of interest-rate swaps              -         -      -      (109)       109           -         -
                                       -----   -------    ---   -------    -------       -----      ----
                                        4.55    39,933    100    34,279      4,991         516       147
                                       -----   -------    ---   -------    -------       -----      ----

Excess of interest earning
  assets over interest bearing
  liabilities at March 31, 1996         3.47%  $ 1,387          $ 1,948    $(1,354)      $ 163      $630
                                       =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at December 31, 1995      3.30%  $ 1,108          $ 3,647    $(3,366)      $ 195      $632
                                       =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at March 31, 1995         3.02%  $ 1,262          $ 4,895    $(4,375)      $(187)     $929
                                       =====   ======           =======    =======       =====      ====



                                                               March 31
                                                             ------------
                                                             1996    1995
                                                             ----    ----
Calculation of adjusted margin
Unadjusted margin                                            3.47%   3.02%
Benefit of net interest earning assets                        .16     .14
                                                             ----    ----
Adjusted margin                                              3.63%   3.16%
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

      The Company assesses the status of general loss reserves on real estate loans based upon expected future economic conditions and its current loss experience as applied to the loan portfolio, including loans that are delinquent or adversely classified because of declining collateral values. The amount of the Company's general loss reserve represents management's estimate of the amount of real estate loan losses likely to be incurred by the Company, based upon various assumptions as to future interest rate environments, economic trends and other conditions. As such, the general loss reserve does not represent the amount of such losses that could be incurred under adverse conditions that management does not consider to be the most likely to arise. In addition, management's classification of assets and evaluation of the adequacy of the general loss reserve is an ongoing process. Consequently, there can be no assurance that material additions to the Company's general loss reserve will not be necessary, thereby adversely affecting earnings. The portfolio of commercial and apartment loans experienced a significant decline in new nonperforming activity enabling the Company to reduce reserve levels on that segment of the real estate loan and real estate portfolios in 1995.

      The California real estate market requires continued review. There appear to be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

      On a regional basis, the economic factors affecting the single-family market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the median metropolitan area sales price of existing single-family homes in the San Jose area increased from the fourth quarter of 1994 to the fourth quarter of 1995 by 3 percent. During the same period, the median sales price for the Los Angeles and San Diego areas declined 5 percent and 1 percent, respectively.

      In the Los Angeles area, the vacancy rate of the office space market was 19 percent at December 31, 1995 and 20 percent December 31, 1994. In San Diego County, the vacancy rate was 18 percent at both December 31, 1995 and December 31, 1994.

      In the Los Angeles area, the vacancy rate of the industrial space market remained at 8 percent at December 31, 1995 from a year earlier. San Diego County's industrial space market had a vacancy rate of 4 percent at both December 31, 1995 and December 31, 1994.

      Loans delinquent over 30 days, together with restructured loans, have been included in the process to determine estimated losses. The effects of various loan characteristics such as geography, delinquency, date of origination, property type and loan-to-value ratios ("LTV") are considered in this review process.

      As a monitoring device, the Company reviews the trends of loans and mortgage-backed securities with full credit recourse delinquent for periods of less than ninety days on a monthly (and within-month) basis. The following summarizes mortgages delinquent for periods from thirty to eighty-nine days:

                                    March 31     December 31     March 31
(Dollars in millions)                   1996            1995         1995
                                    --------     -----------     --------
30-59 days delinquent
  SFR                                 $218.4          $202.1       $183.4
  Other                                  5.5             9.1          6.5
60-89 days delinquent
  SFR                                   95.6            95.8         93.0
  Other                                  3.3             6.3         16.9



      The increase in thirty to eighty-nine day delinquencies at March 31, 1996 compared with March 31, 1995 is primarily due to inflows of newly delinquent single-family residential loans resulting from continuing weakness in the Southern California economy.

      The following table shows the trend in the single-family residential portfolio, including mortgage-backed securities with full credit recourse, and delinquencies (two or more payments delinquent) compared to the growth in the related portfolio.

                                              March 31   December 31   March 31
                                                  1996          1995       1995
                                              --------   -----------   --------
SFRs and mortgage-backed securities
  with full credit recourse as a
  percent of total mortgages                      91.4%         91.3%      90.7%
SFR delinquency as a percent
  of total SFR mortgages                           2.4           2.3        2.4


      The Company's real estate loan portfolio included approximately $2.6 billion of uninsured single-family mortgage loans at March 31, 1996, compared with $2.9 billion a year ago, which were originated with terms where the LTV exceeded 80 percent (but not in excess of 90 percent). During the first quarter of 1996, losses on the higher LTV mortgages totaled $2.7 million, or
 .32 percent (annualized), compared with $7.3 million, or .85 percent (annualized) for the same period a year ago. For the year 1995, losses totaled $33.4 million, or 1.00 percent of such loans, compared with $24.3 million, or .59 percent, for 1994. The Company began to purchase mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80 percent in 1990. Therefore, this portfolio of uninsured loans is becoming more seasoned and the balance is declining.

      The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and the reserve for estimated losses related to such loans follows:

                                                             Impaired Loans
                                  -------------------------------------------------------------------
                                   Having                                  Having
                                   related    Reserves for   Net with    no related
                                   reserves     estimated    reserves   reserves for  Net of reserves
                                  for losses     losses     for losses     losses        for losses
                                  ----------  ------------  ----------  ------------  ---------------
(Dollars in thousands)                                       March 31, 1996
                                  -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family                   $ 65,083       $14,137    $ 50,946      $ 28,910         $ 79,856
    Apartments                        85,986        18,866      67,120        22,294           89,414
  Commercial
    Offices                           22,302         8,459      13,843         9,595           23,438
    Retail                            31,677         6,813      24,864           776           25,640
    Hotel/motel                       37,632         9,097      28,535             -           28,535
    Industrial                        20,919         5,346      15,573         3,587           19,160
    Other                              1,638           167       1,471         3,246            4,717
                                    --------       -------    --------      --------         --------
                                    $265,237       $62,885    $202,352      $ 68,408         $270,760
                                    ========       =======    ========      ========         ========

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
                                    ========       =======    ========      ========         ========


      The impaired loan portfolio increased at March 31, 1996 compared with March 31, 1995. The increase was primarily the result of a change in procedure allowing for an accelerated identification of impaired single-family loans. Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

      The Company's policy for recognizing income on impaired loans is to accrue earnings unless a loan is in foreclosure or becomes nonperforming, at which time the accrued earnings are reversed.

      A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

      Certain loans (where GWB works with borrowers encountering economic difficulty) meet the criteria of, and are classified as, troubled debt restructurings ("TDRs") because of modification to loan terms. TDRs totaled $112 million at March 31, 1996 compared with $149 million at March 31, 1995.

      Real estate available for sale is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. Real estate held for development, also subject to the same review process, is carried at the lower of cost or fair value. Real estate is also included in the general reserve evaluation. At March 31, 1996, foreclosed real estate properties totaling $2.6 million are operating profitably after provisions for interest and depreciation and are performing assets.

      Nonperforming assets include loans which are delinquent ninety days or more, TDRs which do not meet certain performance criteria and certain real estate owned which does not generate sufficient income to meet return on investment criteria. The following table indicates the amount of the Company's nonperforming assets and the ratio of nonperforming assets to total assets:

[CAPTION]

                                    March 31        December 31        March 31
                                      1996             1995              1995
                                 -------------     -------------     -------------
(Dollars in millions)            Amount     %      Amount     %      Amount     %
                                 ------    ---     ------    ---     ------    ---
Loans receivable
  Real estate
    Residential
      Single-family                $448   1.03%      $445   1.00%      $466   1.07%
      Apartments                     46    .10         41    .09         66    .15
    Commercial                       81    .19         81    .18         96    .22
  Consumer finance                   26    .06         25    .06         21    .05
  Other                               1      -          2      -          2      -
                                   ----   ----       ----   ----       ----   ----
                                    602   1.38        594   1.33        651   1.49
Real estate                         189    .43        174    .39        163    .38
                                   ----   ----       ----   ----       ----   ----
Total nonperforming assets         $791   1.81%      $768   1.72%      $814   1.87%
                                   ====   ====       ====   ====       ====   ====

      The geographic distribution of the real estate loan and real estate portfolios at March 31, 1996 follows:

                                                          Connecticut/
                                                        Massachusetts/    Oregon/ Oklahoma/
(Dollars in millions)          Total California Florida      New York  Washington     Texas  Georgia Arizona   Other
                               ----- ---------- ------- -------------  ----------  --------  ------- -------   -----
Real estate loans
  Residential
    Single-family            $24,701    $16,080  $1,779        $1,636      $1,482      $771     $431    $363  $2,159
    Apartments                 1,591      1,291      68             -           8        24       51      61      88
  Commercial
    Offices                      390        339      15             5          16         2        4       4       5
    Retail                       247        209      18             -           9         -        -       2       9
    Hotel/motel                  220        139       5             -           -         2        -       3      71
    Industrial                   303        256      12             -           4        13        2       4      12
    Other                        176        130      11             -           6         1        2      11      15
                             -------    -------  ------        ------      ------      ----     ----    ----  ------
                              27,628     18,444   1,908         1,641       1,525       813      490     448   2,359
                             -------    -------  ------        ------      ------      ----     ----    ----  ------

Real estate available
  for sale, net
  Acquired through
    foreclosure                  188        165       7             5           -         5        -       -       6
  Other                           11         11       -             -           -         -        -       -       -
Property development              47         47       -             -           -         -        -       -       -
                             -------    -------  ------        ------      ------      ----     ----    ----  ------
                                 246        223       7             5           -         5        -       -       6
                             -------    -------  ------        ------      ------      ----     ----    ----  ------
Total real estate loans
  and real estate            $27,874    $18,667  $1,915        $1,646      $1,525      $818     $490    $448  $2,365
                             =======    =======  ======        ======      ======      ====     ====    ====  ======

Percent of total               100.0%      67.0%    6.9%          5.9%        5.5%      2.9%     1.7%    1.6%    8.5%


      The geographic distribution of nonperforming real estate loans and real estate at March 31, 1996 follows:

                                                          Connecticut/
                                                        Massachusetts/     Oregon/ Oklahoma/
(Dollars in millions)          Total California Florida      New York  Washington     Texas  Georgia Arizona   Other
                               ----- ---------- ------- -------------  ----------  --------  ------- -------   -----

Real estate loans
  Residential
    Single-family               $448       $362     $22           $22         $ 7      $  6      $ 4     $ 3     $22
    Apartments                    46         37       -             -           1         -        4       -       4
  Commercial
    Offices                       21         16       -             5           -         -        -       -       -
    Retail                        18         15       3             -           -         -        -       -       -
    Hotel/motel                   24         24       -             -           -         -        -       -       -
    Industrial                    13         13       -             -           -         -        -       -       -
    Other                          5          3       1             -           -         -        -       1       -
                                ----       ----     ---           ---         ---       ---      ---     ---     ---
                                 575        470      26            27           8         6        8       4      26
                                ----       ----     ---           ---         ---       ---      ---     ---     ---
Real estate
  Residential
    Single-family                140        128       2             4           -         1        -       -       5
    Apartments                    30         23       3             -           -         4        -       -       -
  Commercial
    Offices                        6          5       1             -           -         -        -       -       -
    Retail                         3          3       -             -           -         -        -       -       -
    Industrial                     3          3       -             -           -         -        -       -       -
    Other                          7          5       1             1           -         -        -       -       -
                                ----       ----     ---           ---         ---       ---      ---     ---     ---
                                 189        167       7             5           -         5        -       -       5
                                ----       ----     ---           ---         ---       ---      ---     ---     ---

Total nonperforming real
  estate loans and real
  estate                        $764       $637     $ 33          $ 32        $ 8       $11      $ 8     $ 4     $31
                                ====       ====     ====          ====        ===       ===      ===     ===     ===
Percent of total               100.0%      83.5%     4.3%          4.2%       1.0%      1.4%     1.0%     .5%    4.1%



      A comparison of the California real estate loan and real estate portfolios and nonperforming real estate loans and real estate by region at March 31, 1996 follows:

                                     California                    Northern California
                           -------------------------------   --------------------------------
(Dollars in millions)      Portfolio  Nonperforming     %    Portfolio  Nonperforming      %
                           ---------  -------------    ---   ---------  -------------     ---
Real estate loans
  Residential
    Single-family            $16,080           $362    2.3      $4,966           $ 74     1.5
    Apartments                 1,291             37    2.9         158              3     1.9
  Commercial
    Offices                      339             16    4.7          74             11    14.9
    Retail                       209             15    7.2          49              1     2.0
    Hotel/motel                  139             24   17.3          45              -       -
    Industrial                   256             13    5.1          35              5    14.3
    Other                        130              3    2.3          38              -       -
                             -------           ----  -----      ------            ---    ----
                              18,444            470    2.5       5,365             94     1.8
                             -------           ----  -----      ------            ---    ----
Real estate
  Residential
    Single-family                128            128  100.0          17             17   100.0
    Apartments                    23             23  100.0           2              2   100.0
  Commercial
    Offices                        5              5  100.0           -              -       -
    Retail                         4              3   75.0           -              -       -
    Industrial                     3              3  100.0           -              -       -
    Other                         60              5    8.3          21              -       -
                             -------           ----  -----      ------            ---    ----
                                 223            167   74.9          40             19    47.5
                             -------           ----  -----      ------            ---    ----
Total real estate loans
  and real estate            $18,667           $637    3.4      $5,405           $113     2.1
                             =======           ====  =====      ======           ====   =====
/TABLE

                                  Central California                 Southern California
                           --------------------------------   --------------------------------
(Dollars in millions)      Portfolio  Nonperforming     %     Portfolio  Nonperforming      %
                           ---------  -------------    ---    ---------  -------------     ---
Real estate loans
  Residential
    Single-family             $1,345            $22     1.6     $ 9,769           $266     2.7
    Apartments                   230              6     2.6         903             28     3.1
  Commercial
    Offices                       38              -       -         227              5     2.2
    Retail                        28              -       -         132             14    10.6
    Hotel/motel                   25              3    12.0          69             21    30.4
    Industrial                    14              1     7.1         207              7     3.4
    Other                         16              1     6.3          76              2     2.6
                              ------            ---   -----     -------           ----   -----
                               1,696             33     1.9      11,383            343     3.0
                              ------            ---   -----     -------           ----   -----
Real estate
  Residential
    Single-family                  7              7   100.0         104            104   100.0
    Apartments                     8              8   100.0          13             13   100.0
  Commercial
    Offices                        1              1   100.0           4              4   100.0
    Retail                         -              -       -           4              3    75.0
    Industrial                     -              -       -           3              3   100.0
    Other                         12              -       -          27              5    18.5
                              ------            ---   -----     -------           ----   -----
                                  28             16    57.1         155            132    85.2
                              ------            ---   -----     -------           ----   -----
Total real estate loans
  and real estate             $1,724            $49     2.8     $11,538           $475     4.1
                              ======            ===   =====     =======           ====   =====



      Nonperforming real estate loans and real estate increased by $23 million during the first quarter of 1996. Total nonperforming single-family residential properties increased $22 million in the first quarter of 1996 due primarily to continued high foreclosure rates. Single-family residential properties in California increased $16 million while out of state properties increased $6 million. Nonperforming commercial and apartment properties increased $1 million in the first quarter of 1996.

      In the first three months of 1996, bulk sales of foreclosed single-family properties totaled $57.8 million compared with $60.4 million in the first three months of 1995. Auction sales have also been utilized to accelerate the disposition of foreclosed properties.

      The Company provides a reserve for uncollected interest which is essentially based upon loans delinquent ninety days or more or in foreclosure. These loans are considered in "nonaccrual" status.

      A summary of loan loss provisions, charge-offs and recoveries by loan type follows:

                                                        At or For The
                                                     Three Months Ended
                                                          March 31
                                                   ----------------------
(Dollars in thousands)                                 1996          1995
                                                       ----          ----
Beginning balance                                  $362,849      $438,051
Provision for loss
  Real estate loans
    SFR                                              26,932        35,600
    Other                                                 -         1,000
  Consumer finance                                   14,500        10,600
  Other                                                 668           400
                                                   --------      --------
                                                     42,100        47,600
                                                   --------      --------
Charge-offs
  Real estate loans
    SFR                                             (40,991)      (50,365)
    Other                                            (2,818)       (5,492)
  Consumer finance                                  (17,600)      (14,801)
  Other                                                (358)         (275)
                                                   --------      --------
                                                    (61,767)      (70,933)
                                                   --------      --------
Recoveries
  Real estate loans
    SFR                                                 169           472
    Other                                                10            24
  Consumer finance                                    4,147         4,090
  Other                                                  70            83
                                                   --------      --------
                                                      4,396         4,669
                                                   --------      --------
Net charge-offs
  Real estate loans
    SFR                                             (40,822)      (49,893)
    Other                                            (2,808)       (5,468)
  Consumer finance                                  (13,453)      (10,711)
  Other                                                (288)         (192)
                                                   --------      --------
                                                    (57,371)      (66,264)
                                                   --------      --------
Ending balance                                     $347,578      $419,387
                                                   ========      ========
Ratio of net charge-offs
  (annualized) to average loans
  Real estate loans
    SFR                                                 .52%          .67%
    Other                                               .38           .70
  Consumer finance                                     2.56          2.16
  Other                                                 .22           .17
                                                       ----          ----
                                                        .62%          .75%
                                                       ====          ====
/TABLE

      The following table presents the Company's reserve for estimated losses and the reserve as a percent of the respective loans receivable portfolios:

                                                  March 31
                                     ------------------------------------
                                          1996                 1995
                                     ---------------      ---------------
(Dollars in millions)                Amount       %       Amount       %
                                     ------      ---      ------      ---
Real estate loans
  SFR                                  $142      .46%       $175      .57%
  Commercial and other                  143     4.86         180     5.74
Consumer finance                         57     2.74          53     2.70
Other                                     6     1.18          11     2.32
                                       ----     ----        ----     ----
  Total                                $348      .95%       $419     1.16%
                                       ====     ====        ====     ====


      A summary of real estate reserve activity by real estate type follows:

                                                       At or For The
                                                     Three Months Ended
                                                          March 31
                                                     ------------------
(Dollars in millions)                                1996          1995
                                                     ----          ----
Beginning balance
  SFR                                                 $ 1          $  3
  Commercial and other                                 56            74
                                                      ---          ----
                                                       57            77
Provision for losses
  SFR                                                   -             -
  Commercial and other                                  -             1
                                                      ---          ----
                                                        -             1
Net charge-offs
  SFR                                                   -             -
  Commercial and other                                 (2)          (11)
                                                      ---          ----
                                                       (2)          (11)
Ending balance
  SFR                                                   1             3
  Commercial and other                                 54            64
                                                      ---          ----
                                                      $55          $ 67
                                                      ===          ====


OPERATIONS

      Net interest income totaled $352 million in the first quarter of 1996 compared with $307 million in the first quarter of 1995. The following table shows the components of the change in net interest income between periods.

                                                                   Three Months Ended March 31
                                                                  ------------------------------
(Dollars in millions)                                             1996 vs 1995      1995 vs 1994
                                                                  ------------      ------------
Mortgage-backed securities
  Rate (1)                                                            $ 13              $  7
  Volume (2)                                                           (10)              102
  Rate/Volume (3)                                                       (1)               18
                                                                      ----              ----
                                                                         2               127
                                                                      ----              ----
Real estate loans (4)
  Rate (1)                                                              32                30
  Volume (2)                                                            22               (43)
  Rate/Volume (3)                                                        2                (3)
                                                                      ----              ----
                                                                        56               (16)
                                                                      ----              ----
Consumer loans (4)
  Rate (1)                                                              (1)               (2)
  Volume (2)                                                             8                 9
  Rate/Volume (3)                                                        -                 -
                                                                      ----              ----
                                                                         7                 7
                                                                      ----              ----
Securities and investments
  Rate (1)                                                               -                 5
  Volume (2)                                                             3                 3
  Rate/Volume (3)                                                        -                 1
                                                                      ----              ----
                                                                         3                 9
                                                                      ----              ----
Interest earning assets
  Rate                                                                  44                40
  Volume                                                                23                71
  Rate/Volume                                                            1                16
                                                                      ----              ----
                                                                        68               127
                                                                      ----              ----
Customer accounts
  Rate (1)                                                              21                67
  Volume (2)                                                             3               (16)
  Rate/Volume (3)                                                        -                (4)
                                                                      ----              ----
                                                                        24                47
                                                                      ----              ----
Borrowings
  Rate (1)                                                             (10)               (9)
  Volume (2)                                                             9               137
  Rate/Volume (3)                                                        -               (21)
                                                                      ----              ----
                                                                        (1)              107
                                                                      ----              ----
Interest bearing liabilities
  Rate                                                                  11                58
  Volume                                                                12               121
  Rate/Volume                                                            -               (25)
                                                                      ----              ----
                                                                        23               154
                                                                      ----              ----
Change in net interest income                                         $ 45              $(27)
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

      Real estate services income totaled $20.2 million for the three months ended March 31, 1996 compared with $21.3 million for the three months ended March 31, 1995. The decrease in income was attributed to lower servicing income. Mortgage sales in the first three months of 1996, all fixed rate, totaled $416 million, at a gain of .82 percent of mortgage sales, compared with $19.3 million in the first three months of last year at a gain of 1.59 percent of mortgage sales. The decrease in gains as a percentage of mortgage sales was the result of the recent rise in long term interest rates which affected the pricing of loans available for sale in the first quarter of 1996. As a result of the adoption of FAS 122, the amount of servicing capitalized in 1996 and included in gain on mortgage sales was $2.5 million. At March 31, 1996, the servicing spread was 41 basis points on the $11.1 billion servicing portfolio compared with a servicing spread of 44 basis points on a $10.8 billion portfolio at March 31, 1995. Loan prepayment fees were $489,000 in the first quarter of this year compared with $45,000 in the first quarter last year. In the first quarter of 1996, the Company sold the servicing rights on $95 million of loans at a gain of $432,000. The portfolio of loans serviced for others is expected to increase if the level of fixed-rate loan originations and sales increase.

      Retail banking fee and commission income increased to $47.9 million in the three months ended March 31, 1996 from $40 million in the three months ended March 31, 1995. Banking fees increased to $41.7 million in the first three months of 1996 compared with $36 million in the same period last year. Income from mutual fund and securities brokerage operations has increased as
a result of increased sales of mutual funds.   Net revenue from these
operations totaled $6.2 million in the three months ended March 31, 1996 compared with $4 million in the same period of 1995. The Company managed mutual funds with assets aggregating $3.4 billion at March 31, 1996 compared with $3 billion at March 31, 1995.

      Other income was $7.8 million for the three months ended March 31, 1996 compared with $8.9 million for the same period a year ago.

      Operating expenses were as follows:

                                                  Three Months Ended
(Dollars in millions)                                  March 31
                                                  ------------------
                                                  1996          1995
                                                  ----          ----

Salaries and related personnel                    $117          $117
Premises and occupancy                              46            46
FDIC insurance premiums                             16            19
Advertising and promotion                            9             8
Outside data processing                             13            15
Communications                                      10            12
Branch losses                                        7             4
Office supplies                                      5             4
Postage                                              4             4
Insurance                                            2             3
Other                                               23            18
                                                  ----          ----
                                                  $252          $250
                                                  ====          ====


      The operating ratios were as follows:

                                                         Three Months Ended
                                                              March 31
                                                        -------------------
                                                         1996          1995
                                                         ----          ----
Operating and administrative expenses (annualized)
  As a percent of average assets
    Corporate                                            2.29%         2.34%
    Banking operations                                   2.09          2.15
  As a percent of average assets and assets
    serviced for others
    Corporate                                            1.83          1.86
    Banking operations                                   1.65          1.69
  As a percent of average retail deposits
    Banking operations                                   3.05          3.08
  As a percent of revenue
    Corporate                                           61.09         68.89
    Banking operations                                  63.54         73.14
/TABLE

      The following table presents net earnings (annualized) as a percent of average assets and as a percent of average equity:

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                  1996          1995
                                                  ----          ----
Return on average assets                           .65%          .41%
Return on average equity                         10.11          6.94



      The Company's effective tax rate was 40 percent in the first three months of 1996 and 39.6 percent in the same period of 1995.


DEPOSIT INSURANCE PREMIUMS

      The Federal Deposit Insurance Corporation (the "FDIC") has adopted a new Bank Insurance Fund (the "BIF") assessment schedule which virtually eliminates the BIF deposit insurance premium assessment in the first half of 1996 for most banks, as the BIF has exceeded the required level of 1.25 percent of insured deposits. At the same time, the FDIC has continued the current Savings Association Insurance Fund (the "SAIF") assessment schedule of premiums which range from 23 cents per $100 of domestic deposits to 31 cents per $100 of domestic deposits, depending on risk classification, because it is expected that the SAIF reserves will not reach the required level for a number of years absent Congressional action to provide additional funding. Such a deposit insurance premium disparity has placed SAIF-insured institutions, such as GWB, at a competitive disadvantage with commercial banks and other BIF-insured institutions. GWB's assessment rate in the first quarter of 1996 is 23 cents per $100 of domestic SAIF-insured deposits. A small portion ($455 million or 1.55 percent) of GWB's deposits are insured by the BIF.

      Proposals have been introduced in Congress to recapitalize the SAIF to the required level of 1.25 percent of insured deposits by levying a one time assessment of roughly 85 cents per $100 of domestic deposits held by SAIF-insured institutions. The Company is unable to predict if any such proposals might be enacted into law, but if they were, the effect on GWB would be a pretax charge of approximately $250 million, or $150 million after tax. Upon recapitalization of the SAIF, it would be expected that the SAIF deposit insurance premiums would be reduced from their current level.

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


CAPITAL RESOURCES AND LIQUIDITY

      Capital (stockholders' equity) was $2.8 billion at March 31, 1996 and $2.6 billion at March 31, 1995. At the end of the 1996 first quarter, the ratio of capital to total assets was 6.4 percent compared with 5.9 percent a year ago.

      GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. At March 31, 1996, GWB's capital was $3.1 billion, including eligible subordinated notes of $374 million.

      The following ratios compare GWB with the capital requirements under regulations issued by the Office of Thrift Supervision ("OTS"):

                                             March 31, 1996
                              --------------------------------------------
                                  Actual         OTS Benchmark
                              --------------     -------------     Capital
(Dollars in millions)         Amount      %      Amount     %       Excess
                              ------     ---     ------    ---     -------
Leverage/tangible ratio       $2,404    5.84     $1,235   3.00       1,169
Tier 1 risk-based ratio        2,399    9.77        982   4.00       2,586
Total risk-based ratio         2,999   12.21      1,965   8.00       1,034


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

      The OTS has proposed to amend its capital rule on the leverage ratio requirement to reflect amendments made by the Office of the Comptroller of the Currency ("OCC") to the capital requirements for national banks. The proposal would establish a 3 percent leverage ratio (defined as the ratio of core capital to adjusted total assets) for savings associations in the strongest financial and managerial condition. All other savings associations would be required to maintain leverage ratios of at least 4 percent. Only savings associations rated composite 1 under the OTS CAMEL rating system will be permitted to operate at or near the regulatory minimum leverage ratio of 3 percent. For all other savings associations, the minimum core capital leverage ratio will be 3 percent plus an additional 100 to 200 basis points.

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

      As of March 31, 1996, real estate loan commitments totaled $870 million compared with $717 million at December 31, 1995 and $816 million at March 31, 1995. These commitments included $627 million of ARMs and $243 million at fixed rates at March 31, 1996. The high percentage of ARM commitments is indicative of a fully adjusted interest rate on COFI ARMs that is more than 100 basis points lower than the rates offered on 30-year fixed-rate loans. The Company has several sources for raising funds for lending, among which are mortgage repayments, mortgage sales, customer deposits, Federal Home Loan Bank borrowings and other borrowings.

      The following table presents the debt ratings of the Company and GWB at March 31, 1996:

                                                    Moody's Investors
                               Standard & Poor's        Service           Fitch
                               -----------------   -----------------   -----------
                               GWFC          GWB   GWFC          GWB   GWFC    GWB
                               ----          ---   ----          ---   ----    ---
Unsecured short-term debt       A-2          A-2    P-2          P-1           F-1
Senior term debt               BBB+           A-   Baa1          A-2     A-      A
Subordinated term debt                      BBB+                 A-3            A-
Preferred stock                BBB-                Baa2                BBB



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

      As presented in the Consolidated Condensed Statement of Cash Flows the sources of liquidity vary between quarters. The primary source of funds in the first quarter of 1996 was principal payments on mortgage-backed securities and loans held for investment of $1.6 billion. New loans originated for investment required $1.2 billion in the first quarter of 1996. Operating activities provided $385 million in the current quarter.

      The Company continued to maintain liquidity balances each period in excess of funding and legal requirements. Cash and securities totaled $2.2 billion at March 31, 1996 and $1.9 billion at March 31, 1995.


DIVIDENDS

      Quarterly cash dividends have been paid since 1977. At its April 1996 meeting, the Board of Directors increased the quarterly cash dividend from $.23 to $.25 per common share. The quarterly cash dividend of $.23 per common share had previously been paid at that level since the second quarter of 1992. The dividend increase was due to the Company's improved earnings and strong capital position.

      In the first quarter of 1996 the regular quarterly dividend on the $129 million 8 3/4 percent cumulative convertible preferred stock, issued in May 1991, and the regular quarterly dividend on the $165 million 8.3 percent cumulative preferred stock, issued in September 1992, were paid.

      The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar, Inc ("Aristar"). In the first quarter of 1996, cash dividends received from GWB and Aristar totaled $37.8 million and $9.1 million, respectively. GWB is subject to the regulations of the OTS and FDIC. The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations establish a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100 percent of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75 percent of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25 percent to 75 percent of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. An association subject to more stringent restrictions imposed by agreement may apply to remove the more stringent restrictions.

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


AVERAGE SHARES OUTSTANDING

      The average common shares outstanding, based upon daily amounts used in the calculation of earnings per share, are shown below:

                                        Three Months Ended March 31
                                        ---------------------------
                                               1996            1995
                                               ----            ----
Primary                                 139,142,551     135,060,229
Fully diluted                           145,531,904     135,338,118


/TABLE

                              PART II - OTHER INFORMATION
                              ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

      The Company's Annual Meeting of Shareholders was held on April 23, 1996. 118,413,497 shares of GWFC common stock were represented at the Annual Meeting in person or by proxy.

      Shareholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                            Votes in Favor
Nominee                        of Election          Votes Withheld
- -------                     --------------          --------------

Dr. David Alexander            114,163,324               4,250,173
H. Frederick Christie          114,176,306               4,237,191
Charles D. Miller              114,168,843               4,244,654


      In addition, the term of office of the following directors continued after the meeting:

Stephen E. Frank
John V. Giovenco
Firmin A. Gryp
Enrique Hernandez, Jr.
John F. Maher
James F. Montgomery
Dr. Alberta E. Siegel
Willis B. Wood, Jr.

ITEM 5.  OTHER INFORMATION
- --------------------------

      The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated follows:

                                          Three Months Ended  Twelve Months Ended  Three Months Ended
(Dollars in thousands)                        March 31, 1996    December 31, 1995      March 31, 1995
                                          ------------------  -------------------  ------------------
Earnings
- --------
  Net earnings                                      $ 71,294           $  261,022            $ 43,484
  Taxes on income                                     47,500              161,100              28,500
                                                    --------           ----------            --------
  Earnings before taxes                             $118,794           $  422,122            $ 71,984
                                                    ========           ==========            ========

Interest expense
- ----------------
  Customer accounts                                 $303,004           $1,217,085            $278,916
  Borrowings                                         181,619              734,670             186,175
                                                    --------           ----------            --------
    Total                                           $484,623           $1,951,755            $465,091
                                                    ========           ==========            ========
Rent expense
- ------------
  Total                                             $ 15,784           $   46,433            $ 13,770
  1/3 thereof                                          5,261               15,478               4,590

Capitalized interest                                $      6           $        -            $      -
- --------------------
Preferred stock dividends                           $  6,254           $   25,015            $  6,254
- -------------------------

Ratio of earnings to fixed charges
  and preferred stock dividends
- ----------------------------------
  Excluding customer accounts
  ---------------------------
    Earnings before fixed charges                   $305,674           $1,172,270            $262,749
    Fixed charges                                    197,307              790,602             201,118
    Ratio                                               1.55                 1.48                1.31

  Including customer accounts
  ---------------------------
    Earnings before fixed charges                   $608,678           $2,389,355            $541,665
    Fixed charges                                    500,311            2,007,687             480,034
    Ratio                                               1.22                 1.19                1.13

Ratio of earnings to fixed charges
- ----------------------------------
  Excluding customer accounts
  ---------------------------
    Earnings before fixed charges                   $305,674           $1,172,270            $262,749
    Fixed charges                                    186,886              750,148             190,765
    Ratio                                               1.64                 1.56                1.38

  Including customer accounts
  ---------------------------
    Earnings before fixed charges                   $608,678           $2,389,355            $541,665
    Fixed charges                                    489,890            1,967,233             469,681
    Ratio                                               1.24                 1.21                1.15
/TABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

a.  Exhibits
    --------
 4.1  The Company has outstanding certain long-term debt as set forth in
      Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Company agrees to furnish copies of the instruments representing its long-term debt to the Securities and Exchange Commission (the "SEC") upon request.

10.1  Amendment No. 2 to GWFC Deferred Compensation Plan  1992 Restatement.

10.2 Amendment No. 2 to GWFC Directors' Deferred Compensation Plan 1992 Restatement.

10.3 Amendment No. 2 to GWFC Senior Officers' Deferred Compensation Plan 1992 Restatement.

10.4 Amendment 1996-1 to GWFC Supplemental Executive Retirement Plan 1988 Restatement.

10.5  Amendment 1996-1 to GWFC Retirement Restoration Plan.

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










GREAT WESTERN FINANCIAL CORPORATION
- -----------------------------------
Registrant







/s/Carl F. Geuther
- -----------------------------------
Carl F. Geuther
Vice Chairman and Chief Financial
Officer




/s/Barry R. Barkley
- -----------------------------------
Barry R. Barkley
Senior Vice President and
Controller








DATE:  May 13, 1996

                     GREAT WESTERN FINANCIAL CORPORATION

                              EXHIBIT INDEX

                              March 31, 1996



Exhibit                                                                Page
Number                                                                 Number
- -------                                                                ------

10.1  Amendment No. 2 to GWFC Deferred Compensation                       39
      Plan 1992 Restatement.

10.2  Amendment No. 2 to GWFC Directors' Deferred Compensation            41
      Plan 1992 Restatement.

10.3  Amendment No. 2 to GWFC Senior Officers' Deferred Compensation      42
      Plan 1992 Restatement.

10.4  Amendment 1996-1 to GWFC Supplemental Executive Retirement          45
      Plan 1988 Restatement.

10.5  Amendment 1996-1 to GWFC Retirement Restoration Plan.               47

11.1  Statement re computation of per share earnings                      49

27.1  Financial Data Schedule                                             50