Form 10-Q
period 1996-06-30
GREAT WESTERN FINANCIAL CORP
filed 1996-08-14
CIK 43512

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D. C.  20549 - 1004
                          FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996

                                  OR

[]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ----------------

Commission file number                          1-4075
                      --------------------------------------------------

                       GREAT WESTERN FINANCIAL CORPORATION
         --------------------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

                               APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of July 31, 1996: 130,946,847

                         GREAT WESTERN FINANCIAL CORPORATION

                                 TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Part I.   Financial Information

     Item 1.  Financial Statements

            Consolidated Condensed Statement of Financial Condition -
              June 30, 1996, December 31, 1995 and June 30, 1995...      4

            Consolidated Condensed Statement of Operations -
              Three Months and Six Months Ended June 30, 1996
              and 1995.............................................      5

            Consolidated Condensed Statement of Cash Flows -
              Three Months and Six Months Ended June 30, 1996
              and 1995.............................................      6

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations for the
                 Three Months and Six Months Ended June 30, 1996...     8

Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security
                 Holders............................................   34

     Item 5.  Other Information.....................................   35

     Item 6.  Exhibits and Reports on Form 8-K......................   36

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

Item 1.  Financial Statements

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                  June 30   December 31        June 30
(Dollars in thousands)                                               1996          1995           1995
                                                             ------------   -----------   ------------
ASSETS
Cash and securities
  Cash                                                        $   613,064    $  837,292    $   813,755
  Certificates of deposit, repurchase agreements
    and federal funds                                             375,125       257,125        312,125
  Securities available for sale                                 1,389,777     1,092,459        996,769
                                                              -----------   -----------    -----------
                                                                2,377,966     2,186,876      2,122,649
Mortgage-backed securities held to maturity
  (fair value $1,771,664, $1,941,918 and $8,154,155)            1,750,363     1,886,736      8,053,898
Mortgage-backed securities available for
  sale                                                          7,179,922     7,916,705      2,827,602
                                                              -----------   -----------    -----------
                                                                8,930,285     9,803,441     10,881,500
Loans receivable, net of reserve for
  estimated losses                                             29,653,954    29,401,644     28,851,335
Loans receivable available for sale                               408,236       485,705        389,416
                                                              -----------   -----------    -----------
                                                               30,062,190    29,887,349     29,240,751

Real estate available for sale or
  development, net                                                221,471       217,112        195,771
Interest receivable                                               263,603       298,640        281,281
Investment in Federal Home Loan Banks                             365,506       341,102        344,633
Premises and equipment, at cost,
  net of accumulated depreciation                                 584,436       604,672        604,447
Other assets                                                      609,647       923,859        501,809
Intangibles arising from acquisitions                             304,854       323,713        343,892
                                                              -----------   -----------    -----------
                                                              $43,719,958   $44,586,764    $44,516,733
                                                              ===========   ===========    ===========
LIABILITIES
Customer accounts                                             $28,879,819   $29,234,928    $29,246,964
Securities sold under agreements to repurchase                  5,367,694     6,868,296      7,429,298
Short-term borrowings                                           3,000,329     2,056,493      1,879,244
Other borrowings                                                2,514,240     2,420,845      2,355,403
Company-obligated mandatorily redeemable preferred
  securities of the Company's subsidiary trust,
  holding solely $103,092,800 aggregate principle
  amount of 8.25% subordinated deferrable interest
  notes, due 2025, of the Company                                 100,000       100,000              -
Other liabilities and accrued expenses                            725,564       705,345        711,691
Taxes on income, principally deferred                             297,587       378,381        283,658
STOCKHOLDERS' EQUITY                                            2,834,725     2,822,476      2,610,475
                                                              -----------   -----------    -----------
                                                              $43,719,958   $44,586,764    $44,516,733
                                                              ===========   ===========    ===========

Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                             Three Months Ended      Six Months Ended
                                                                    June 30               June 30
                                                          ----------------------   -----------------------
(Dollars in thousands, except per share)                      1996          1995         1996         1995
                                                              ----          ----         ----         ----
INTEREST INCOME
  Real estate loans                                       $510,760      $490,648   $1,032,314   $  956,175
  Mortgage-backed securities                               164,607       195,067      338,633      366,884
  Consumer loans                                           101,821        99,063      206,117      196,488
  Securities                                                17,000        13,250       31,163       25,833
  Other                                                     12,754         9,633       23,643       19,347
                                                          --------      --------   ----------   ----------
                                                           806,942       807,661    1,631,870    1,564,727
INTEREST EXPENSE
  Customer accounts                                        290,454       307,819      593,458      586,735
  Borrowings
    Short-term                                             110,533       136,523      226,700      252,209
    Long-term                                               54,007        52,722      107,478      108,094
                                                          --------      --------   ----------   ----------
                                                           454,994       497,064      927,636      947,038
                                                          --------      --------   ----------   ----------
NET INTEREST INCOME                                        351,948       310,597      704,234      617,689
Provision for loan losses                                   39,300        43,200       81,400       90,800
                                                          --------      --------   ----------   ----------
Net interest income after provision
  for loan losses                                          312,648       267,397      622,834      526,889

Other operating income
  Real estate services
    Loan fees                                                6,827         5,705       13,287       11,904
    Mortgage banking
      Gain on mortgage sales                                   611         1,800        2,943        3,060
      Servicing                                             11,386        13,876       22,839       27,674
                                                          --------      --------   ----------   ----------
                                                            18,824        21,381       39,069       42,638
  Retail banking
    Banking fees                                            43,003        37,862       84,667       73,890
    Securities operations                                    8,008         4,286       14,218        8,253
                                                          --------      --------   ----------   ----------
                                                            51,011        42,148       98,885       82,143
  Net (loss) gain on securities and investments               (441)        2,411         (758)       2,877
  Net insurance operations                                   7,613         7,146       14,978       13,873
  Other                                                      1,096         1,771        1,842        3,507
                                                          --------      --------   ----------   ----------
Total other operating income                                78,103        74,857      154,016      145,038
Noninterest expense
  Operating and administrative
    Salaries and related personnel                         117,621       114,630      234,152      231,508
    Premises and occupancy                                  44,890        46,134       90,736       92,261
    FDIC insurance premium                                  16,028        14,355       32,174       32,994
    Advertising and promotion                                9,540         9,012       18,699       17,141
    Other                                                   60,082        63,815      124,575      123,921
                                                          --------      --------   ----------   ----------
                                                           248,161       247,946     500,336       497,825
  Amortization of intangibles                                9,430        10,089      18,859        20,108
  Real estate operations                                     2,589           983       8,290        (2,726)
  Provision for real estate losses                               -             -           -         1,500
                                                          --------      --------   ----------   ----------
Total noninterest expense                                  260,180       259,018     527,485       516,707
                                                          --------      --------   ----------   ----------
EARNINGS BEFORE TAXES                                      130,571        83,236     249,365       155,220
Taxes on income                                             51,300        32,800      98,800        61,300
                                                          --------      --------   ----------   ----------
NET EARNINGS                                              $ 79,271      $ 50,436   $  150,565   $   93,920
                                                          ========      ========   ==========   ==========
Average common shares outstanding
  Without dilution                                     139,041,758   136,746,783  138,984,442  135,876,365
  Fully diluted                                        145,491,403   136,746,783  145,434,087  136,242,751
Earnings per share based on average
  common shares outstanding
  Primary                                                     $.52          $.32         $.99         $.60
  Fully diluted                                                .52           .32          .99          .60
Cash dividend per common share                                 .25           .23          .48          .46

Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                          Three Months Ended          Six  Months Ended
                                                               June 30                       June 30
                                                     --------------------------    --------------------------
(Dollars in thousands)                                      1996           1995           1996           1995
                                                            ----           ----           ----           ----
OPERATING ACTIVITIES
  Net earnings                                       $    79,271    $    50,436    $   150,565    $    93,920
  Noncash adjustments to net earnings:
    Provision for loan losses                             39,300         43,200         81,400         90,800
    Provision for real estate losses                           -              -              -          1,500
    Depreciation and amortization                         19,226         18,899         38,551         38,492
    Amortization of intangibles                            9,430         10,089         18,859         20,108
    Income taxes                                          (4,205)        25,289        (37,163)        35,616
    Loss (gain) on sales of loans receivable
      available for sale                                   2,830           (552)         4,376           (735)
    Gain on sales of real estate                          (5,095)        (5,110)        (7,336)       (14,287)
    Gain on sales of consumer loans                         (107)             -           (645)             -
    Gain on sale of other investments, net                  (569)             -           (435)             -
    Capitalized interest                                 (13,633)       (17,479)       (31,599)       (23,114)
    Net change in accrued interest                        15,414         (2,576)        43,824        (45,316)
    Other                                                 55,304         21,187        313,956        197,517
                                                     -----------    -----------    -----------   ------------
                                                         197,166        143,383        574,353        394,501
                                                     -----------    -----------    -----------   ------------
  Sales and repayments of loans
    receivable available for sale                        391,354        137,802        817,935        183,602
  Originations and purchases of loans
    receivable available for sale                       (312,987)      (168,582)      (731,855)      (264,114)
                                                     -----------    -----------    -----------   ------------
                                                          78,367        (30,780)        86,080        (80,512)
                                                     -----------    -----------    -----------   ------------
  Net cash provided by operating
    activities                                           275,533        112,603        660,433        313,989
                                                     -----------    -----------    -----------   ------------
FINANCING ACTIVITIES
  Customer accounts
    Net (decrease) in transaction accounts              (148,459)      (217,000)       (57,330)      (894,551)
    Net (decrease) increase in term accounts            (313,452)       163,461       (297,779)     1,440,568
                                                     -----------    -----------    -----------   ------------
                                                        (461,911)       (53,539)      (355,109)       546,017
  Borrowings
    Repayments of long-term debt                          (5,216)      (155,279)        (5,445)      (183,741)
    Proceeds from new long-term debt                      99,842              -         99,842              -
    Net change in FHLB borrowings                        666,188        (20,000)     1,314,219        (72,000)
    Net change in securities sold under
      agreements to repurchase                          (366,807)       464,388     (1,500,602)     1,130,243
    Net change in short-term debt                         (2,387)       538,944       (371,385)       668,783
                                                     -----------    -----------    -----------   ------------
                                                         391,620        828,053       (463,371)     1,543,285
  Other financing activity
    Proceeds from issuance of
      common stock                                         3,506         18,949          6,531        29,980
    Repurchases of common stock                                -              -         (5,219)            -
    Cash dividends paid                                  (40,562)       (37,335)       (78,350)      (74,482)
                                                     -----------    -----------    -----------   -----------
                                                         (37,056)       (18,386)       (77,038)      (44,502)
                                                     -----------    -----------    -----------   -----------
Net cash (used in) provided by financing
  activities                                            (107,347)       756,128       (895,518)    2,044,800
                                                     -----------    -----------    -----------   -----------

/TABLE

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                         Three Months Ended             Six Months Ended
                                                             June 30                         June 30
                                                     --------------------------    -------------------------
(Dollars in thousands)                                      1996           1995           1996          1995
                                                            ----           ----           ----          ----
INVESTING ACTIVITIES
  Investment securities
    Proceeds from maturities                         $   430,446    $   445,316    $   823,292   $   687,416
    Purchases of securities                             (675,731)      (442,611)    (1,131,836)     (745,110)
                                                     -----------    -----------    -----------   -----------
                                                        (245,285)         2,705       (308,544)      (57,694)
  Lending
    Loans originated for investment                   (1,754,095)    (2,031,146)    (2,947,808)   (4,844,476)
    Purchases of mortgage-backed securities              (21,856)             -        (30,367)            -
    Payments                                           1,741,032      1,251,345      3,306,521     2,391,720
    Mortgage sales                                         3,722              -          3,722             -
    Repurchases                                           (8,961)       (11,046)       (16,842)      (23,542)
    Other                                                  1,102          6,363         (3,721)       11,038
                                                     -----------    -----------    -----------   -----------
                                                         (39,056)      (784,484)       311,505    (2,465,260)
  Other investing activity
    Purchases and sales of premises
      and equipment, net                                 (11,388)       (19,936)       (20,591)      (42,575)
    Sales of real estate                                  86,704         64,508        170,968       189,716
    Net change in investment in
      FHLB stock                                          (5,092)        (2,495)       (24,404)      (38,592)
    Other                                                  3,577         39,913            (77)       32,931
                                                     -----------    -----------    -----------   -----------
                                                          73,801         81,990        125,896       141,480
                                                     -----------    -----------    -----------   -----------
  Net cash (used in) provided by
    investing activities                                (210,540)      (699,789)       128,857    (2,381,474)
                                                     ------------   -----------    -----------   -----------
Net (decrease) increase in cash and cash
  equivalents                                            (42,354)       168,942       (106,228)      (22,685)
Cash and cash equivalents at beginning
  of period                                             1,030,543       956,938      1,094,417     1,148,565
                                                      -----------   -----------    -----------   -----------
Cash and cash equivalents at end of period            $   988,189   $ 1,125,880    $   988,189   $ 1,125,880
                                                      ===========   ===========    ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for
  Interest on deposits                                $   279,209   $   295,199    $   578,348   $   573,721
  Interest on borrowings                                  153,117       181,638        340,501       368,277
  Income taxes                                             50,749         6,914         96,552        23,274
Noncash investing activities
  Loans transferred to foreclosed
    real estate                                       $   107,357   $   106,143    $   221,424   $   213,888
  Loans originated to finance the sale
    of real estate                                         17,433        18,940         35,081        65,361
  Loans originated to refinance existing loans             84,300        52,618        191,956       109,012
  Loans exchanged for mortgage-backed
    securities                                                  -             -              -     1,997,585


Unaudited

                    GREAT WESTERN FINANCIAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996

      Great Western Financial Corporation reported net earnings of $79.3 million, or $.52 per share, in the 1996 second quarter compared with net earnings of $71.3 million, or $.47 per share, in the 1996 first quarter and $50.4 million, or $.32 per share, in the 1995 second quarter. For the six months ended June 30, 1996, net earnings were $151 million, or $.99 per share, compared with $93.9 million, $.60 per share, for the same period a year ago.

      Provisions for loan losses during the 1996 second quarter were $39.3 million compared with $42.1 million in the first quarter of 1996 and $43.2 million in the second quarter of 1995. Provisions for loan and real estate losses during the first six months of 1996 and 1995 were $81.4 million and $92.3 million, respectively.

HIGHLIGHTS (Dollars in thousands, except per share)


For the three months ended
June 30                                               1996            1995
- --------------------------                            ----            ----
Net interest income                            $   351,948     $   310,597
Net earnings                                        79,271          50,436
Fully diluted earnings per common share               $.52            $.32
New loan volume                                  2,168,815       2,271,106
(Decrease) in customer accounts                   (461,911)        (53,539)
Mortgage sales                                     386,335         102,825

Interest spread
  Yield on interest earning assets                    7.81%           7.72%
  Cost of interest bearing liabilities                4.58            4.89
                                                      ----            ----
  Interest spread                                     3.23%           2.83%
                                                      ====            ====

For the six months ended
June 30
- ------------------------
Net interest income                            $   704,234     $   617,689
Net earnings                                       150,565          93,920
Fully diluted earnings per common share               $.99            $.60
New loan volume                                  3,906,700       5,282,783
(Decrease) increase in customer accounts          (355,109)        546,017
Mortgage sales                                     802,085         122,103

Interest spread
  Yield on interest earning assets                    7.87%           7.61%
  Cost of interest bearing liabilities                4.64            4.74
                                                      ----            ----
  Interest spread                                     3.23%           2.87%
                                                      ====            ====

At June 30
- -----------
Total assets                                   $43,719,958     $44,516,733
Stockholders' equity                             2,834,725       2,610,475
Stockholders' equity per common share               $18.49          $17.04



      The Company's core business benefited from the December 1995 and January 1996 Federal Reserve Board interest rate reductions as they affect the net interest margin. Net interest income for both the first and second quarters of 1996 was $352 million compared to $311 million in the second quarter of 1995. During periods of falling interest rates, the Company's cost of funds falls more rapidly than the yield on earning assets.

      The following summarizes the contribution to pretax income from the Company's principal business units:

                               Three Months Ended      Six Months Ended
                                    June 30                 June 30
                              -------------------    ---------------------
(Dollars in thousands)           1996        1995        1996         1995
                                 ----        ----        ----         ----

Banking operations            $ 98,492    $56,101    $194,048     $104,185
Consumer finance group          32,079     27,135      55,317       51,035
                              --------    -------    --------     --------
  Pretax earnings              130,571     83,236     249,365      155,220
Taxes on income                 51,300     32,800      98,800       61,300
                              --------    -------    --------     --------
  Net earnings                $ 79,271    $50,436    $150,565     $ 93,920
                              ========    =======    ========     ========


INTEREST EARNING ASSETS

      Interest earning assets comprise real estate loans and mortgage-backed securities ("mortgages"), consumer finance loans and marketable securities. The composition of interest earning assets at June 30, 1996 and June 30, 1995 follows:

                                                       June 30
                                          ----------------------------------
                                               1996                1995
                                          --------------      --------------
(Dollars in millions)                      Amount     %        Amount     %
                                          -------    ---      -------    ---
Loans receivable
  Real estate
    Residential
      Single-family                       $25,004     60%     $24,156     57%
      Apartments                            1,554      4        1,670      4
    Commercial and other                    1,297      3        1,418      3
  Consumer finance                          2,082      5        2,004      5
  Other                                       536      1          476      1
                                          -------    ---      -------    ---
                                           30,473     73       29,724     70
Mortgage-backed securities                  8,930     22       10,903     26
Securities                                  1,702      4        1,249      3
Investment in FHLB stock                      366      1          345      1
                                          -------    ---      -------    ---
                                          $41,471    100%     $42,221    100%
                                          =======    ===      =======    ===

      Interest earning assets, primarily single-family mortgages, decreased $318 million in the first six months of 1996 compared with an increase of $2.7 billion in the same period of 1995 due to a shift in the mix of single-family loan originations away from Adjustable Rate Mortgage ("ARM"). ARMs are held in the Company's portfolio, whereas, fixed-rate loans are sold shortly after origination. The Company also relied less on purchasing loan originations from wholesale and correspondent lenders in 1996. In the first six months of 1996, third party originations were $789 million, or 27.9 percent of new real estate loans, compared with $1.5 billion, or 36.2 percent of new real estate loans in the same period of 1995. Mortgage-backed securities consist largely of single-family residential ARM loans swapped for mortgage-backed securities in 1994 and 1995 to provide collateral for borrowings. These securities are subject to full credit recourse.

      The Company repurchases delinquent loans which were sold with recourse. Repurchased loans totaled $16.8 million in the six months ended June 30, 1996 compared with $23.5 million in the six months ended June 30, 1995.

      Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties.

      The ARM for single-family residential properties ("SFRs") is the primary lending product held for investment. At June 30, 1996, approximately 75 percent of mortgages in the portfolio were indexed to the Cost of Funds Index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("FHLB") Cost of Funds Index ("COFI"). The Company also originates ARM products which are indexed to one-year Treasury bills, the prime rate and the Federal Cost of Funds Index ("FCOFI"). The FCOFI is a combination of the average interest rate on the combined marketable Treasury bills and the average interest rate on the combined marketable Treasury notes. In March 1995, the Company introduced a new product, the London Interbank Offered Rate ("LIBOR") Annual Monthly Average ("LAMA") ARM. The LAMA ARM is indexed to a 12 month average of the Federal National Mortgage Association ("FNMA") One Month LIBOR. The FCOFI and LAMA ARMs are similar to the COFI ARM product with respect to interest-rate caps and payment changes. At June 30, 1996, ARMs comprised 96 percent of the mortgage portfolio.

      A summary of the Company's ARM and fixed rate mortgage portfolio follows:

                                                         June 30
                                             ------------------------------
                                                 1996              1995
                                             -------------    -------------
(Dollars in millions)                         Amount    %      Amount    %

ARM
  COFI                                       $27,683    75%    $29,847   78%
  FCOFI                                        3,674    10       4,318   11
  LAMA                                         2,514     7         531    1
  Other                                        1,619     4       1,697    5
                                             -------   ---     -------  ---
                                              35,490    96      36,393   95
Fixed rate
  Long-term                                      771     2       1,192    3
  Short-term                                     524     2         562    2
                                             -------   ---     -------  ---
                                             $36,785   100%    $38,147  100%
                                             =======   ===     =======  ===


        A significant portion of the ARM portfolio is subject to lifetime interest-rate floors. At June 30, 1996, $451 million of ARM loans with an average yield of 7.80 percent had reached their floor rate. Without the floor, the average yield on these loans would have been 7.35 percent. The benefit to interest income from real estate loans which have reached their floor interest rate was approximately $841,000 for the six months ended June 30, 1996 compared with $2.3 million in the same period of last year.

      The composition of new loan volume was as follows:

                               Three Months Ended        Six Months Ended
                           --------------------------        June 30
                           June 30  March 31  June 30    ----------------
(Dollars in millions)         1996      1996     1996      1996      1995
                           -------  --------  -------      ----      ----

Real estate loans           $1,589    $1,240   $1,700    $2,829    $4,200
Consumer loans                 580       498      571     1,078     1,083
                            ------    ------   ------    ------    ------
  Total new loan volume     $2,169    $1,738   $2,271    $3,907    $5,283
                            ======    ======   ======    ======    ======


        The composition of real estate loan originations by type was as follows:

                               Three Months Ended        Six Months Ended
                           --------------------------        June 30
                           June 30  March 31  June 30    ----------------
(Dollars in millions)         1996      1996     1996      1996      1995
                           -------  --------  -------      ----      ----

ARM
  COFI                          42%       20%      55%       32%       78%
  LAMA                          27        39       31        33        13
  FCOFI                          -         -        1         -         1
  T-Bill                         7         2        -         5         -
  Other                          3         3        3         3         2
                               ---       ---      ---       ---       ---
    Total ARM                   79        64       90        73        94

Fixed rate                      21        36       10        27         6
                               ---       ---      ---       ---       ---
                               100%      100%     100%      100%      100%
                               ===       ===      ===       ===       ===
Refinances, included above      43%       55%      32%       49%        32%
                               ===       ===      ===       ===       ===

      Fixed-rate lending tends to increase during periods of relatively low interest rates. Such loans are originated exclusively for sale. The portfolio of fixed-rate loans designated as available for sale has been recorded at the lower of cost or fair value. The Company sells loans forward into the secondary market and purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost. At June 30, 1996, there were no open hedge contracts due to the relatively low level of fixed-rate commitments.

      During the second quarter of 1996, ARMs comprised 79 percent of total real estate loan originations compared with 90 percent in the same period of 1995 and 64 percent for the first quarter of 1996. The principal mortgage instruments for the first six months of 1996 were both the COFI and LAMA ARMs. A popular ARM product in 1996 was the LAMA ARM loan with a fixed interest rate during the first three or five years of the loan term. The ARM differential over the appropriate indices on new ARMs was 2.67 percent in the second quarter of 1996 compared with 2.56 percent a year ago. The ARM differential on the total ARM real estate loan portfolio was 2.51 percent at June 30, 1996 and 2.48 percent at June 30, 1995.

      The cost of funds for Great Western Bank, a Federal Savings Bank ("GWB"), relative to COFI, FCOFI and LAMA is shown as follows:

                                                         GWB Cost of
                       GWB                             Funds Less Than
                   Cost of                           --------------------
                     Funds    COFI   FCOFI    LAMA   COFI   FCOFI    LAMA
                   -------    ----   -----    ----   ----   -----    ----

June 30, 1996        4.396%  4.809%  5.935%  5.636%  .413%  1.539%  1.240%
March 31, 1996       4.463   4.874   5.957   5.766   .411   1.494   1.303
December 31, 1995    4.658   5.059   6.152   5.940   .401   1.494   1.282
June 30, 1995        4.815   5.179   6.352   5.782   .364   1.537    .967



      The contractual maturities of all loans receivable and mortgage-backed securities as of June 30, 1996 follow:

                                                Mortgage-Backed
                             Real Estate Loans     Securities
                             -----------------  ---------------
                                         Fixed            Fixed
(Dollars in millions)            ARM      Rate      ARM    Rate  Consumer    Total
                                 ---     -----      ---   -----  --------    -----

One year or less             $   505     $  37    $  127   $151    $  816  $ 1,636
Over one to two years            734        49       135     29       562    1,509
Over two to three years          683        44       144     24       410    1,305
Over three to five years       1,127       166       309     39       163    1,804
Over five to ten years         3,482       320       932     91       510    5,335
Over ten to fifteen years      4,402       105     1,250     32       156    5,945
Over fifteen years            16,003       198     5,657     10         1   21,869
                             -------     -----    ------   ----    ------  -------
                             $26,936     $ 919    $8,554   $376    $2,618  $39,403
                             =======     =====    ======   ====    ======  =======


INTEREST BEARING LIABILITIES

      The composition of interest bearing liabilities at June 30, 1996 and June 30, 1995 follows:

                                                          June 30
                                             -------------------------------
                                                 1996               1995
                                             -------------     -------------
(Dollars in millions)                         Amount    %       Amount    %
                                              ------   ---      ------   ---

Customer accounts
  Retail accounts
    Term                                     $17,469    44%    $17,596    43%
    Transaction                               11,022    27      11,086    27
  Wholesale accounts                             389     1         565     1
                                             -------   ---     -------   ---
                                              28,880    72      29,247    71
                                             -------   ---     -------   ---
Borrowings
  FHLB                                         2,169     6         115     -
  Securities sold under
    agreements to repurchase                   5,368    13       7,429    19
  Other                                        3,445     9       4,120    10
                                             -------   ---     -------   ---
                                              10,982    28      11,664    29
                                             -------   ---     -------   ---
Total interest bearing liabilities           $39,862   100%    $40,911   100%
                                             =======   ===     =======   ===


      Borrowings at June 30, 1996 decreased $682 million compared with the same period last year. The level of borrowings is influenced by customer account activity, deposit acquisitions and changes in assets.

      The following table shows the components of the change in customer account balances:

                               Three Months Ended     Six Months Ended
                                    June 30                June 30
                               ------------------    -------------------
(Dollars in millions)           1996         1995     1996          1995
                                ----         ----     ----          ----
Transaction
  Demand accounts              $ (90)       $(105)   $  27       $  (323)
  Money market and other
    transaction accounts         (62)        (145)     (83)         (604)
Certificates of deposit         (277)         200     (226)        1,472
Wholesale accounts               (33)          (4)     (73)            1
                               -----        -----    -----       -------
                               $(462)       $ (54)   $(355)      $   546
                               =====        =====    =====       =======


      The Company concentrates its retail deposit-gathering activity in two states: California and Florida.

      The decrease in customer account deposits reflects the competitive environment of banking institutions and the wide array of investment opportunities available to consumers.

      A summary of customer certificates of deposit by interest rate and maturity as of June 30, 1996 follows:


                       90 Days 180 Days  One Year   Two Years
(Dollars in    Within       to       to        to          to Three Years  June 30 December 31  June 30
  millions)   90 Days 180 Days One Year Two Years Three Years    and Over     1996        1995     1995
              ------- -------- -------- --------- ----------- -----------  ------- -----------  -------

Under 4%       $  129   $   30   $   18    $    3        $  8        $  -  $   188     $   199  $   795
4 to 6%         4,289    3,042    4,348     2,078         273         354   14,384      12,825    9,753
6 to 8%           877      311    1,212       246          32         428    3,106       4,763    7,213
Over 8%             2        -        1         1           3           1        8         197      210
               ------   ------   ------    ------        ----        ----  -------     -------  -------
               $5,297   $3,383   $5,579    $2,328        $316        $783  $17,686     $17,984  $17,971
               ======   ======   ======    ======        ====        ====  =======     =======  =======
$100,000
  accounts
  included
  above       $1,193   $  680   $1,054    $  244        $ 56        $169  $ 3,396     $ 3,502  $ 3,472


INTEREST SPREAD AND NET INTEREST INCOME

        Net interest income was unchanged at $352 million in the second quarter of 1996 compared to the first quarter of 1996. Net interest income was $311 million in the second quarter of 1995. The interest spread for both the 1996 first and second quarters was 3.23 percent compared with 2.83
percent in the 1995 second quarter.    The  repricing lag on COFI, FCOFI and
LAMA ARMs increased the interest spread by approximately 6 basis points in the second quarter of 1996 and 9 basis points in the first quarter of 1996. For the second quarter of 1995, the repricing lag accounted for a reduction of approximately 10 basis points to the interest spread. The interest spread decreases in an increasing interest-rate environment as increases in COFI, to which most interest earning assets are tied, lag behind deposit and borrowing rate increases. The Company's net interest margin, the difference between the yield on interest earning assets (interest on mortgages, consumer loans and securities) and the cost of funds (interest on customer accounts and borrowings) was 3.32 percent at June 30, 1996 compared with 3.06 percent a year ago.

      The following table of net interest income displays the average monthly balances, interest income and expense and average rates by asset and liability component for the periods indicated:

                                                                  Three Months Ended June 30
                                                   -------------------------------------------------------
                                                              1996                         1995
                                                   --------------------------   --------------------------
                                                   Average            Average   Average            Average
(Dollars in millions)                              Balance  Interest     Rate   Balance  Interest     Rate
                                                   -------  --------  -------   -------  --------  -------
Interest earning assets
  Securities                                       $ 1,878      $ 30     6.34%   $ 1,548     $ 23     5.91%
  Mortgage-backed securities                         9,136       164     7.21     11,014      195     7.08
  Loans receivable
    Real estate                                     27,724       511     7.37     26,830      491     7.32
    Consumer                                         2,612       102    15.60      2,463       99    16.09
                                                   -------      ----    -----    -------     ----    -----
  Total interest earning assets                     41,350       807     7.81     41,855      808     7.72
Other assets                                         2,258                         2,321
                                                   -------                       -------
Total assets                                       $43,608                       $44,176
                                                   =======                       =======

Interest bearing liabilities
  Customer accounts
    Term accounts                                  $17,809       236     5.30    $17,881      253      5.65
    Transaction accounts                            11,167        54     1.95     11,360       55      1.95
                                                   -------      ----    -----    -------     ----    -----
                                                    28,976       290     4.01     29,241      308      4.21
  Borrowings
    FHLB                                             1,701        22     5.11        125        2      5.34
    Other                                            9,090       143     6.28     11,267      187      6.66
                                                   -------      ----    -----    -------     ----     -----
  Total interest bearing liabilities                39,767       455     4.58     40,633      497      4.89
Other liabilities                                    1,031                           967
Stockholders' equity                                 2,810                         2,576
                                                   -------                       -------
Total liabilities and equity                       $43,608                       $44,176
                                                   =======                       =======

Interest spread                                                          3.23%                         2.83%
                                                                        =====                         =====
Effective yield summary
  Interest income/interest earning assets          $41,350      $807     7.81%  $41,855      $808      7.72%
  Interest expense/interest earning assets          41,350       455     4.40    41,855       497      4.75
                                                                ----    -----                ----     -----
Net yield on interest earning assets                            $352     3.41%               $311      2.97%
                                                                ====    =====                ====     =====

                                                                   Six Months Ended June 30
                                                   -------------------------------------------------------
                                                              1996                         1995
                                                   --------------------------   --------------------------
                                                   Average            Average   Average            Average
(Dollars in millions)                              Balance  Interest     Rate   Balance  Interest     Rate
                                                   -------  --------  -------   -------  --------  -------

Interest earning assets
  Securities                                       $ 1,763    $   55     6.22%  $ 1,498    $   45     6.03%
  Mortgage-backed securities                         9,373       339     7.23    10,533       367     6.97
  Loans receivable
    Real estate                                     27,713     1,032     7.45    26,648       956     7.18
    Consumer                                         2,620       206    15.74     2,450       197    16.04
                                                   -------    ------    -----   -------    ------    -----
  Total interest earning assets                     41,469     1,632     7.87    41,129     1,565     7.61
Other assets                                         2,370                        2,319
                                                   -------                      -------
Total assets                                       $43,839                      $43,448
                                                   =======                      =======

Interest bearing liabilities
  Customer accounts
    Term accounts                                  $17,927       484     5.40   $17,584       478     5.44
    Transaction accounts                            11,153       110     1.96    11,502       109     1.89
                                                   -------    ------    -----   -------    ------    -----
                                                    29,080       594     4.08    29,086      587     4.03
  Borrowings
    FHLB                                             1,425        38     5.29       143         4     5.46
    Other                                            9,470       296     6.26    10,736       356     6.64
                                                   -------    ------    -----   -------    ------    -----
  Total interest bearing liabilities                39,975       928     4.64    39,965       947     4.74
Other liabilities                                    1,050                          943
Stockholders' equity                                 2,814                        2,540
                                                   -------                      -------
Total liabilities and equity                       $43,839                      $43,448
                                                   =======                      =======
Interest spread                                                          3.23%                        2.87%
                                                                        =====                        =====
Effective yield summary
  Interest income/interest earning assets          $41,469    $1,632     7.87%   $41,129   $1,565     7.61%
  Interest expense/interest earning assets          41,469       928     4.47     41,129      947     4.61
                                                              ------    -----              ------    -----
Net yield on interest earning assets                          $  704     3.40%             $  618     3.00%
                                                              ======    =====              ======     ====


      The average balance of loans receivable above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans that were nonperforming declined to $7.8 million for the quarter ended June 30, 1996 compared with $10.2 million for the quarter ended June 30, 1995. For the first six months of 1996 and 1995, nonaccrual interest was $16.7 million and $19.3 million, respectively.

ASSET LIABILITY MANAGEMENT

      The Company monitors its asset and liability structure and interest-rate/ maturity risks on a regular basis. In this process, consideration is given to interest-rate trends and funding requirements. ARMs comprised approximately 97 percent of the real estate loan portfolio at June 30, 1996 and 96 percent at June 30, 1995.

      At June 30, 1996, mortgages totaling $7.2 billion were available for sale, primarily mortgage-backed securities. Real estate loans available for sale are valued at the lower of cost or fair value, generally on an individual loan basis. As of June 30, 1996 and 1995, real estate loans available for sale, primarily fixed-rate loans, were $53.3 million and $104 million, respectively. During the quarter and six months ended June 30, 1996, gains from this portfolio totaled $1.4 million and $3.9 million, respectively, compared with $1.8 million and $3.1 million in the second quarter and six months of 1995. Unrealized holding gains on real estate loans available for sale totaled $704,000 at June 30, 1996 and $1.3 million at June 30, 1995.

      Mortgage-backed securities available for sale and other securities available for sale are carried at fair value. At June 30, 1996, mortgage-backed securities available for sale included $163 million of fixed-rate loans and $7.0 billion of ARMs. During the second quarter and six months ended June 30, 1996, realized losses were $1.4 and $2.0 million, respectively. In the second quarter, the Company realized a $1.4 million loss on the sale of a commercial mortgage note. Unrealized holding gains were $72.6 million at June 30, 1996, compared with $173 million at December 31, 1995 and $29.3 million at June 30, 1995.

      Marketable securities available for sale at June 30, 1996 had both an amortized cost and a fair value of $1.4 billion. There were no significant gains realized during the second quarter and six months ended June 30, 1996 and 1995. Unrealized holding losses on marketable securities were $2.9 million at June 30, 1996. Unrealized holding gains on marketable securities were $8.3 million at December 31, 1995 and $3.7 million at June 30, 1995.

      The unrealized holding gains and losses on securities available for sale, net of income taxes, included as a component of stockholders' equity, were as follows:

                                     Three Months Ended       Six Months Ended
                                     ------------------           June 30
                                     June 30,  March 31     -------------------
(Dollars in thousands)                  1996       1996        1996        1995
                                     -------   --------     -------     -------

Balance at beginning of period      $ 75,789   $108,433    $108,433    $(55,084)
Unrealized holding (losses)
  gains, net of taxes                (30,496)   (32,644)    (63,140)     75,301
                                    --------   --------    --------    --------
Balance at end of period            $ 45,293   $ 75,789    $ 45,293    $ 20,217
                                    ========   ========    ========    ========


      The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $2.0 billion, or 4.7 percent of interest earning assets at June 30, 1996 compared with $3.6 billion, or 8.7 percent of interest earning assets at December 31, 1995 and $5.4 billion, or 12.7 percent of interest earning assets at June 30, 1995. The Company is better protected against rising rates with an excess of interest earning assets maturing or repricing within one year.

                                                              Maturity/Rate Sensitivity
                                          -----------------------------------------------------------------
June 30, 1996                                               % of    Within                             Over
(Dollars in millions)                      Rate   Balance  Total    1 Year  1-5 Years  5-15 Years  15 Years
                                           ----   -------  -----    ------  ---------  ----------  --------
Interest earning assets
Securities                                 6.10%  $ 1,702      4   $ 1,702    $     -       $   -    $    -
Mortgage-backed securities                 7.12     8,930     22     8,749         86          76        19
Investment in FHLB stock                   6.05       366      1         -          -           -       366
Loans receivable
  Real estate
    Adjustable rate                        7.46    26,936     65    24,790      2,146           -         -
    Fixed rate
      Short-term                           8.91       453      1        16         15          35       387
      Long-term                            8.64       466      1        61         67         122       216
  Consumer                                15.54     2,618      6       658      1,564         293       103
                                          -----   -------    ---   -------    -------       -----    ------
                                           7.86    41,471    100    35,976      3,878         526     1,091
                                          -----   -------    ---   -------    -------       -----    ------
Interest bearing liabilities
Customer accounts
  Regular savings                          1.97     1,776      5     1,776          -           -         -
  Checking and limited access              2.04     9,246     23     9,246          -           -         -
  Wholesale transactions                      -       172      -       172          -           -         -
  Term accounts                            5.24    17,686     44    14,258      3,412          16         -
                                          -----   -------    ---   -------    -------       -----    ------
                                           3.99    28,880     72    25,452      3,412          16         -
Borrowings
  FHLB                                     5.37     2,169      6     2,169          -           -         -
  Other                                    6.16     8,813     22     6,513      1,954         199       147
Impact of interest-rate swaps                 -         -      -      (109)       109           -         -
                                          -----   -------    ---   -------    -------       -----    ------
                                           4.54    39,862    100    34,025      5,475         215       147
                                          -----   -------    ---   -------    -------       -----    ------
Excess of interest earning
  assets over interest bearing
  liabilities at June 30, 1996             3.32%  $ 1,609          $ 1,951    $(1,597)      $ 311      $944
                                          =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at December 31, 1995         3.30%  $ 1,108          $ 3,647    $(3,366)      $ 195      $632
                                          =====   =======          =======    =======       =====      ====
Excess of interest earning
  assets over interest bearing
  liabilities at June 30, 1995             3.06%  $ 1,310          $ 5,359    $(4,738)      $(133)     $822
                                          =====   =======          =======    =======       =====      ====

                                                                June 30
                                                             ------------
                                                             1996    1995
                                                             ----    ----
Calculation of adjusted margin
Unadjusted margin                                            3.32%   3.06%
Benefit of net interest earning assets                        .18     .15
                                                             ----    ----
Adjusted margin                                              3.50%   3.21%
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

      On a regional basis, the economic factors affecting the single-family market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the median metropolitan area sales price of existing single-family homes in the San Jose area increased from the first quarter of 1995 to the first quarter of 1996 by 4 percent. During the same period, the median sales price for the Los Angeles area declined 4 percent while the median sales price for the San Diego area was relatively unchanged.

      In the office space market, regional differences also exist between Northern and Southern California. In the San Francisco area, the vacancy rate declined to 7 percent at March 31, 1996 from 9 percent a year earlier. In the Los Angeles area, the vacancy rate of the office space market was 19 percent at both March 31, 1996 and March 31, 1995. In San Diego County, the vacancy rate was 17 percent at March 31, 1996 and 18 percent at March 31, 1995.

      In the industrial space market, Northern and Southern California vacancy rates have been more comparable. In the San Francisco area, the vacancy rate decreased to 8 percent at March 31, 1996 from 9 percent a year earlier. In the Los Angeles area, the vacancy rate of the industrial space market remained at 8 percent at March 31, 1996 from a year earlier. San Diego County's industrial space market had a vacancy rate of 6 percent at March 31, 1996 and 4 percent at March 31, 1995.

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

      As a monitoring device, the Company reviews the trends of loans and mortgage-backed securities with full credit recourse delinquent for periods of less than ninety days on a monthly (and within-month) basis. The following summarizes mortgages delinquent for periods from thirty to eighty-nine days:

                                June 30    March 31    December 31    June 30
(Dollars in millions)              1996        1996           1995       1995
                                -------    --------    -----------    -------
30-59 days delinquent
  SFR mortgages                  $226.5      $218.4         $202.1     $165.2
  Other                            12.0         5.5            9.1        3.8
60-89 days delinquent
  SFR mortgages                    98.3        95.6           95.8       91.8
  Other                            16.5         3.3            6.3       12.7


      The increase in thirty to eighty-nine day delinquencies at June 30, 1996 compared with June 30, 1995 is primarily due to inflows of newly delinquent single-family residential loans resulting from continuing weakness in the Southern California economy.

      The following table shows the trend in the single-family residential portfolio, including mortgage-backed securities with full credit recourse, and delinquencies (two or more payments delinquent) compared to the growth in the related portfolio.

                                             June 30   December 31   June 30
                                                1996          1995      1995
                                             -------   -----------   -------
SFRs and mortgage-backed securities
  with full credit recourse as a
  percent of total mortgages                    91.7%         91.3%     91.0%
SFR delinquency as a percent
  of total SFR mortgages                         2.4           2.3       2.2



      The Company's real estate loan portfolio included approximately $2.6 billion of uninsured single-family mortgage loans at June 30, 1996, compared with $2.9 billion a year ago, which were originated with terms where the LTV exceeded 80 percent (but not in excess of 90 percent). During the second quarter of 1996, losses on the higher LTV mortgages totaled $2.8 million, or
 .37 percent (annualized), compared with $12 million, or 1.45 percent (annualized) for the same period a year ago. For the year 1995, losses totaled $33.4 million, or 1.00 percent of such loans, compared with $24.3 million, or .59 percent for 1994. The Company began to purchase mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80 percent in 1990. Therefore, this portfolio of uninsured loans is becoming more seasoned and the balance is declining.

      The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and the reserve for estimated losses related to such loans follows:

                                                             Impaired Loans
                                  -------------------------------------------------------------------
                                   Having                                  Having
                                   related    Reserves for   Net with    no related
                                   reserves     estimated    reserves   reserves for  Net of reserves
                                  for losses     losses     for losses     losses        for losses
                                  ----------  ------------  ----------  ------------  ---------------
(Dollars in thousands)                                       June 30, 1996
                                  -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family                    $78,572      $17,682      $60,890       $44,140         $105,030
    Apartments                        83,500       15,940       67,560        10,018           77,578
  Commercial
    Offices                           24,068        9,054       15,014         2,788           17,802
    Retail                            31,621        2,844       28,777           770           29,547
    Hotel/motel                       24,302        8,066       16,236             -           16,236
    Industrial                        16,876        4,534       12,342         3,568           15,910
    Other                              3,662        1,102        2,560         2,051            4,611
                                    --------      -------     --------       -------         --------
                                    $262,601      $59,222     $203,379       $63,335         $266,714
                                    ========      =======     ========       =======         ========

                                                              June 30, 1995
                                  -------------------------------------------------------------------
Real estate loans
  Residential
    Single-family                   $ 30,676      $ 7,530     $ 23,146       $ 13,976        $ 37,122
    Apartments                        88,190       19,633       68,557         25,377          93,934
  Commercial
    Offices                           22,638        8,045       14,593         13,137          27,730
    Retail                            27,974        6,240       21,734          9,019          30,753
    Hotel/motel                       38,889        9,296       29,593              -          29,593
    Industrial                        22,679        4,974       17,705          5,207          22,912
    Other                              3,584          648        2,936          2,100           5,036
                                    --------      -------     --------       --------        --------
                                    $234,630      $56,366     $178,264       $ 68,816        $247,080
                                    ========      =======     ========       ========        ========


      The impaired loan portfolio increased at June 30, 1996 compared with June 30, 1995. The increase was primarily the result of a change in procedure allowing for an accelerated identification of impaired single-family loans. Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

      The Company's policy for recognizing income on impaired loans is to accrue earnings unless a loan is in foreclosure or becomes nonperforming, at which time the accrued earnings are reversed.

      A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

      Certain loans (where GWB works with borrowers encountering economic difficulty) meet the criteria of, and are classified as, troubled debt restructurings ("TDRs") because of modification to loan terms. TDRs totaled $113 million at June 30, 1996 compared with $134 million at June 30, 1995.

      Real estate available for sale is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. Real estate held for development, also subject to the same review process, is carried at the lower of cost or fair value. Real estate is also included in the general reserve evaluation. At June 30, 1996, foreclosed real estate properties totaling $2.0 million are operating profitably after provisions for interest and depreciation and are performing assets.

      Nonperforming assets include loans which are delinquent ninety days or more, TDRs and certain real estate owned which does not generate sufficient income to meet return on investment criteria. The following table indicates the amount of the Company's nonperforming assets and the ratio of nonperforming assets to total assets:


                                 June 30        December 31       June 30
                                   1996            1995             1995
                              -------------    -------------    -------------
(Dollars in millions)         Amount     %     Amount     %     Amount     %
                              ------    ---    ------    ---    ------    ---
Loans receivable
  Real estate
    Residential
      Single-family             $443   1.01%     $445   1.00%     $433    .97%
      Apartments                  43    .10        41    .09        53    .12
    Commercial                    72    .17        81    .18        91    .21
  Consumer finance                27    .06        25    .06        22    .05
  Other                            1      -         2      -         1      -
                                ----   ----      ----   ----      ----   ----
                                 586   1.34       594   1.33       600   1.35
Real estate                      184    .42       174    .39       159    .36
                                ----   ----      ----   ----      ----   ----
Total nonperforming assets      $770   1.76%     $768   1.72%     $759   1.71%
                                ====   ====      ====   ====      ====   ====

      The geographic distribution of the real estate loan and real estate portfolios at June 30, 1996 follows:

                                                      Connecticut/
                                                    Massachusetts/     Oregon/ Oklahoma/
(Dollars in millions)     Total California  Florida      New York  Washington     Texas  Georgia Arizona   Other
                          ----- ----------  ------- -------------  ----------  --------  ------- -------   -----
Real estate loans
  Residential
    Single-family       $25,004    $16,023   $1,805        $1,702      $1,483      $809     $439    $369  $2,374
    Apartments            1,554      1,290       65             -           8        24       46      42      79
  Commercial
    Offices                 383        336       15             -          16         2        5       4       5
    Retail                  246        208       18             -           9         -        -       2       9
    Hotel/motel             219        138        5             -           -         2        -       3      71
    Industrial              279        239       12             -           3        13        3       4       5
    Other                   170        125       11             -           6         1        1      11      15
                        -------    -------   ------        ------       -----      ----     ----     ---   -----
                         27,855     18,359    1,931         1,702       1,525       851      494     435   2,558
                        -------    -------   ------        ------       -----      ----     ----     ---   -----
Real estate available
  for sale, net
  Acquired through
    foreclosure             183        164        7             4           -         1       -        1       6
  Other                      11         10        1             -           -         -       -        -       -
Property development         44         44        -             -           -         -       -        -
                        -------    -------   ------        ------       -----      ----     ----     ---   -----
                            238        218        8             4           -         1       -        1       6
                        -------    -------   ------        ------       -----      ----     ----     ---   -----
Total real estate loans
  and real estate       $28,093    $18,577   $1,939        $1,706      $1,525      $852    $494     $436  $2,564
                        =======    =======   ======        ======      ======      ====    ====     ====  ======

Percent of total          100.0%      66.1%     6.9%          6.1%        5.4%      3.0%    1.8%     1.6%    9.1%

      The geographic distribution of nonperforming real estate loans and real estate at June 30, 1996 follows:

                                                     Connecticut/
                                                   Massachusetts/  Oregon/     Oklahoma/
(Dollars in millions)    Total California  Florida      New York   Washington     Texas  Georgia Arizona   Other
                         ----- ----------  ------- -------------   ----------  --------  ------- -------   -----

Real estate loans
  Residential
    Single-family         $443       $352      $22           $26          $ 6       $ 4      $ 5     $ 3     $25
    Apartments              43         35        -             -            -         -        4       -       4
  Commercial
    Offices                 17         16        -             -            1         -        -       -       -
    Retail                  19         16        3             -            -         -        -       -       -
    Hotel/motel             24         24        -             -            -         -        -       -       -
    Industrial               7          7        -             -            -         -        -       -       -
    Other                    5          3        1             -            -         -        -       1       -
                          ----       ----      ---           ---          ---       ---      ---     ---     ---
                           558        453       26            26            7         4        9       4      29
                          ----       ----      ---           ---          ---       ---      ---     ---     ---
Real estate
  Residential
    Single-family          144        130        3             4            -         1        -       1       5
    Apartments              22         19        3             -            -         -        -       -       -
  Commercial
    Offices                  5          4        1             -            -         -        -       -       -
    Retail                   1          1        -             -            -         -        -       -       -
    Industrial               3          3        -             -            -         -        -       -       -
    Other                    9          8        -             -            -         -        -       -       1
                          ----       ----      ---           ---          ---       ---      ---     ---    ----
                           184        165        7             4            -         1        -       1       6
                          ----       ----      ---           ---          ---       ---      ---     ---    ----
Total nonperforming real
  estate loans and real
  estate                  $742       $618      $33           $30          $ 7       $ 5      $ 9     $ 5    $ 35
                          ====       ====      ===           ===          ===       ===      ===     ===    ====

Percent of total         100.0%      83.3%     4.5%          4.0%          .9%       .7%     1.2%     .7%    4.7%


      A comparison of the California real estate loan and real estate portfolios and nonperforming real estate loans and real estate by region at June 30, 1996 follows:

                                          California                    Northern California
(Dollars in millions)           Portfolio  Nonperforming     %    Portfolio  Nonperforming      %
                                ---------  -------------    ---   ---------  -------------     ---
Real estate loans
  Residential
    Single-family                 $16,023           $352    2.2      $4,990           $ 71     1.4
    Apartments                      1,290             35    2.7         156              3     1.9
  Commercial
    Offices                           336             16    4.8          74             11    14.9
    Retail                            208             16    7.7          49              1     2.0
    Hotel/motel                       138             24   17.4          44              -       -
    Industrial                        239              7    2.9          32              1     3.1
    Other                             125              3    2.4          36              -       -
                                  -------            ---  -----      ------           ----    ----
                                   18,359            453    2.5       5,381             87     1.6
                                  -------            ---  -----      ------           ----    ----
Real estate
  Residential
    Single-family                     130            130  100.0          16             16   100.0
    Apartments                         19             19  100.0           1              1   100.0
  Commercial
    Offices                             4              4  100.0           -              -       -
    Retail                              3              1   33.3           -              -       -
    Industrial                          3              3  100.0           -              -       -
    Other                              59              8   13.6          21              4    19.0
                                  -------            ---  -----      ------           ----    ----
                                      218            165   75.7          38             21    55.3
                                  -------            ---  -----      ------           ----    ----
Total real estate loans
  and real estate                 $18,577           $618    3.3      $5,419           $108     2.0
                                  =======           ====  =====      ======           ====   =====

/TABLE

                                       Central California                Southern California
(Dollars in millions)           Portfolio  Nonperforming      %    Portfolio  Nonperforming      %
                                ---------  -------------     ---   ---------  -------------     ---

Real estate loans
  Residential
    Single-family                  $1,340            $20     1.5     $ 9,693           $261     2.7
    Apartments                        228              7     3.1         906             25     2.8
  Commercial
    Offices                            37              -       -         225              5     2.2
    Retail                             27              -       -         132             15    11.4
    Hotel/motel                        25              3    12.0          69             21    30.4
    Industrial                         13              -       -         194              6     3.1
    Other                              17              1     5.9          72              2     2.8
                                   ------            ---   -----     -------           ----   -----
                                    1,687             31     1.8      11,291            335     3.0
                                   ------            ---   -----     -------           ----   -----
Real estate
  Residential
    Single-family                       6              6   100.0         108            108   100.0
    Apartments                          8              8   100.0          10             10   100.0
  Commercial
    Offices                             -              -       -           4              4   100.0
    Retail                              1              -       -           2              1    50.0
    Industrial                          -              -       -           3              3   100.0
    Other                              12              -       -          26              4    15.4
                                   ------            ---   -----     -------           ----   -----
                                       27             14    51.9         153            130    85.0
                                   ------            ---   -----     -------           ----   -----
Total real estate loans
  and real estate                  $1,714            $45     2.6     $11,444           $465     4.1
                                   ======            ===   =====     =======           ====   =====



      Nonperforming real estate loans and real estate decreased by $22 million during the second quarter of 1996. Total nonperforming single-family residential properties decreased $1 million in the second quarter of 1996. Single-family residential properties in California decreased $8 million while out of state properties increased $7 million. Nonperforming commercial and apartment properties decreased $21 million in the second quarter of 1996.

      In the second quarter of 1996, bulk sales of foreclosed single-family properties totaled $45.8 million compared with $57.8 million in the first three months of 1996 and $57.4 million in the second quarter of 1995. Auction sales have also been utilized to accelerate the disposition of foreclosed properties.

      The Company provides a reserve for uncollected interest which is essentially based upon loans delinquent ninety days or more or in foreclosure. These loans are considered in "nonaccrual" status.

      A summary of loan loss provisions, charge-offs and recoveries by loan type follows:

                                  At or For The            At or For the
                               Three Months Ended         Six Months Ended
                                    June 30                   June 30
                              --------------------    -----------------------
(Dollars in thousands)            1996        1995         1996          1995
                                  ----        ----         ----          ----
Beginning balance             $347,578    $419,387    $ 362,849     $ 438,051
Provision for loss
  Real estate loans
    SFR                         26,700      38,600       53,632        74,200
    Other                            -       1,000            -         2,000
  Consumer finance              13,600       9,200       28,100        19,800
  Other                         (1,000)     (5,600)        (332)       (5,200)
                              --------    --------    ---------     ---------
                                39,300      43,200       81,400        90,800
                              --------    --------    ---------     ---------
Charge-offs
  Real estate loans
    SFR                        (39,022)    (52,265)     (80,013)     (102,630)
    Other                       (4,726)     (9,525)      (7,544)      (15,017)
  Consumer finance             (16,862)    (13,832)     (34,462)      (28,633)
  Other                           (827)       (421)      (1,185)         (696)
                              --------    --------    ---------     ---------
                               (61,437)    (76,043)    (123,204)     (146,976)
                              --------    --------    ---------     ---------
Recoveries
  Real estate loans
    SFR                            398         406          567           878
    Other                          166         396          176           420
  Consumer finance               4,234       4,248        8,381         8,338
  Other                             82          58          152           141
                              --------    --------    ---------     ---------
                                 4,880       5,108        9,276         9,777
                              --------    --------    ---------     ---------
Net charge-offs
  Real estate loans
    SFR                        (38,624)    (51,859)     (79,446)     (101,752)
    Other                       (4,560)     (9,129)      (7,368)      (14,597)
  Consumer finance             (12,628)     (9,584)     (26,081)      (20,295)
  Other                           (745)       (363)      (1,033)         (555)
                              --------    --------    ---------     ---------
                               (56,557)    (70,935)    (113,928)     (137,199)
                              --------    --------    ---------     ---------
Ending balance                $330,321    $391,652    $ 330,321     $ 391,652
                              ========    ========    =========     =========
Ratio of net charge-offs
  (annualized) to average loans
  Real estate loans
    SFR                            .49%        .67%         .51%          .67%
    Other                          .63        1.17          .50           .94
  Consumer finance                2.44        1.93         2.50          2.04
  Other                            .55         .30          .39           .24
                                 -----       -----        -----         -----
                                   .62%        .78%         .62%          .77%
                                 =====       =====        =====         =====

      Provisions for losses on the leasing portfolio, included in other loan loss provisions, for the three and six month periods ending June 30, 1996, decreased as a result of the reversal of $1.8 million of excess reserves. Loan loss provisions for the same period of 1995 decreased as a result of the reversal of a $6 million reserve originally established for expected losses which did not materialize.

      The following table presents the Company's reserve for estimated losses and the reserve as a percent of the respective loans receivable portfolios:

                                                   June 30
                                     -----------------------------------
                                          1996                 1995
                                     ---------------      --------------
(Dollars in millions)                Amount       %       Amount      %
                                     ------      ---      ------     ---
Real estate loans
  SFR                                  $130      .42%       $162     .52%
  Commercial and other                  138     4.83         172    5.59
Consumer finance                         57     2.77          53    2.63
Other                                     5      .86           5    1.06
                                       ----     ----        ----    ----
  Total                                $330      .90%       $392    1.06%
                                       ====     ====        ====    ====

      A summary of real estate reserve activity by real estate type follows:

                                   At or For The        At or For The
                                Three Months Ended     Six Months Ended
                                     June 30               June 30
                                ------------------     ----------------
(Dollars in millions)           1996          1995     1996        1995
                                ----          ----     ----        ----
Beginning balance
  SFR                            $ 1           $ 3     $ 1         $  3
  Commercial and other            54            64      56           74
                                 ---           ---     ---         ----
                                  55            67      57           77

Provision for losses
    Commercial and other           -             -       -            1

Net charge-offs
  SFR                             (1)            -      (1)           -
  Commercial and other            (2)           (1)     (4)         (12)
                                 ---           ---     ---         ----
                                  (3)           (1)     (5)         (12)

Ending balance
  SFR                              -             3       -            3
  Commercial and other            52            63      52           63
                                 ---           ---     ---         ----
                                 $52           $66     $52         $ 66
                                 ===           ===     ===         ====


OPERATIONS

      Net interest income totaled $352 million in the second quarter of 1996 compared with $311 million in the second quarter of 1995. The following table shows the components of the change in net interest income between periods.

                                          Three Months Ended June 30   Six Months Ended June 30
                                          --------------------------  ---------------------------
(Dollars in millions)                      1996 vs 1995  1995 vs 1994  1996 vs 1995  1995 vs 1994
                                           ------------  ------------  ------------  ------------

Mortgage-backed securities
  Rate (1)                                     $  -          $ 13          $ 14          $ 20
  Volume (2)                                    (30)          108           (40)          210
  Rate/Volume (3)                                (1)           30            (2)           48
                                               ----          ----          ----          ----
                                                (31)          151           (28)          278
                                               ----          ----          ----          ----
Real estate loans
  Rate (1)                                        4            50            36            80
  Volume (2)                                     16           (38)           38           (81)
  Rate/Volume (3)                                 -            (4)            2            (7)
                                               ----          ----          ----          ----
                                                 20             8            76            (8)
                                               ----          ----          ----          ----
Consumer loans
  Rate (1)                                       (2)           (5)           (4)           (7)
  Volume (2)                                      5            10            13            19
  Rate/Volume (3)                                 -            (1)            -            (1)
                                               ----          ----          ----          ----
                                                  3             4             9            11
                                               ----          ----          ----          ----
Securities and investments
  Rate (1)                                        2             1             2             6
  Volume (2)                                      5             8             8            11
  Rate/Volume (3)                                 -             2             -             3
                                               ----          ----          ----          ----
                                                  7            11            10            20
                                               ----          ----          ----          ----
Interest earning assets
  Rate                                            4            59            48            99
  Volume                                         (4)           88            19           159
  Rate/Volume                                    (1)           27             -            43
                                               ----          ----          ----          ----
                                                 (1)          174            67           301
                                               ----          ----          ----          ----
Customer accounts
  Rate (1)                                      (14)           93             7           160
  Volume (2)                                     (4)          (10)            -           (26)
  Rate/Volume (3)                                 -            (5)            -            (9)
                                               ----          ----          ----          ----
                                                (18)           78             7           125
                                               ----          ----          ----          ----
Borrowings
  Rate (1)                                      (17)           (1)          (27)          (10)
  Volume (2)                                     (7)          125             1           262
  Rate/Volume (3)                                 -            (1)            -           (22)
                                               ----          ----          ----          ----
                                                (24)          123           (26)          230
                                               ----          ----          ----          ----
Interest bearing liabilities
  Rate                                          (31)           92           (20)          150
  Volume                                        (11)          115             1           236
  Rate/Volume                                     -            (6)            -           (31)
                                               ----          ----          ----          ----
                                                (42)          201           (19)          355
                                               ----          ----          ----          ----
Change in net interest income                  $ 41          $(27)         $ 86          $(54)
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


      Real estate services income totaled $39.1 million for the six months ended June 30, 1996 compared with $42.6 million for the six months ended June 30, 1995. The decrease in income was attributed to lower servicing income and gains on mortgage sales. Mortgage sales in the first six months of 1996, primarily fixed rate, totaled $802 million, at a gain of .58 percent of mortgage sales, compared with $122 million in the first six months of last year at a gain of 1.73 percent of mortgage sales. The decrease in gains as a percentage of mortgage sales was the result of the recent rise in long term interest rates which affected the pricing of loans available for sale in the first half of 1996. As a result of the adoption of FAS 122, the amount of servicing capitalized in 1996 and included in gain on mortgage sales was $2.1 million and $4.4 million for the second quarter and six months of 1996, respectively. At June 30, 1996, the servicing spread was 43 basis points on the $11.1 billion servicing portfolio compared with a servicing spread of 43 basis points on a $10.6 billion portfolio at June 30, 1995. Loan prepayment fees were $649,000 in the second quarter of this year compared with $489,000 in the first quarter of 1996 and $118,000 in the second quarter last year.
In the second quarter of 1996, the Company sold the servicing rights on $38.6 million of loans at a gain of $569,000. For the six months ended June 30, 1996, the Company sold the servicing rights on $134 million of loans at a gain of $1 million. The portfolio of loans serviced for others is expected to decrease if the level of fixed-rate loan originations and sales decrease.

      Retail banking fee and commission income increased to $98.9 million in the six months ended June 30, 1996 from $82.1 million in the six months ended June 30, 1995. Banking fees increased to $84.7 million in the first six months of 1996 compared with $73.9 million in the same period last year. Income from mutual fund and securities brokerage operations has increased as a result of increased sales of mutual funds and decreased redemptions. Net revenue from these operations totaled $14.2 million in the six months ended June 30, 1996 compared with $8.3 million in the same period of 1995. The Company managed mutual funds with assets aggregating $3.4 billion at June 30, 1996 compared with $3.1 billion at June 30, 1995.

      Other income was $16.1 million for the six months ended June 30, 1996 compared with $20.3 million for the same period a year ago.

      Operating expenses were as follows:


                                     Three Months Ended     Six Months Ended
(Dollars in millions)                     June 30                June 30
                                     ------------------     ----------------
                                     1996          1995     1996        1995
                                     ----          ----     ----        ----
Salaries and related personnel       $117          $115     $234        $232
Premises and occupancy                 45            46       91          92
FDIC insurance premiums                16            14       32          33
Advertising and promotion              10             9       19          17
Outside data processing                15            15       28          30
Communications                          8            11       18          23
Branch losses                           7             4       14           7
Office supplies                         6             5       11           9
Postage                                 4             3        8           7
Insurance                               3             3        5           6
Other                                  17            23       40          42
                                     ----          ----     ----        ----
                                     $248          $248     $500        $498
                                     ====          ====     ====        ====

            Included in other operating expenses in the second quarter of 1996 is a $7.4 million recovery for fraudulently over-billed marketing costs which had occurred over a number of years.

      The operating ratios were as follows:

                                         Three Months Ended   Six Months Ended
                                               June 30            June 30
                                         ------------------   ----------------
                                          1996         1995    1996       1995
                                          ----         ----    ----       ----
Operating and administrative expenses
  (annualized)
  As a percent of average assets
    Corporate                             2.28%        2.25%   2.28%      2.29%
    Banking operations                    2.17         2.06    2.13       2.10
  As a percent of average assets
    and assets serviced for others
    Corporate                             1.81         1.81    1.82       1.84
    Banking operations                    1.71         1.64    1.68       1.67
  As a percent of average retail
    deposits
    Banking operations                    3.16         3.02    3.11       3.05
  As a percent of revenue
    Corporate                            59.90        66.94   60.49      67.91
    Banking operations                   64.65        71.08   64.15      72.10



      The Company is implementing new technologies in its banking and lending operations in 1996 and 1997 in order to reduce costs and remain competitive in today's marketplace. As a result, a restructuring charge may be recorded in the second half of 1996 to include severance costs of displaced employees and the write-off of obsolete technology (equipment).

      The following table presents net earnings (annualized) as a percent of average assets and as a percent of average equity:

                                    Three Months Ended   Six Months Ended
                                         June 30              June 30
                                    ------------------   ----------------
                                     1996         1995    1996       1995
                                     ----         ----    ----       ----
Return on average assets              .73%         .46%    .69%       .43%
Return on average equity            11.28         7.83   10.70       7.39

/TABLE

      The Company's effective tax rate was 39.6 percent in the first six months of 1996 and 39.5 percent in the same period of 1995.


CAPITAL RESOURCES AND LIQUIDITY

      Capital (stockholders' equity) was $2.8 billion at June 30, 1996 and $2.6 billion at June 30, 1995. At the end of the 1996 second quarter, the ratio of capital to total assets was 6.5 percent compared with 5.9 percent a year ago.

      GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. At June 30, 1996, GWB's capital was $3.0 billion, including eligible subordinated notes of $288 million.

      The following ratios compare GWB with the capital requirements under regulations issued by the Office of Thrift Supervision ("OTS"):

                                             June 30, 1996
                              --------------------------------------------
                                  Actual         OTS Benchmark
                              --------------     -------------     Capital
(Dollars in millions)         Amount      %      Amount     %       Excess
                              ------     ---     ------    ---     -------
Leverage/tangible ratio       $2,453    6.00%    $1,227   3.00%    $1,226
Tier 1 risk-based ratio        2,448   10.07        972   4.00      1,476
Total risk-based ratio         2,918   12.01      1,945   8.00        973



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

      As of June 30, 1996, real estate loan commitments totaled $837 million compared with $717 million at December 31, 1995 and $865 million at June 30, 1995. These commitments included $713 million of ARMs and $124 million at fixed rates at June 30, 1996. The Company has several sources for raising funds for lending, among which are mortgage repayments, mortgage sales, customer deposits, Federal Home Loan Bank borrowings and other borrowings.


      The following table presents the debt ratings of the Company and GWB at June 30, 1996:

                                                Moody's Investors
                            Standard & Poor's        Service          Fitch
                            -----------------   -----------------   ----------
                            GWFC          GWB   GWFC          GWB   GWFC   GWB
                            ----          ---   ----          ---   ----   ---
Unsecured short-term debt    A-2          A-2    P-2          P-1          F-1
Senior term debt            BBB+           A-   Baa1          A-2     A-     A
Subordinated term debt                   BBB+                 A-3           A-
Preferred stock             BBB-                Baa2                BBB
/TABLE

      The origination and sale of real estate loans is dependent upon general market conditions. In an active real estate market, loan originations increase. In such periods, mortgage sales are usually increased to fund a portion of originations and to control asset growth. However, in some periods mortgage sales occur to fund customer account outflows and repay borrowings which result in asset shrinkage. Mortgage sales also occur to limit interest-rate risk and for restructuring purposes.

      As presented in the Consolidated Condensed Statement of Cash Flows, the sources of liquidity vary between quarters. The primary source of funds in the second quarter of 1996 was principal payments on mortgage-backed securities and loans held for investment of $1.7 billion. New loans originated for investment required $1.8 billion in the second quarter of 1996. Operating activities provided $276 million in the current quarter.

      The Company continued to maintain liquidity balances each period in excess of funding and legal requirements. Cash and securities totaled $2.4 billion at June 30, 1996 and $2.1 billion at June 30, 1995.


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

      In the first quarter of 1996 the regular quarterly dividend on the $129 million 8 3/4 percent cumulative convertible preferred stock, issued in May 1991, and the regular quarterly dividend on the $165 million 8.3 percent cumulative preferred stock, issued in September 1992, were paid.

      The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar, Inc ("Aristar"). In the second quarter of 1996, cash dividends received from GWB and Aristar totaled $37.8 million and $18.8 million, respectively. In the first six months of 1996, cash dividends received include $75.7 million from GWB, $27.8 million from Aristar and $1.5 million from other subsidiaries. GWB is subject to the regulations of the OTS and FDIC. The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations establish a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100 percent of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75 percent of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25 percent to 75 percent of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. An association subject to more stringent restrictions imposed by agreement may apply to remove the more stringent restrictions.

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


RECENT DEVELOPMENTS

Stock Repurchase Program

      On July 23, 1996, the Board of Directors authorized the repurchase of up to 7.5 million shares of issued and outstanding common stock, representing approximately 5% of the total number of shares outstanding as of June 30, 1996. The repurchases may be made from time to time through mid-1997 in the open market or through privately negotiated transactions. In July 1996, 6.5 million shares were repurchased pursuant to this program. Funds for this repurchase were provided by short term borrowings and a dividend from Aristar.

Deposit Insurance Premiums

      The Federal Deposit Insurance Corporation (the "FDIC") has adopted a new Bank Insurance Fund (the "BIF") assessment schedule which virtually eliminates the BIF deposit insurance premium assessment in the first half of 1996 for most banks, as the BIF has exceeded the required level of 1.25 percent of insured deposits. At the same time, the FDIC has continued the current Savings Association Insurance Fund (the "SAIF") assessment schedule of premiums which range from 23 cents per $100 of domestic deposits to 31 cents per $100 of domestic deposits, depending on risk classification, because it is expected that the SAIF reserves will not reach the required level for a number of years absent Congressional action to provide additional funding. Such a deposit insurance premium disparity has placed SAIF-insured institutions, such as GWB, at a competitive disadvantage with commercial banks and other BIF-insured institutions. GWB expects to pay deposit insurance premium assessments of approximately $70 million in 1996.

      Proposals have been introduced in Congress to recapitalize the SAIF to the required level of 1.25 percent of insured deposits by levying a one time assessment of roughly 85 cents per $100 of domestic deposits held by SAIF-insured institutions. The Company is unable to predict if any proposal might be enacted into law, but if it is, the effect on GWB would be a pretax charge of approximately $250 million, or $150 million after tax. Upon recapitalization of the SAIF, it would be expected that the SAIF deposit insurance premiums would be reduced from their current level.

      In 1995, GWFC submitted applications to federal bank regulators seeking the creation of two new national banks in California and Florida in the effort to reduce the competitive disadvantage which could be caused by a deposit insurance premium disparity. Both of the proposed national banks would be insured by the Federal Deposit Insurance Corporation through the BIF and would allow the Company to offer banking products and services to its present and future customers. On August 2, 1996, the Comptroller of the Currency granted preliminary approval of the applications. GWFC is also required to file an application with the Federal Reserve to become a bank holding company and must receive approval of deposit insurance for the national banks from the FDIC. A portion of GWB's present deposit base would voluntarily flow to the national banks when they are established or to GWB's existing affiliated BIF-insured industrial banks.

Tax Bad Debt Reserves

      Under the Internal Revenue Code, GWB, as a qualified thrift institution, is allowed deductions for bad debts under the reserve method, which is more favorable than bad debt deduction methods allowed to other taxpayers. If the GWB converted to a commercial bank, or otherwise lost its tax status as a qualified thrift institution, it would be ineligible for this reserve method and its existing tax bad debt reserve of $724,488,000 would possibly be subject to federal income tax.

      Under provisions of the Small Business Job Protection Act of 1996 (which is expected to be signed by President Clinton), GWB will lose its eligibility for the bad debt reserve method beginning in 1996, however the existing reserve balance will no longer be subject to federal income tax now or if, in the near future, GWB converts to a commercial bank status or loses its tax status as a qualified thrift institution. The existing reserve balance will continue to be subject to tax upon certain occurrences, including its distribution to shareholders, none of which are currently contemplated.

AVERAGE SHARES OUTSTANDING

      The average common shares outstanding, based upon daily amounts used in the calculation of earnings per share, are shown below:

                    Three Months Ended June 30    Six Months Ended June 30
                    --------------------------   --------------------------
                           1996           1995          1996           1995
                           ----           ----          ----           ----

Primary             139,041,758    136,746,783   138,984,442    135,876,365
Fully diluted       145,491,403    136,746,783   145,434,087    136,242,751

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

      See Item 4, Part II of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996 for a report on the voting at the Company's Annual Meeting of Shareholders on April 23, 1996, which is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION
- --------------------------

      The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated follows:

                                               Six Months Ended  Twelve Months Ended  Six Months Ended
(Dollars in thousands)                            June 30, 1996    December 31, 1995     June 30, 1995
                                               ----------------  -------------------  ----------------
Earnings
  Net earnings                                       $  150,565           $  261,022        $   93,920
  Taxes on income                                        98,800              161,100            61,300
                                                     ----------           ----------        ----------
  Earnings before taxes                              $  249,365           $  422,122        $  155,220
                                                     ==========           ==========        ==========
Interest expense
  Customer accounts                                  $  593,458           $1,217,085        $  586,735
  Borrowings                                            345,370              734,670           378,053
                                                     ----------           ----------        ----------
    Total                                            $  938,828           $1,951,755        $  964,788
                                                     ==========           ==========        ==========
Rent expense
  Total                                              $   31,961           $   46,433        $   27,500
  1/3 thereof                                            10,654               15,478             9,167

Capitalized interest                                 $       20           $        -          $      -
Preferred stock dividends                            $   12,496           $   25,015          $ 12,508

Ratio of earnings to fixed charges
  and preferred stock dividends

  Excluding customer accounts
    Earnings before fixed charges                    $  605,389           $1,172,270        $  542,440
    Fixed charges                                       376,740              790,602           407,892

    Ratio                                                  1.61                 1.48              1.33

  Including customer accounts
    Earnings before fixed charges                    $1,198,847           $2,389,355        $1,129,175
    Fixed charges                                       970,198            2,007,687           994,627

    Ratio                                                  1.24                 1.19              1.14

Ratio of earnings to fixed charges

  Excluding customer accounts
    Earnings before fixed charges                    $  605,389           $1,172,270        $  542,440
    Fixed charges                                       356,044              750,148           387,220

    Ratio                                                  1.70                 1.56              1.40

  Including customer accounts
    Earnings before fixed charges                    $1,198,847           $2,389,355        $1,129,175
    Fixed charges                                       949,502            1,967,233           973,955

    Ratio                                                  1.26                 1.21              1.16

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

10.1 Employment Agreement between the Company and Jaynie M. Studenmund dated as of April 15, 1996.

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










GREAT WESTERN FINANCIAL CORPORATION
- -----------------------------------
Registrant







/s/ Carl F. Geuther
- ---------------------------------
Carl F. Geuther
Vice Chairman and Chief Financial
Officer




/s/ Barry R. Barkley
- -----------------------------------
Barry R. Barkley
Senior Vice President and
Controller








DATE:  August 13, 1996

                    GREAT WESTERN FINANCIAL CORPORATION

                               EXHIBIT INDEX

                              June 30, 1996



Exhibit                                                                Page
Number                                                                 Number
- -------                                                                ------

10.1    Employment Agreement between the Company and
        Jaynie M. Studenmund                                               40

11.1    Statement re computation of per share earnings                     70

27.1    Financial Data Schedule                                            71