Form 10-Q
period 1996-09-30
GREAT WESTERN FINANCIAL CORP
filed 1996-11-14
CIK 43512

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D. C.  20549 - 1004
                          FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    ------------

Commission file number              1-4075
                      ----------------------------------

                       GREAT WESTERN FINANCIAL CORPORATION
         -------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                               95-1913457
    -----------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

     9200 Oakdale Avenue, Chatsworth, California     91311
    ------------------------------------------------ -----
      (Address of principal executive offices)  (Zip Code)

                         (818) 775-3411
    --------------------------------------------------------
        (Registrant's telephone number, including area code)


    -----------------------------------------------------
    (Former name, address and fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of October 31, 1996: 137,710,442

                         GREAT WESTERN FINANCIAL CORPORATION

                                 TABLE OF CONTENTS

                                                                  Page
                                                                  ----

Part I.   Financial Information

  Item 1.  Financial Statements

       Consolidated Statement of Financial Condition -
         September 30, 1996, December 31, 1995
         and September 30, 1995................ ......................4
       Consolidated Statement of Operations -
         Three Months and Nine Months Ended September 30, 1996
         and 1995.....................................................5

       Consolidated Statement of Changes in
         Stockholders' Equity................... ......................6

       Consolidated Condensed Statement of Cash Flows - Three
         Months and Nine Months Ended September 30, 1996 and 1995......7

  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations for the
         Three Months and Nine Months Ended September 30, 1996.........9

         Balance Sheet Analysis........................................10

         Earnings Performance..........................................31


Part II.  Other Information

  Item 5.   Other Information..........................................42

  Item 6.   Exhibits and Reports on Form 8-K...........................43

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

ITEM 1.   FINANCIAL STATEMENTS

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


(Dollars in thousands)                       September 30, 1996    December 31, 1995  September 30, 1995
                                             ------------------  -------------------  ------------------
ASSETS
Cash                                                $   445,195          $   837,292       $   849,096
Certificates of deposit, repurchase
  agreements and federal funds                          250,125              257,125           287,125
Securities available for sale                         1,316,592            1,092,459         1,054,453
Mortgage-backed securities held to maturity
     (fair value $1,715,532, $1,941,918
      and $7,984,196)                                 1,694,937            1,886,736         7,827,138
Mortgage-backed securities available for sale         6,898,452            7,916,705         2,705,128
                                                     ----------           ----------        ----------
     Total mortgage-backed securities                 8,593,389            9,803,441        10,532,266

Loans, net of allowance for loan and
     lease losses                                    30,341,166           29,401,644        29,218,416
Loans available for sale                                419,210              485,705           414,808
                                                     ----------          -----------       -----------
     Net loans                                       30,760,376           29,887,349        29,633,224

Investment in Federal Home Loan Banks                   371,221              341,102           341,102
Real estate available for sale or development, net      208,946              217,112           208,192
Accrued interest receivable                             247,609              298,640           280,593
Premises and equipment, net                             572,011              604,672           608,819
Intangibles arising from acquisitions                   295,424              323,713           333,804
Other assets                                            487,705              923,859           564,340
                                                    -----------          -----------       -----------
     Total assets                                   $43,548,593          $44,586,764       $44,693,014
                                                    ===========          ===========       ===========
LIABILITIES
Deposits                                            $28,852,700          $29,234,928       $29,432,176
Short-term borrowings from FHLB                       1,678,039              740,080                 -
Securities sold under agreements to repurchase        4,586,645            6,868,295         7,253,023
Short-term borrowings                                 1,350,969            1,316,413         1,904,877
Accrued interest payable                                102,046               79,872            74,049
Taxes on income, principally deferred                   209,714              378,381           317,813
Other liabilities and accrued expenses                  792,766              625,473           622,678
Long term borrowings                                  3,258,933            2,420,846         2,434,099
Company-obligated mandatorily redeemable preferred
    securities of the Company's subsidiary trust
    holding solely $103,092,800 aggregate principle
    amount of 8.25% subordinated deferrable interest
    note, due 2025, of the Company                      100,000              100,000                 -
                                                    -----------          -----------       -----------
      Total liabilities                              40,931,812           41,764,288        42,038,715

STOCKHOLDERS' EQUITY
Preferred stock                                         165,000              294,375           294,375
Common stock                                            137,431              137,279           136,633
Additional capital                                      698,958              713,889           699,107
Retained earnings                                     1,567,993            1,572,782         1,511,898
Unearned compensation                                    (1,308)              (4,282)           (5,450)
Securities valuation allowance                           48,707              108,433            17,736
                                                    -----------          -----------       -----------
     Total stockholders' equity                       2,616,781            2,822,476         2,654,299

     Total liabilities and stockholders' equity     $43,548,593          $44,586,764       $44,693,014
                                                    ===========          ===========       ===========

Unaudited

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                    Three Months Ended         Nine Months Ended
                                                        September 30              September 30
                                               -------------------------   ------------------------
(Dollars in thousands, except per share)              1996          1995         1996          1995
                                               -----------    ----------   ----------    ----------
INTEREST INCOME
  Securities                                    $   16,899    $   13,674   $   48,062    $   39,507
  Mortgage-backed securities                       156,422       196,596      495,055       563,480

  Real estate loans                                511,821       513,423    1,544,135     1,469,598
  Consumer finance                                  91,439        91,345      276,340       270,079
  Other                                             11,252        10,677       32,468        28,431
                                                ----------    ----------   ----------    ----------
     Total loan interest income                    614,512       615,445    1,852,943     1,768,108

  Other                                             12,681        13,382       36,324        32,729
                                                ----------    ----------   ----------    ----------
       Total interest income                       800,514       839,097    2,432,384     2,403,824

INTEREST EXPENSE
  Deposits                                         292,835       316,577      886,293       903,312
  Borrowings
    Short-term                                     111,743       137,587      338,443       389,796
    Long-term                                       57,164        51,334      164,642       159,428
                                                ----------    ----------   ----------    ----------
       Total interest expense                      461,742       505,498    1,389,378     1,452,536
                                                ----------    ----------   ----------    ----------
NET INTEREST INCOME                                338,772       333,599    1,043,006       951,288
Provision for loan losses                           41,671        46,600      123,071       137,400
Net interest income after provision             ----------    ----------    ---------    ----------
    for loan losses                                297,101       286,999      919,935       813,888
Noninterest Income
  Retail banking fees                               44,482        40,045      129,149       113,935
  Servicing fees                                     9,541        13,246       32,380        40,920
  Securities operations                              7,911         5,110       22,129        13,363
  Net insurance operations                           6,623         7,002       21,601        20,875
  Real estate fees                                   7,517         6,013       20,804        17,917
  Gain (loss) on sale of mortgages                  (6,125)        1,315       (3,182)        4,375
  Net gain (loss) on securities and
      investments                                   (7,061)        1,854       (7,819)        4,731
  Other                                                825         1,574        2,667         5,081
                                                ----------    ----------    ---------     ---------
      Total noninterest income                      63,713        76,159      217,729       221,197
Noninterest Expense
  Salaries and benefits                            105,881       105,931      340,033       337,439
  SAIF special assessment                          188,359             -      188,359             -
  Premises and occupancy                            44,478        44,080      135,214       136,341
  FDIC insurance premium                            16,438        16,974       48,612        49,968
  Outside data processing                           13,906        16,981       41,844        47,107
  Communications                                    10,565        11,421       29,021        34,663
  Amortization of intangibles                        9,430        11,089       28,289        30,196
  Advertising and promotion                          6,880         8,559       25,579        25,700
  Net real estate operations                       (13,086)        2,231       (4,796)         (495)
  Other                                             46,238        32,557      124,419       105,611
                                                ----------    ----------   ----------     ---------
      Total noninterest expense                    429,089       249,823      956,574       766,530
                                                ----------    ----------   ----------     ---------
EARNINGS (LOSS) BEFORE TAXES                       (68,275)      113,335      181,090       268,555
Income tax expense (benefit)                       (28,400)       44,800       70,400       106,100
                                                -----------   ----------   ----------     ---------
NET EARNINGS (LOSS)                             $  (39,875)   $   68,535    $ 110,690     $ 162,455
                                                ===========   ==========   ==========     =========
Average common shares outstanding
  Without dilution                             134,063,270   137,690,681  138,069,484   136,466,836
  Fully diluted                                134,063,270   138,125,045  138,586,815   137,323,937

Earnings per share based on average
  common shares outstanding
  Primary                                       $    (0.31)   $     0.45    $    0.68     $    1.05
  Fully diluted                                      (0.31)         0.45         0.68          1.05
Cash dividend per common share                        0.25          0.23         0.73          0.69

Unaudited

GREAT WESTERN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   Nine Months Ended
                                                                      September 30
                                                          --------------------------------
                                                                 1996                 1995
                                                                 ----                 ----
(Dollars in thousands)
PREFERRED STOCK
Balance, beginning of period                              $   294,375          $   294,375
Preferred stock redeemed                                         (953)                   -
Preferred stock converted to common stock                    (128,422)                   -
                                                          -----------          -----------
Balance, end of period                                        165,000              294,375
                                                          -----------          -----------
COMMON STOCK
Balance, beginning of period                                  137,279              134,316
Common stock issued upon exercise of options                      516                  557
Common stock issued under dividend reinvestment plan               71                1,750
Common stock acquired from restricted stock plan                 (223)                   -
Restricted stock awards granted, net of cancellations              (7)                  10
Common stock repurchased under repurchase plan                 (6,500)                   -
Common stock converted from preferred stock                     6,295                    -
                                                          -----------          -----------
Balance, end of period                                        137,431              136,633
                                                          -----------          -----------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                  713,889              656,644
Preferred stock converted to common stock                     122,082                    -
Common stock issued upon exercise of options                    9,754                9,521
Common stock issued under dividend reinvestment plan            1,612               32,715
Common stock acquired from restricted stock plan               (4,996)                   -
Restricted stock awards granted, net of cancellations            (123)                 227
Common stock repurchased under repurchase plan               (143,260)                   -
                                                          -----------          -----------
Balance, end of period                                        698,958              699,107
                                                          -----------          -----------
RETAINED EARNINGS
Balance, beginning of period                                1,572,782            1,461,448
Net income                                                    110,690              162,455
Preferred stock dividends                                     (16,871)             (18,761)
Common stock dividends                                        (98,608)             (93,244)
                                                           ----------           ----------
Balance, end of period                                      1,567,993            1,511,898
                                                           ----------           ----------
UNEARNED COMPENSATION
Balance, beginning of period                                   (4,282)              (7,913)
Amortization of restricted stock                                2,953                2,849
Restricted stock awards granted, net of cancellations              21                 (386)
                                                           ----------           ----------
Balance, end of period                                         (1,308)              (5,450)
                                                           ----------           ----------

INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of period                                  108,433              (55,084)
Change in unrealized net gain (loss),
   net of taxes                                               (59,726)              72,820
                                                           ----------           ----------
Balance, end of period                                         48,707               17,736
                                                           ----------           ----------
       Total stockholders' equity                          $2,616,781           $2,654,299
                                                           ==========           ==========

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                          Three Months Ended            Nine Months Ended
(Dollars in thousands)                                       September 30                  September 30
                                                     --------------------------    --------------------------
                                                            1996           1995           1996           1995
                                                     -----------    -----------    -----------   ------------
OPERATING ACTIVITIES
  Net earnings                                       $   (39,875)   $    68,535    $   110,690    $   162,455
  Noncash adjustments to net earnings:
    Provision for loan losses                             41,671         46,600        123,071        137,400
    Provision for real estate losses                           -              -              -          1,500
    Depreciation and amortization                         20,542         18,421         59,093         56,913
    Amortization of intangibles                            9,430         10,088         28,289         30,196
    Income taxes                                         (87,911)        36,143       (125,074)        71,759
    Loss (gain) on sales of loans receivable
      available for sale                                     365          2,244          4,741          1,509
    Gain on sales of real estate                          (3,905)        (4,713)       (11,241)       (19,000)
    Gain on sales of consumer loans                         (166)          (249)          (811)          (249)
    Gain on sale of other investments, net                  (431)             -           (866)             -
    Capitalized interest                                  (4,664)       (19,140)       (36,263)       (42,254)
    Net change in accrued interest                        23,390        (18,260)        67,214        (63,576)
    Other                                                274,231        (63,756)       588,187        133,761
                                                     -----------    -----------    -----------   ------------
                                                         232,677         75,913        807,030        470,414
                                                     -----------    -----------    -----------   ------------
  Sales and repayments of loans
    receivable available for sale                        213,685        481,268      1,031,620        664,870
  Originations and purchases of loans
    receivable available for sale                       (216,795)      (514,946)      (948,650)      (779,060)
                                                     -----------    -----------    -----------   ------------
                                                          (3,110)       (33,678)        82,970       (114,190)
                                                     -----------    -----------    -----------   ------------
  Net cash provided by operating
    activities                                           229,567         42,235        890,000        356,224
                                                     -----------    -----------    -----------   ------------

FINANCING ACTIVITIES
  Customer accounts
    Net (decrease) in transaction accounts              (206,616)      (137,860)      (263,946)      (756,691)
    Net (decrease) increase in term accounts             179,497         47,352       (118,282)     1,487,920
                                                     -----------    -----------    -----------   ------------
                                                         (27,119)       185,212       (382,228)       731,229
  Borrowings
    Repayments of long-term debt                        (100,241)       (21,210)      (105,686)      (204,951)
    Proceeds from new long-term debt                     199,931         99,906        299,773         99,906
    Net change in FHLB borrowings                        267,740              -      1,581,959        (72,000)
    Net change in securities sold under
      agreements to repurchase                          (781,048)      (176,275)    (2,281,650)       953,968
    Net change in short-term debt                        405,941         25,633         34,556        694,416
                                                     -----------    -----------    -----------   ------------
                                                          (7,677)       (71,946)      (471,048)     1,471,339
  Other financing activity
    Proceeds from issuance of
      common stock                                         5,422         14,800         11,953         44,780
    Repurchases of common stock                         (149,760)             -       (154,979)             -
    Conversion and redemption of preferred stock        (129,375)             -       (129,375)             -
    Issuance of common stock on conversion of
      preferred stock                                    128,378              -        128,378              -
    Cash dividends paid                                  (37,129)       (37,523)      (115,479)      (112,005)
                                                     -----------    -----------    -----------   ------------
                                                        (182,464)       (22,723)      (259,502)       (67,225)
                                                     -----------    -----------    -----------   ------------
Net cash (used in) provided by financing
  activities                                            (217,260)        90,543     (1,112,778)     2,135,343
                                                     -----------    -----------    -----------   ------------

GREAT WESTERN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                          Three Months Ended            Nine Months Ended
                                                             September 30                  September 30
                                                     --------------------------    -------------------------
(Dollars in thousands)                                      1996           1995           1996          1995
                                                     -----------    -----------    -----------   -----------
INVESTING ACTIVITIES
  Investment securities
    Proceeds from maturities                         $   609,142    $   359,704    $ 1,432,434   $ 1,047,120
    Purchases of securities                             (534,749)      (417,359)    (1,666,585)   (1,162,469)
                                                     -----------    -----------    -----------   -----------
                                                          74,393        (57,655)      (234,151)     (115,349)
  Lending
    Loans originated for investment                   (1,956,270)    (1,606,409)    (4,904,078)   (6,450,885)
    Purchases of mortgage-backed securities                    -              -        (30,367)            -
    Payments                                           1,502,420      1,521,902      4,808,941     3,913,622
    Mortgage sales                                             -          3,170          3,722         3,170
    Repurchases                                           (6,305)       (10,683)       (23,147)      (34,225)
    Other                                                 (2,454)       (29,232)        (6,175)      (18,194)
                                                     -----------    -----------    -----------   -----------
                                                        (462,609)      (121,252)      (151,104)   (2,586,512)
  Other investing activity
    Purchases and sales of premises
      and equipment, net                                  (8,041)       (28,433)       (28,632)      (71,008)
    Sales of real estate                                  96,575        116,539        267,543       306,255
    Net change in investment in
      FHLB stock                                          (5,715)         3,531        (30,119)      (35,061)
    Other                                                    221        (35,167)           144        (2,236)
                                                     -----------    -----------    -----------   -----------

                                                          83,040         56,470        208,936       197,950
                                                     -----------    -----------    -----------   -----------

  Net cash (used in) provided by
    investing activities                                (305,176)      (122,437)      (176,319)   (2,503,911)
                                                     -----------    -----------    -----------   -----------
Net (decrease) increase in cash and cash
  equivalents                                           (292,869)        10,341       (399,097)      (12,344)
Cash and cash equivalents at beginning
  of period                                              988,189      1,125,880      1,094,417     1,148,565
                                                     -----------    -----------    -----------   -----------

Cash and cash equivalents at end of period           $   695,320    $ 1,136,221    $   695,320   $ 1,136,221
                                                     ===========    ===========    ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for
  Interest on deposits                               $   277,942    $   330,459    $   856,290   $   904,180
  Interest on borrowings                                 176,403        193,987        516,904       562,264
  Income taxes                                            59,223         13,564        155,775        36,838
Noncash investing activities
  Loans transferred to foreclosed
    real estate                                      $    99,573    $   103,534    $   320,997   $   317,422
  Loans originated to finance the sale
    of real estate                                        16,201         11,902         51,282        77,263
  Loans originated to refinance existing loans            62,158         71,304        254,114       180,316
  Loans exchanged for mortgage-backed
    securities                                                 -              -              -     1,997,585


Unaudited

                       GREAT WESTERN FINANCIAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996


      Great Western Financial Corporation reported a net loss of $39.9 million, or $.31 per share, in the 1996 third quarter compared with net earnings of $79.3 million, or $.52 per share, in the 1996 second quarter and $68.5 million, or $.45 per share, in the 1995 third quarter. For the nine months ended September 30, 1996, net earnings were $111 million, or $.68 per share, compared with $162 million, or $1.05 per share, for the same period a year ago. The 1996 third quarter loss includes a $188 million pre-tax charge to recapitalize the Savings Association Insurance Fund ("SAIF").

       The provision for loan losses during the 1996 third quarter was $41.7 million compared with $39.3 million in the second quarter of 1996 and $46.6 million in the third quarter of 1995. The provision for loan losses during the first nine months of 1996 and 1995 was $123 million and $137 million, respectively.

HIGHLIGHTS (Dollars in thousands, except per share)


For the three months ended
September 30                                          1996                 1995
--------------------------                            ----                 ----
Net interest income                            $   338,772          $   333,599
Net earnings (loss)                                (39,875)              68,535
Fully diluted earnings (loss)                        ($.31)                $.45
   per common share
New loan volume                                  2,251,424            2,204,741
Increase (decrease) in deposits                    (27,119)             185,212
Mortgage sales                                     204,117              483,790
Return on average assets (annualized)                 (.36%)                .61%
Return on average equity (annualized)                (5.89%)              10.46%
Interest spread
  Yield on interest earning assets                    7.72%                7.94%
  Cost of interest bearing liabilities                4.62                 4.93
                                                      ----                 ----
  Interest spread                                     3.10%                3.01%
                                                      ====                 ====

For the nine months ended
September 30
-------------------------
Net interest income                            $ 1,043,006          $   951,288
Net earnings                                       110,690              162,455
Fully diluted earnings per common share               $.68                $1.05
New loan volume                                  6,158,124            7,487,524
Increase (decrease) in deposits                   (382,228)             731,229
Mortgage sales                                   1,006,202              605,893
Return on average assets (annualized)                  .34%                 .49%
Return on average equity (annualized)                 5.33                 8.44
Interest spread
  Yield on interest earning assets                    7.82%                7.73%
  Cost of interest bearing liabilities                4.63                 4.81
                                                      ----                 ----
  Interest spread                                     3.19%                2.92%
                                                      ====                 ====

At September 30
---------------
Total assets                                   $43,548,593          $44,693,014
Stockholders' equity                             2,616,781            2,654,299
Stockholders' equity per common share               $17.84               $17.27
Tangible stockholders' equity per common share      $15.69               $14.83
/TABLE

LINE OF BUSINESS RESULTS

       The following summarizes the contribution to pretax income (loss) from the Company's principal business units:

                                 Three Months Ended      Nine Months Ended
                                -------------------    ---------------------
                                     September 30           September 30
                                -------------------    ----------------------
(Dollars in thousands)              1996       1995        1996         1995
                                --------    -------    --------     --------
Banking Operations              $(89,070)   $85,221    $104,978     $189,406
Consumer Finance Group            20,795     28,114      76,112       79,149
                                --------    -------    --------     --------
  Pretax earnings (loss)         (68,275)   113,335     181,090      268,555
Income tax expense (benefit)     (28,400)    44,800      70,400      106,100
                                --------    -------    --------     --------
  Net earnings (loss)           $(39,875)   $68,535    $110,690     $162,455
                                ========    =======    ========     ========

BALANCE SHEET ANALYSIS

EARNING ASSETS

       Earning assets comprise securities, mortgage-backed securities, loans and investment in FHLB stock. The composition of earning assets at September 30, 1996 and September 30, 1995 follows:

                                                    September 30
                                          ----------------------------------
                                               1996                1995
                                          --------------      --------------
(Dollars in millions)                      Amount     %        Amount     %
                                          -------    ---      -------    ---
Securities                                $ 1,504      3      $ 1,280      3
Mortgage-backed securities                  8,593     21       10,553     25
Loans
  Real estate
    Single-family residential              25,665     62       24,518     58
    Apartments                              1,527      4        1,646      4
    Commercial                              1,264      3        1,395      3
                                          -------    ---      -------    ---
     Total real estate loans               28,456     69       27,559     65
  Consumer Finance                          2,115      5        2,019      5
  Other                                       577      1          518      1
                                          -------    ---      -------    ---
     Total loans                           31,148     75       30,096     71

Investment in FHLB stock                      371      1          341      1
                                          -------    ---      -------    ---
     Total earning assets                 $41,616    100      $42,270    100
                                          =======    ===      =======    ===
/TABLE

       Included in securities are certificates of deposit, repurchase agreements and federal funds. Securities exclude $62 million of securities held by the Company's life insurance subsidiary at September 30, 1996 and 1995.

       Earning assets decreased $173 million in the first nine months of 1996 compared with an increase of $2.7 billion in the same period of 1995. The decrease in 1996 represented a decline in mortgage-backed securities of $1.2 billion which reflects repayments and maturities, offset by an increase in single-family residential real estate loans of $948 million.

       Earning assets increased $145 million in the third quarter of 1996. The increase represented an increase in single-family residential real estate loans of $661 million offset by a decline in mortgage-backed securities of $337 million and a decrease in securities of $198 million. The increase in single-family residential real estate loans is due to customer demand for Adjustable Rate Mortgage ("ARM") lending rather than fixed-rate loans, which are sold shortly after origination.

SECURITIES

       Securities available for sale are carried at fair value. Marketable securities available for sale at September 30, 1996 had both an amortized cost and a fair value of $1.3 billion. There were no significant gains realized during the third quarter and nine months ended September 30, 1996 and 1995. Unrealized net gains (losses) on marketable securities were $(1.7) million at September 30, 1996, $8.3 million at December 31, 1995 and $3.7 million at September 30, 1995.

       The unrealized net gains (losses) on securities available for sale, net of income taxes (securities valuation allowance), included as a component of stockholders' equity, were as follows:

                             Three Months Ended              Nine Months Ended
                      ---------------------------------    --------------------
                      September 30   June 30   March 31         September 30
                      ------------   -------   --------    --------------------
                              1996      1996       1996        1996        1995
                           -------   -------   --------    --------   ---------
(Dollars in thousands)
Balance at beginning
  of period                $45,293   $75,789   $108,433    $108,433    $(55,084)
Change in unrealized net
  gains (losses), net
  of taxes                   3,414   (30,496)   (32,644)    (59,726)     72,820
                           -------   -------   --------    --------    --------
Balance at end of
  period                   $48,707   $45,293   $ 75,789    $ 48,707    $ 17,736
                           =======   =======   ========    ========    ========

The majority of the unrealized net gains at September 30, 1996 is derived from the excess servicing component of mortgage servicing rights. This unrealized gain is recorded based on the assumption that the mortgage-backed securities classified as available for sale will be sold with gains recognized on servicing rights retained.

MORTGAGE-BACKED SECURITIES

       Mortgage-backed securities consist largely of single-family residential loans swapped for mortgage-backed securities in 1994 and 1995 to provide collateral for borrowings. Underlying these securities are loans that were originated by Great Western Bank, a Federal Savings Bank ("GWB") and the Company is at risk for losses on these loans. These securities totaled $6.3 billion at September 30, 1996 compared with $7.1 billion at September 30, 1995. As a result of the retention of credit risk on these securities, the Company repurchased delinquent loans totaling $28 million and $94 million for the quarter and nine months ended September 30, 1996, respectively. Repurchases for the third quarter and nine months of 1995 totaled $20 million and $49 million, respectively.

       At September 30, 1996, approximately 79% of mortgage-backed securities in the portfolio were indexed to the Cost of Funds Index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("FHLB") Cost of Funds Index ("COFI"). The Company has also swapped products which are indexed to the Federal Cost of Funds Index ("FCOFI"). The FCOFI is a combination of the average interest rate on the combined marketable Treasury bills and the average interest rate on the combined marketable Treasury notes. At September 30, 1996, adjustable rate mortgage-backed securities comprised 96% of the mortgage-backed securities portfolio compared with 94% in the comparable period in 1995.

       A summary of the Company's mortgage-backed securities portfolio follows:

                                                     September 30
                                             ------------------------------
                                                 1996              1995
                                             -------------     ------------
(Dollars in millions)                         Amount    %       Amount   %
                                             -------   ---     -------  ---
Adjustable Rate
  COFI                                       $ 6,801    79     $ 8,248   78
  FCOFI                                        1,391    16       1,626   15
  Other                                           91     1          90    1
                                             -------   ---     -------   --
     Total adjustable rate
       mortgage-backed securities              8,283    96       9,964   94
Fixed-rate
  Long-term                                      243     3         530    5
  Short-term                                      67     1          59    1
                                             -------   ---     -------  ---
     Total fixed-rate mortgage-backed
       securities                                310     4         589    6
                                             -------   ---     -------  ---
     Total mortgage-backed securities        $ 8,593   100     $10,553  100
                                             =======   ===     =======  ===
/TABLE

       Mortgage-backed securities available for sale are carried at fair value. At September 30, 1996, mortgage-backed securities available for sale of $6.9 billion included $104 million of fixed-rate securities and $6.8 billion of adjustable rate securities.

       There were no sales of mortgage-backed securities during the third quarter of 1996. During the nine months ended September 30, 1996, realized losses on the sale of mortgage-backed securities were $2.0 million. In the second quarter, the Company realized a $1.4 million loss on the sale of a commercial mortgage note. Unrealized net gains on mortgage-backed securities were $79.1 million at September 30, 1996, compared with $173 million at December 31, 1995 and $25.9 million at September 30, 1995.

       The contractual maturities of all mortgage-backed securities as of September 30, 1996 follow:

                                                   Mortgage-Backed
                                                      Securities
                                             ----------------------------

                                             Adjustable  Fixed
               (Dollars in millions)               Rate   Rate     Total
                                             ----------  -----    ------
               One year or less                  $  124   $ 98    $  222
               Over one to two years                132     27       159
               Over two to three years              140     22       162
               Over three to five years             301     37       338
               Over five to ten years               906     86       992
               Over ten to fifteen years          1,212     30     1,242
               Over fifteen years                 5,468     10     5,478
                                                 ------   ----    ------
                                                 $8,283   $310    $8,593
                                                 ======   ====    ======


LOANS

       The following comprised loans receivable:

                                           September 30
                                  --------------------------------
(Dollars in thousands)                1996                    1995
                                  --------                --------
Real estate
  Single-family residential       $ 25,665                $ 24,518
  Apartments                         1,527                   1,646
  Commercial                         1,264                   1,395
                                  --------                --------
    Total real estate loans         28,456                  27,559
Consumer Finance                     2,115                   2,019
Other                                  505                     420
Leases                                  72                      98
                                  --------                --------
    Total loans receivable          31,148                  30,096
Allowance for loan and
  lease losses                        (322)                   (379)
Unearned income and other              (66)                    (84)
                                  --------                --------
    Total                             (388)                   (463)
                                  --------                --------
      Net loans receivable        $ 30,760                $ 29,633
                                  ========                ========

       The ARM for single-family residential properties ("SFRs") is the primary lending product held for investment. At September 30, 1996, ARMs comprised 97% of the real estate loan portfolio compared with 96% in the comparable period in 1995. At September 30, 1996, approximately 73% of real estate loans in the portfolio were indexed to COFI. The Company also originates ARM products which are indexed to one-year Treasury bills, the prime rate and FCOFI. In March 1995, the Company introduced a new product, the London Interbank Offered Rate ("LIBOR") Annual Monthly Average ("LAMA") ARM. The LAMA ARM is indexed to a 12 month average of the Federal National Mortgage Association ("FNMA") One Month LIBOR. The FCOFI and LAMA ARMs are similar to the COFI ARM product with respect to interest-rate caps and payment changes.

       Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties, or to refinance existing loans in the normal course of business.

A summary of the Company's real estate loan portfolio by product type follows:


                                            September 30
                                    -------------------------------
                                        1996               1995
                                    -------------     -------------
(Dollars in millions)                Amount     %      Amount     %
                                    -------   ---     -------   ---
ARM
  COFI                              $20,905    73     $21,233    77
  FCOFI                               2,145     8       2,531     9
  LAMA                                2,872    10       1,127     4
  Other                               1,726     6       1,559     6
                                    -------   ---     -------    --
     Total ARM loans                 27,648    97      26,450    96
Fixed-rate
  Long-term                             386     1         606     2
  Short-term                            422     2         503     2
                                    -------   ---     -------   ---
     Total fixed-rate loans             808     3       1,109     4
                                    -------   ---     -------   ---
       Total real estate loans      $28,456   100     $27,559   100
                                    =======   ===     =======   ===

        A significant portion of the ARM portfolio is subject to lifetime interest-rate floors. At September 30, 1996, $455 million of ARMs with an average yield of 7.75% had reached their floor rate. Without the floor, the average yield on these loans would have been 7.37%. The benefit to interest income from real estate loans which have reached their floor interest rate was approximately $1.3 million for the nine months ended September 30, 1996 compared with $2.8 million in the same period of last year.

       The Company repurchases delinquent loans which were sold with recourse. Repurchased loans totaled $23.1 million in the nine months ended September 30, 1996 compared with $34.2 million in the nine months ended September 30, 1995. The balance of loans and mortgage-backed securities sold with recourse totaled $1.3 billion at both September 30, 1996 and September 30, 1995.

       The composition of the loans available for sale portfolio at September 30, 1996 and September 30, 1995 follows:

                                                    September 30

                                           -----------------------------
(Dollars in millions)                          1996                 1995
                                               ----                 ----
Loans available for sale
   Real estate loans available for
     sale, net                             $ 43,883             $108,693
   Other consumer                           375,327              306,115
                                           --------             --------
       Total loans available for sale      $419,210             $414,808
                                           ========             ========

       Other consumer loans available for sale represent the portfolio of student loans.

       Fixed-rate lending tends to increase during periods of relatively low interest rates. Such loans are originated primarily for sale. The Company sells loans forward into the secondary market and purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost. At September 30, 1996, there were no open hedge contracts on the pipeline due to the relatively low level of fixed-rate commitments.

       Real estate loans available for sale are valued at the lower of cost or fair value. As of September 30, 1996 and 1995, real estate loans available for sale, primarily fixed-rate loans, were $43.9 million and $109 million, respectively. During the quarter and nine months ended September 30, 1996, gains from this portfolio totaled $2.5 million and $7.4 million, respectively, compared with $1.3 million and $4.4 million in the third quarter and nine months of 1995. Included in gains on real estate loan sales were gains on the sale of servicing rights of $431,000 and $1.4 million for the third quarter and nine months ended September 30, 1996, respectively. There were no sales of servicing rights for the same period of 1995. Unrealized holding gains on real estate loans available for sale totaled $91,000 at September 30, 1996 and $720,000 at September 30, 1995.

       The contractual maturities of loans as of September 30, 1996 follow:

                              Real Estate Loans
                              -----------------
                                          Fixed   Consumer                  Total
                                  ARM      Rate    Finance      Other       Loans
                              -------     -----   --------      -----     -------
(Dollars in millions)
One year or less              $   514     $  32     $  699     $  138     $ 1,383
Over one to two years             759        43        568          8       1,378
Over two to three years           706        38        405          9       1,158
Over three to five years        1,156       146        160          8       1,470
Over five to ten years          3,571       282        193        337       4,383
Over ten to fifteen years       4,514        92         88         77       4,771
Over fifteen years             16,428       175          2          -      16,605
                              -------     -----     ------      -----     -------
     Total                    $27,648     $ 808     $2,115      $ 577     $31,148
                              =======     =====     ======      =====     =======

      The composition of new loan volume was as follows:

                                   Three Months Ended         Nine Months Ended
                         -----------------------------------  -----------------
                         September 30  June 30  September 30       September 30
                         ------------  -------  ------------  -----------------
(Dollars in millions)            1996     1996          1995    1996       1995
                                 ----     ----          ----    ----       ----
Real estate loans              $1,685   $1,589        $1,635  $4,514     $5,835
Consumer Finance                  480      510           503   1,394      1,445
Other                              86       70            67     250        208
                               ------   ------        ------  ------     ------
  Total new loan volume        $2,251   $2,169        $2,205  $6,158     $7,488
                               ======   ======        ======  ======     ======

       For the third quarter of 1996, third party originations were $707 million or 42.0% of new real estate loans, compared with $372 million or 22.7% of new real estate loans in the same period of 1995. In the nine months ended September 30, 1996, third party originations were $1.5 billion, or 33.2% of new real estate loans, compared with $1.9 billion, or 32.4% of new real estate loans in the same period of 1995.

      The composition of real estate loan originations by type was as follows:

                                Three Months Ended               Nine Months Ended
                      -------------------------------------      -----------------
                      September 30   June 30  September 30          September 30
                      ------------   --------  ------------      -----------------
                              1996      1996          1995       1996         1995
                              ----      ----          ----       ----         ----
ARM
  COFI                          51%       42%           28%        39%          64%
  LAMA                          24        27            37         29           19
  FCOFI                          -         -             -          -            1
  T-Bill                        10         7             1          7            1
  Other                          3         3             2          3            2
                               ---       ---           ---        ---          ---
    Total ARM                   88        79            68         78           87
Fixed-rate                      12        21            32         22           13
                               ---       ---           ---        ---          ---
    Total                      100%      100%          100%       100%         100%
                               ===       ===           ===        ===          ===
Refinances, included above      36%       43%           42%        44%          35%
                               ===       ===           ===        ===          ===

       During the third quarter of 1996, ARMs comprised 88% of total real estate loan originations compared with 79% for the second quarter of 1996 and 68% in the third quarter of 1995. The principal mortgage instruments for the nine months ended September 30, 1996 were both the COFI and LAMA ARMs. A popular ARM product in 1996 was the LAMA ARM loan with a fixed interest rate during the first three or five years of the loan term. The ARM differential over the appropriate indices on new ARMs was 2.64% in the third quarter of 1996 compared with 2.58% a year ago. The ARM differential on the total ARM real estate loan portfolio was 2.52% at September 30, 1996 and 2.48% at September 30, 1995.

       The cost of funds for GWB, relative to COFI, FCOFI and LAMA is shown as follows:

                          GWB                                   GWB Cost of
                      Cost of                                  Funds Less Than
                                                            ----------------------
                        Funds     COFI    FCOFI     LAMA    COFI    FCOFI     LAMA
                      -------     ----    -----     ----    ----    -----     ----
September 30, 1996      4.468%   4.834%   5.991%   5.512%   .366%   1.523%   1.044%
June 30, 1996           4.396    4.809    5.935    5.636    .413    1.539    1.240
March 31, 1996          4.463    4.874    5.957    5.766    .411    1.494    1.303
December 31, 1995       4.658    5.059    6.152    5.940    .401    1.494    1.282
September 30, 1995      4.776    5.111    6.254    6.009    .335    1.478    1.233
/TABLE

       The geographic distribution of the real estate loan portfolio and nonaccrual and restructured loans at September 30, 1996 follows:

                                                                                   Connecticut
                                                                                   Massachusetts
                                 California             Florida             New York
                            --------------------  --------------------  ---------------------

                                    Restructured          Restructured           Restructured
                                             and                   and                    and
(Dollars in millions)       Portfolio Nonaccrual  Portfolio Nonaccrual  Portfolio  Nonaccrual
                            --------- ----------  --------- ----------  ---------  ----------
Real estate loans
  Single family residential   $16,021    $   365     $1,844       $ 23     $1,794        $ 35
  Apartments                    1,275         36         56          -          -           -
  Commercial
    Offices                       334         16         14          -          -           -
    Retail                        203         16         17          3          -           -
    Hotel/motel                   127         15          5          -          -           -
    Industrial                    236         10         12          -          -           -
    Other                         122          3         10          -          -           -
                              ------------------     -----------------     ------------------
      Total                   $18,318    $   461     $1,958       $ 26     $1,794        $ 35
                              ------------------     -----------------     ------------------
Percent of total loans           64.4%                  6.9%                  6.3%
Nonaccrual and restructured as
   a % of total by state                     2.5%                  1.3%                   2.0%




                                   Oregon
                                 Washington              Other                 Total
                            --------------------  --------------------  ---------------------

                                    Restructured          Restructured           Restructured
                                             and                   and                    and
(Dollars in millions)       Portfolio Nonaccrual  Portfolio Nonaccrual  Portfolio  Nonaccrual
                            --------- ----------  --------- ----------  ---------  ----------
Real estate loans
  Single family residential    $1,540        $ 9     $4,466        $43    $25,665        $475
  Apartments                        7          1        189          8      1,527          45
  Commercial
    Offices                        17          -         15          -        380          16
    Retail                          9          -         10          -        239          19
    Hotel/motel                     -          -         77          -        209          15
    Industrial                      1          -         24          -        273          10
    Other                           4          -         27          1        163           4
                               -----------------     -----------------    -------------------
      Total                    $1,578        $10     $4,808        $52    $28,456        $584
                               -----------------     -----------------    -------------------
Percent of total loans            5.5%                 16.9%                  100%
Nonaccrual and restructured
    as a % of total by state                 0.6%                  1.1%                   2.1%

/TABLE

      A comparison of the California real estate loan portfolio and nonaccrual and restructured real estate loans by region as of September 30, 1996 follows:


                                             Northern California             Central California
                                       ----------------------------      -------------------------

                                                       Restructured                   Restructured
                                                                and                            and
(Dollars in millions)                  Portfolio         Nonaccrual      Portfolio      Nonaccrual
                                       ---------         ----------      ---------      ----------
Real estate loans
  Single-family residential              $ 5,031               $ 79         $1,344            $ 20
  Apartments                                 155                  2            228               7
  Commercial
    Offices                                   73                 11             37               -
    Retail                                    48                  1             28               -
    Hotel/Motel                               44                  -             25               3
    Industrial                                31                  1             13               1
    Other                                     39                  -             19               -
                                         -------               ----         ------            ----
      Total by region                    $ 5,421               $ 94         $1,694            $ 31
                                         -------               ----         ------            ----

Percent of total loans                      29.6%                              9.2%
Nonaccrual and restructured
  as a % of total by region                                     1.7%                           1.8%



                                            Southern California                 California
                                         ------------------------        -------------------------

                                                     Restructured                     Restructured
                                                              and                              and
(Dollars in millions)                    Portfolio     Nonaccrual        Portfolio      Nonaccrual
                                         ---------   ------------        ---------   -------------
Real estate loans
    Single-family residential               $9,646         $  266          $16,021          $  365
    Apartments                                 892             27            1,275              36
    Commercial
       Offices                                 224              5              334              16
       Retail                                  127             15              203              16
       Hotel/Motel                              58             12              127              15
       Industrial                              192              8              236              10
       Other                                    64              3              122               3
                                           -------         ------          -------          ------
         Total by region                   $11,203         $  336          $18,318          $  461
                                           -------         ------          -------          ------
Percent of total loans                        61.2%                          100.0%
Nonaccrual and restructured
  as a % of total by region                                   3.0%                             2.5%

       The California real estate market requires continued review. There appear to be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

       On a regional basis, the economic factors affecting the single-family market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the median metropolitan area sales price of existing single-family homes in the San Jose area decreased from the second quarter of 1995 to the second quarter of 1996 by 1%. During the same period, the median sales price for the Los Angeles area declined 3% while the median sales price for the San Diego area increased by approximately 1%.

       In the office space market, regional differences exist between Northern and Southern California. In the San Francisco area, the vacancy rate declined to 7% at June 30, 1996 from 10% a year earlier. In the Los Angeles area, the vacancy rate of the office space market was 19% at June 30, 1996 compared with 20% at June 30, 1995. In San Diego County, the vacancy rate was 15% at June 30, 1996 and 18% at June 30, 1995.

       In the industrial space market, Northern and Southern California vacancy rates have been more comparable. In the San Francisco area, the vacancy rate remained at 9% at June 30, 1996, the same as a year earlier.
In the Los Angeles area, the vacancy rate of the industrial space market was 8% at June 30, 1996 and 1995. San Diego County's industrial space market had a vacancy rate of 7% at June 30, 1996 compared with 4% at June 30, 1995.

NONPERFORMING ASSETS

       The following table presents comparative data for nonperforming assets and the ratios to total assets. Nonperforming assets include nonaccrual and restructured loans and real estate. Management's classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. Loans are placed on nonaccrual status when they become more than 90 days past due. Nonperforming real estate includes foreclosed and investment properties which do not generate sufficient income to meet return on investment criteria.



                             September 30          June 30        March 31       December 31      September 30
(Dollars in millions)                1996             1996            1996              1995              1995
                            -------------    -------------    ------------     -------------     -------------
Nonaccrual Loans
  Real estate
    Single-family residential        $454             $424            $432              $432              $424
    Apartments                         13               11              13                13                23
    Commercial                         24               10              18                14                17
                                     ----             ----            ----              ----              ----
     Total nonaccrual real
       estate loans                   491              445             463               459               464
  Consumer Finance                     29               27              26                25                24
  Other                                 6                1               1                 2                 1
                                     ----             ----            ----              ----              ----
     Total nonaccrual loans           526              473             490               486               489
Restructured loans
    Single-family residential          21               19              17                13                13
    Apartments                         32               32              33                28                28
    Commercial                         40               62              62                67                68
                                     ----             ----            ----              ----              ----
     Total restructured loans          93              113             112               108               109
                                     ----             ----            ----              ----              ----
Nonaccrual and restructured
  loans                               619              586             602               594               598
As a percentage of total
  loans                              2.01%            1.95%           2.02%             1.99%             2.02%

Real estate                           159              184             189               174               164
                                     ----             ----            ----              ----              ----

Total nonperforming assets           $778             $770            $791              $768              $762
                                     ====             ====            ====              ====              ====

As a percentage of total
  assets                             1.79%            1.76%           1.81%             1.72%             1.71%


       Nonaccrual and restructured loans increased by $33 million during the third quarter of 1996. Total nonaccrual and restructured single-family residential properties increased $32 million in the third quarter of 1996. Single-family residential loans in California increased $13 million while out-of-state loans increased $19 million. Nonaccrual and restructured commercial properties decreased by $8 million in the third quarter of 1996, primarily due to a single large payoff. Nonaccrual apartment loans decreased $2 million during the third quarter of 1996. Nonperforming real estate declined $25 million in the third quarter of 1996.

       Certain loans (where the Company works with borrowers encountering economic difficulty) meet the criteria of, and are classified as, troubled debt restructurings ("TDRs") because of modification to loan terms. TDRs totaled $93 million at September 30, 1996 compared with $113 million at June 30, 1996 and $130 million at September 30, 1995. The decrease in the third quarter of 1996 was primarily comprised of $13 million of loans which had been reclassed to nonaccrual status and an additional $11 million which had been paid-off in full. These reductions were partially offset by an additional $4 million of restructured loans.

IMPAIRED LOANS

       The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and the reserve for estimated losses related to such loans follows:

                                                             Impaired Loans
                                  -------------------------------------------------------------------
                                      Having     Reserves                     Having
                                     related          for     Net with    no related           Net of
                                    reserves    estimated     reserves      reserves         reserves
                                  for losses       losses   for losses    for losses       for losses
                                  ----------    ---------   ----------    ----------       ----------
(Dollars in thousands)                                       September 30, 1996
                                  -------------------------------------------------------------------
Real estate loans
  Single-family residential         $ 91,264      $20,324     $ 70,940       $37,919         $108,859
  Apartments                          73,809       14,913       58,896        15,415           74,311
  Commercial
    Offices                           22,119        8,681       13,438        11,241           24,679
    Retail                            31,215        6,321       24,894         2,517           27,411
    Hotel/motel                       24,212        8,066       16,146             -           16,146
    Industrial                        15,358        4,200       11,158         1,177           12,335
    Other                              1,627          167        1,460         2,036            3,496
                                    --------      -------     --------       -------         --------
     Total commercial                 94,351       27,435       67,096        16,971           84,067
                                    --------      -------     --------       -------         --------
        Total                       $259,604      $62,672     $196,932       $70,305         $267,237
                                    ========      =======     ========       =======         ========


                                                           September 30, 1995
                                   ------------------------------------------------------------------
Real estate loans
  Single-family residential         $ 30,315       $ 6,790    $ 23,525      $ 15,682         $ 39,207
  Apartments                          84,770        18,624      66,146        21,611           87,757
  Commercial
    Offices                           23,769         8,783      14,986        12,154           27,140
    Retail                            32,146         7,116      25,030         5,887           30,917
    Hotel/motel                       38,812         9,295      29,517             -           29,517
    Industrial                        24,400         5,520      18,880         3,022           21,902
    Other                              1,839           526       1,313         1,981            3,294
                                    --------       -------    --------      --------         --------
     Total commercial                120,966        31,240      89,726        23,044          112,770
                                    --------       -------    --------      --------         --------
        Total                       $236,051       $56,654    $179,397      $ 60,337         $239,734
                                    ========       =======    ========      ========         ========

     The impaired loan portfolio increased at September 30, 1996 compared with September 30, 1995. The increase was primarily the result of a change in procedure allowing for an accelerated identification of impaired single-family loans. Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

      The Company's policy for recognizing income on impaired loans is to accrue earnings until a loan becomes nonaccrual, at which time the accrued earnings are reversed.

       A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

DELINQUENT ASSETS

       The Company continuously reviews the trends of loans and mortgage-backed securities with full credit risk. The following summarizes the quarterly trend for the last five quarters of real estate loans, Consumer Finance and other loans and mortgage-backed securities which are over thirty to ninety days delinquent:

                                   September 30      June 30      March 31     December 31    September 30
        (Dollars in millions)              1996         1996          1996            1995            1995
                                   ------------      -------      --------     -----------    ------------
Real Estate Loans
-----------------
        Over 30 to 60 days delinquent
          Single-family residential      $  311       $  216        $  206          $  194          $  190
          Other                              17           10             6               9               7
        Over 60 to 90 days delinquent
          Single-family residential         111           90            88              87              89
          Other                               7           14             3               6               4
                                         ------       ------        ------          ------          ------
        Total                            $  446       $  330        $  303          $  296          $  290
                                         ======       ======        ======          ======          ======
        Percentage of related portfolio    1.57%        1.19%         1.10%           1.07%           1.05%

Consumer Finance Loans
----------------------

        Over 30 to 60 days delinquent    $   45       $   41        $   39          $   43          $   43
        Over 60 to 90 days delinquent        19           17            16              17              15
                                         ------       ------        ------          ------          ------
        Total                            $   64       $   58        $   55          $   60          $   58
                                         ======       ======        ======          ======          ======
        Percentage to related portfolio    3.03%        2.79%         2.66%           2.81%           2.87%

Other Loans
------------
        Over 30 to 60 days delinquent    $   13       $    7        $   10          $    5          $    5
        Over 60 to 90 days delinquent         4            3             7               3               5
                                         ------       ------        ------          ------          ------
        Total                            $   17       $   10        $   17          $    8          $   10
                                         ======       ======        ======          ======          ======
        Percentage to related portfolio    2.95%        1.81%         3.07%           1.55%           1.93%

Total Loans
------------
        Over 30 to 60 days delinquent    $  386       $  274        $  261          $  251          $  245
        Over 60 to 90 days delinquent       141          124           114             113             113
                                         ------       ------        ------          ------          ------
        Total                            $  527       $  398        $  375          $  364          $  358
                                         ======       ======        ======          ======          ======
        Percentage to related portfolio    1.69%        1.31%         1.24%           1.20%           1.19%

Mortgage-Backed Securities
--------------------------
        Over 30 to 60 days delinquent    $   48       $   27        $   27          $   25          $   18
        Over 60 to 90 days delinquent        19           12            11              11               9
                                         ------       ------        ------          ------          ------
        Total                            $   67       $   39        $   38          $   36          $   27
                                         ======       ======        ======          ======          ======
        Percentage to related portfolio    0.78%        0.44%         0.41%           0.37%           0.26%
/TABLE

       The increase in over 30 to 60 day delinquencies at September 30, 1996 compared with September 30, 1995 is primarily due to a temporary disruption in the collection process as a result of the re-engineering of loan servicing and the related installation of a new loan servicing system in July 1996. In addition, borrower performance continues to be weak on a portion of loans originated during the late 1980's and early 1990's.

ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

       The following table presents the Company's reserve for estimated losses and the reserve as a percent of the respective loans receivable portfolios, including loans underlying mortgage-backed securities with full credit risk. Prior to September 30, 1996, percentages were computed using the loan portfolio including loans underlying mortgage-backed securities with full credit risk.


                                              September 30
                                     -----------------------------------
                                          1996                 1995
                                     ---------------      --------------
(Dollars in millions)                Amount       %       Amount      %
                                     ------      ---      ------     ---

  Real estate
    Single-family residential          $148      .58        $172     .55
    Other                               110     3.93         148    4.87
  Consumer Finance                       59     2.77          53    2.61
  Leases                                  1     1.75           3    3.28
  Other                                   4      .80           3     .58
                                       ----     ----        ----    ----
      Total ALLL                       $322     1.03        $379    1.02
                                       ====     ====        ====    ====

       An analysis of the changes in the ALLL including charge-offs and recoveries by loan category is presented in the following table:

                                  At or For The            At or For the
                               Three Months Ended         Nine Months Ended
                                   September 30             September 30
                              --------------------    -----------------------
(Dollars in thousands)            1996        1995         1996          1995
                                  ----        ----         ----          ----
Beginning balance             $330,321    $391,652    $ 362,849     $ 438,051
Provision for loss
  Real estate loans
    SFR                         49,919      54,300      103,519       128,500
    Other                      (24,915)    (20,000)     (24,915)      (18,000)
  Consumer Finance              15,300      11,600       43,400        31,400
  Other                          1,367         700        1,067        (4,500)
                              --------    --------    ---------     ---------
                                41,671      46,600      123,071       137,400
                              --------    --------    ---------     ---------
Charge-offs
  Real estate loans
    SFR                        (32,881)    (43,664)    (112,894)     (146,294)
    Other                       (2,637)     (4,525)     (10,181)      (19,542)
  Consumer Finance             (18,290)    (15,587)     (52,752)      (44,220)
  Other                           (968)       (230)      (2,153)         (926)
                              --------    --------    ---------     ---------
                               (54,776)    (64,006)    (177,980)     (210,982)
                              --------    --------    ---------     ---------
Recoveries
  Real estate loans
    SFR                            251         326          818         1,204
    Other                           30          26          206           446
  Consumer Finance               3,988       3,933       12,369        12,271
  Other                            145          31          297           172
                              --------    --------    ---------     ---------
                                 4,414       4,316       13,690        14,093
                              --------    --------    ---------     ---------
Net charge-offs
  Real estate loans
    SFR                        (32,630)    (43,338)    (112,076)     (145,090)
    Other                       (2,607)     (4,499)      (9,975)      (19,096)
  Consumer Finance             (14,302)    (11,654)     (40,383)      (31,949)
  Other                           (823)       (199)      (1,856)         (754)
                              --------    --------    ---------     ---------
                               (50,362)    (59,690)    (164,290)     (196,889)
                              --------    --------    ---------     ---------
Ending balance                $321,630    $378,562    $ 321,630     $ 378,562
                              ========    ========    =========     =========
Average balance
  (Dollars in millions)
     MBS with credit risk     $      -    $  7,092    $   4,581     $   6,838
     Real estate loans
       SFR                      25,304      24,359       24,969        23,803
       Other                     2,836       3,065        2,900         3,096
     Consumer finance            2,089       2,012        2,090         1,995
     Other                         546         485          536           471

                                  At or For The            At or For the
                               Three Months Ended         Nine Months Ended
                                   September 30             September 30
                              --------------------    -----------------------
(Dollars in thousands)            1996        1995         1996          1995
                                  ----        ----         ----          ----

Ratio of net charge-offs
  (annualized) to average loans
  Real estate loans
    SFR                            .52%        .55%         .51%          .63%
    Other                          .37         .59          .46           .82
  Consumer Finance                2.74        2.32         2.58          2.14
  Other                            .60         .16          .46           .21
                                 -----       -----        -----         -----
                                   .65%        .65%         .62%          .73%
                                 =====       =====        =====         =====
/TABLE

       Mortgage-backed securities with full credit risk have been included with SFRs for the calculation of net charge-offs to average portfolio until the third quarter of 1996.

       At September 30, 1996, the ALLL was $322 million, or 1.03% of total loans, compared with $379 million, or 1.02% at September 30, 1995. The provision for loan losses was $123 million for the nine month period ending September 30, 1996, down from $137 million in the comparable period in 1995. The reduction in the provision was primarily due to improvement in commercial real estate. Net charge-offs for single family residential real estate loans for the nine month period were $112 million or .51% compared with $145 million or .63% for the comparable period in 1995. SFR real estate loan charge-offs continue at a high level, although they are down from 1995.

       The Company has a process to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in its portfolio. The process provides an allowance consisting of two components, general and specific. The specific component reflects inherent losses resulting from an analysis of individual loans.

       Beginning in the third quarter of 1996, the Company stratified the SFR portfolio based on such items as borrower performance, current credit scores, and estimated current loan to value ratios ("LTV"). The purpose of the stratification was to assist the Company in its quarterly assessment of the allowance for possible loan losses. In addition, the Company modified its practice for recording charge-offs associated with full credit risk mortgage-backed securities. Charge-offs related to credit risk on the Company's mortgage-backed securities held as investments are reflected as a writedown of the mortgage-backed security. Charge-offs related to loans and securities sold with recourse are reflected in the related liability account. In addition, the Company evaluated the current economic conditions, concentrations within the portfolio and other subjective factors in assessing the adequacy of its allowance for loan losses. The reduction in the allowance for SFR loans from $172 million at September 30, 1995, or
 .55% of the SFR portfolio to $148 million at September 30, 1996, or .58% reflects the Company's assessment of the SFR portfolio and the current economic conditions impacting the SFR portfolio.

       The allowance for commercial loans is developed through specific credit allocations applying historical loss experience and loan category based on asset quality for individual loans, including impaired loans subject to FAS 114. The allowance for commercial real estate loans has decreased from $148 million at September 30, 1995, or 4.87% to $110 million at September 30, 1996, or 3.93%. The commercial real estate loan portfolio has continued to decrease as a result of a decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties or to refinance existing loans in the normal course of business. The quality of the commercial real estate loan portfolio continues to improve as a result of the recovery in the commercial real estate markets nationwide and particularly in California. There has been a substantial amount of liquidity that has returned to the real estate markets. This liquidity has contributed significantly to the Company's progress in reducing this portfolio. The Company expects this portfolio to continue to decline and improve in quality, therefore continuing to reduce its allowance for commercial real estate loans.

        The provision for commercial real estate and apartment loans was reduced by $24.9 million in the third quarter of 1996, primarily as a result of the Company's review of required levels for the allowance on this portfolio. The Company also reduced the provision for losses on this portfolio in the third quarter of 1995 by $20 million.

       The allowance for Consumer Finance loans is based upon a percentage of loans outstanding in relation to the loss experience within the loan categories generally stratified by delinquency. The allowance for Consumer Finance loans increased from $53 million at September 30, 1995, or 2.61% of the outstanding portfolio, to $59 million at September 30, 1996, or 2.77% of the outstanding portfolio, as a result of some deterioration in credit quality.

       The allowance for leases was $1 million at September 30, 1996, down from $3 million at September 30, 1995, or a decline of 67%. Provisions for losses on the leasing portfolio, included in other loan loss provisions, for the three and nine month periods ending September 30, 1996, decreased as a result of the reversal of $1.8 million of excess reserves. Provisions for losses on the leasing portfolio for the same period of 1995 decreased as a result of the reversal of a $6 million reserve originally established for expected losses which did not materialize.

       The general component includes management's judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors. Although management has allocated the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

       The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. The Company has an Internal Asset Review Committee ("IARC") that reports to the Board of Directors and continuously reviews loan quality. The Company also has an internal staff that regularly reviews the classification of commercial loans and also reports to the IARC. Such reviews also assist management in establishing the level of the allowance. The Bank is examined by its primary regulator, the Office of Thrift Supervision ("OTS"). These examinations generally occur annually and target various activities of the Bank, including specific segments of the loan portfolio. In addition to the Bank being examined by the OTS, Great Western Financial Corporation and the nonbank subsidiaries are also subject to OTS examination.

      The Company considers the allowance for loan and lease losses of $322 million adequate to cover losses inherent in the loan and lease portfolio at September 30, 1996. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the allowances for loan losses.

       The Company's real estate loan portfolio included approximately $2.2 billion of uninsured single-family mortgage loans at September 30, 1996, compared with $2.8 billion a year ago, which were originated with terms where the LTV exceeded 80% (but not in excess of 90%). During the third quarter of 1996, losses on the higher LTV mortgages totaled $1.9 million, or
 .35% (annualized), compared with $6.9 million, or .84% (annualized) for the same period a year ago. For the year 1995, losses totaled $33.4 million, or 1.00% of such loans, compared with $24.3 million, or .59% for 1994. The Company began to purchase mortgage insurance on all new single-family residential mortgages originated with LTVs in excess of 80% in 1990. This portfolio of uninsured loans is becoming more seasoned and continues to decline.

REAL ESTATE

       Real estate available for sale is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. Real estate held for development, also subject to the same review process, is carried at the lower of cost or fair value. At September 30, 1996, foreclosed real estate properties totaling $2.9 million are operating profitably after consideration for interest and depreciation, and accordingly are classified as performing assets.

       In the third quarter of 1996, the Company determined that its real estate portfolio was appropriately valued at market and therefore the associated general reserve of $13.9 million was reversed.

       The geographic distribution of real estate and nonperforming real estate for September 30, 1996 follows:

                                                                            Connecticut
                                                                            Massachusetts
                                 California            Florida              New York
                            --------------------  --------------------  ---------------------
                                            Non-                  Non-                   Non-
(Dollars in millions)       Portfolio performing  Portfolio performing  Portfolio  performing
                            --------- ----------  --------- ----------  ---------  ----------
Real estate
  Single family residential   $   114    $   114     $    4       $  4     $    3        $  3
  Apartments                       15         14          3          3          -           -
  Commercial
    Offices                         5          5          -          -          -           -
    Retail                          3          1          -          -          -           -
    Industrial                      3          3          -          -          -           -
    Property Development           39          -          -          -          -           -
    Other                          14          7          1          1          -           -
                              ------------------     -----------------     ------------------
Total                         $   193    $   144     $    8       $  8     $    3        $  3
                              ------------------     -----------------     ------------------
Percent of total real estate     91.9%                  3.8%                  1.4%
Nonperforming real estate as
   a % of total by state                    74.6%                  100%                   100%

/TABLE

                                   Oregon
                                  Washington              Other                 Total
                            --------------------  --------------------  ---------------------
                                            Non-                  Non-                   Non-
(Dollars in millions)       Portfolio performing  Portfolio performing  Portfolio  performing
                            --------- ----------  --------- ----------  ---------  ----------
Real estate
  Single family residential    $    1        $ 1     $    5        $ 3    $   127        $125
  Apartments                        -          -          -          -         18          17
  Commercial
    Offices                         -          -          -          -          5           5
    Retail                          -          -          -          -          3           1
    Industrial                      -          -          -          -          3           3
    Property Development            -          -          -          -         39           -
    Other                           -          -          -          -    $    15           8
                               -----------------     -----------------    -------------------
Total                          $    1        $ 1     $    5        $ 3    $   210        $159
                               -----------------     -----------------    -------------------
Percent of total real estate      0.5%                  2.4%                  100%
Nonperforming real estate as
   a % of total by state                     100%                 60.0%                  75.7%

       Total real estate as reported on the statement of financial condition is net of $932 thousand of general reserves. During the third quarter of 1996, real estate declined $28 million and nonperforming real estate declined $25 million. This decline is attributed to a lower foreclosure rate and higher sales volume compared with the first six months of 1996.

       A comparison of California real estate and nonperforming real estate by region as of September 30, 1996, follows:

                                            Northern California            Central California
                                         ------------------------       ------------------------
(Dollars in millions)                    Portfolio  Nonperforming       Portfolio  Nonperforming
                                         ---------  -------------       ---------  -------------
Real estate
  Single-family residential                $    13           $ 13          $    7           $  7
  Apartments                                     1              1               9              9
  Commercial
    Offices                                      -              -               -              -
    Retail                                       -              -               -              -
    Property Development                        14              -              12              -
    Industrial                                   -              -               -              -
    Other                                        4              4               -              -
                                           -------           ----          ------           ----
Total by region                            $    32           $ 18          $   28           $ 16
                                           -------           ----          ------           ----
Percentage of total California real estate    16.6                           14.5%
Nonperforming as a % of total
  by region                                                  56.3%                          57.1%

                                            Southern California                 California
                                         ------------------------        -------------------------
(Dollars in millions)                    Portfolio  Nonperforming        Portfolio   Nonperforming
                                         ---------  -------------        ---------   -------------
Real estate
  Single-family residential                 $   94         $   94          $   114          $  114
  Apartments                                     5              4               15              14
  Commercial
    Offices                                      5              5                5               5
    Retail                                       3              1                3               1
    Property Development                        13              -               39               -
    Industrial                                   3              3                3               3
    Other                                       10              3               14               7
                                            ------         ------          -------          ------
Total by region                             $  133         $  110          $   193          $  144
                                            ------         ------          -------          ------
Percentage of total California real estate    68.9%                          100.0%
Nonperforming as a % of total
  by region                                                  82.7%                            74.6%
/TABLE

       In the third quarter of 1996, bulk sales of foreclosed single-family properties totaled $37.0 million compared with $45.8 million in the second quarter of 1996 and $47.8 million in the third quarter of 1995. Auction sales have also been utilized to accelerate the disposition of foreclosed properties.

INTEREST BEARING LIABILITIES

       The composition of interest bearing liabilities at September 30, 1996 and September 30, 1995 follows:


                                                      September 30
                                             -------------------------------
                                                 1996               1995
                                             -------------     -------------
(Dollars in millions)                         Amount    %       Amount    %
                                             -------------     -------------
Deposits
  Checking                                   $ 4,339    11     $ 4,377    11
  Savings                                      1,688     4       1,820     5
  Money Market                                 4,790    12       5,012    12
  Term                                        17,796    45      17,675    43
  Wholesale                                      240     1         548     1
                                              ------  ----      ------    --
      Total deposits                          28,853    73      29,432    72

Borrowings
  Short-term borrowings from FHLB              1,678     4           -     -
  Securities sold under
    agreements to repurchase                   4,586    12       7,253    18
  Short-term borrowings                        1,351     3       1,905     4
  Long-term borrowings                         3,359     8       2,434     6
                                              ------  ----      ------  ----
     Total borrowings                         10,974    27      11,592    28
                                              ------  ----      ------  ----
     Total interest bearing liabilities      $39,827  100%     $41,024  100%
                                             -------  ---      -------  ---

       The following table shows the components of the change in deposit balances:

                                   Three Months Ended     Nine Months Ended
                                      September 30           September 30
                                   ------------------     -----------------
(Dollars in millions)              1996          1995     1996         1995
                                   ----          ----     ----         ----
Checking                          $(176)        $ 127    $(149)     $  (196)
Savings                             (88)          (56)     (76)        (179)
Money Market                         60            52      (36)        (429)
Term                                327            79      101        1,551
Wholesale                          (150)          (17)    (222)         (16)
                                  -----          ----    -----      --------
                                  $ (27)        $ 185    $(382)     $   731
                                  -----         ------   -----      --------

      The Company concentrates its retail deposit-gathering activity in two states: California and Florida.

       The total decrease in deposits reflects the competitive environment of banking institutions and the wide array of investment opportunities available to consumers. Term deposits increased $327 million primarily as a result of a certificate of deposit promotion in the third quarter of 1996. This promotion resulted in an inflow to term deposits of approximately $675 million.

       A summary of term deposits by interest rate and maturity as of September 30, 1996 follows:


                        90 Days  180 Days  One Year   Two Years
(Dollars in     Within       to        to        to          to  Three Years  September 30 December 31  September 30
 millions)     90 Days 180 Days  One Year Two Years Three Years     and Over          1996        1995          1995
               ------- --------  -------- --------- -----------  -----------  ------------ -----------  ------------
Under 4%        $   68   $   24    $    9    $    2        $  8         $  -       $   111     $   199       $   332
4 to 6%          3,402    3,978     5,018     2,322         259          425        15,404      12,825        11,175
6 to 8%            309      948       460       145          35          446         2,343       4,763         6,305
Over 8%              -        -         1         1           4            1             7         197           206
                ------   ------    ------    ------        ----         ----       -------     -------       -------
                $3,779   $4,950    $5,488    $2,470        $306         $872       $17,865     $17,984       $18,018
                ======   ======    ======    ======        ====         ====       =======     =======       =======
$100,000
accounts
included
above           $  821   $  904    $1,073    $  250        $ 53         $196       $ 3,298     $ 3,502       $ 3,160


      Included in wholesale deposits are term accounts of $69 million at September 30, 1996, $288 million at December 31, 1995 and $343 million at September 30, 1995.

      Total borrowings at September 30, 1996 decreased $618 million compared with the same period last year. The level of borrowings is influenced by customer account activity and changes in assets, primarily the run-off in mortgage-backed securities that was greater than the increase in SFR real estate loans.

ASSET LIABILITY MANAGEMENT

       The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $3.3 billion, or 8.0% of earning assets at September 30, 1996 compared with $3.6 billion, or 8.7% of earning assets at December 31, 1995 and $4.5 billion, or 10.7% of earning assets at September 30, 1995. The Company is better protected against rising rates with an excess of interest earning assets maturing or repricing within one year.

                                                          Maturity/Rate Sensitivity
                                              ---------------------------------------------------------
September 30, 1996                            Within                             Over              % of
(Dollars in millions)                         1 Year  1-5 Years  5-15 Years  15 Years      Total  Total
                                              ------  ---------  ----------  --------      -----  -----
Earning Assets
Securities                                   $ 1,504    $     -       $   -    $    -    $ 1,504      4
Mortgage-backed securities                     8,422         79          73        19      8,593     21
Loans

  Real estate
    Adjustable rate                           24,997      2,651           -         -     27,648     66
    Fixed-rate
      Short-term                                  18         14          32       358        422      1
      Long-term                                   45         56         103       182        386      1
        Total real estate loans               25,060      2,721         135       540     28,456     68
                                              ------      -----         ---       ---     ------     --
  Consumer Finance                               183      1,528         306        98      2,115      5
  Other                                          513         58           2         4        577      1
                                             -------    -------       -----    ------    -------    ---
     Total loans                              25,756      4,307         443       642     31,148     74
Investment in FHLB stock                           -          -           -       371        371      1
                                             -------    -------       -----    ------    -------    ---
     Total earning assets                     35,682      4,386         516     1,032     41,616    100
                                             -------    -------       -----    ------    -------    ---
Interest Bearing Liabilities
Deposits
  Checking                                     4,339          -           -         -      4,339     11
  Savings                                      1,688          -           -         -      1,688      4
  Money Market                                 4,790          -           -         -      4,790     12
  Term accounts                               14,148      3,632          16         -     17,796     45
  Wholesale                                      240          -           -         -        240      1
                                             -------    -------       -----    ------    -------    ---
     Total deposits                           25,205      3,632          16         -     28,853     73
Borrowings
  Short-term borrowings from FHLB              1,678          -           -         -      1,678      4
  Securities sold under agreement
    to repurchase                              3,993        593           -         -      4,586     12
  Short-term borrowings                        1,351          -           -         -      1,351      3
  Long-term borrowings                           252      2,762         199        46      3,259      8
  Company-obligated preferred securities           -          -           -       100        100      -
  Impact of interest-rate swaps                 (109)       109           -         -          -      -
                                              ------      -----       -----     -----    -------    ---
     Total borrowings                          7,165      3,464         199       146     10,974     27
Total interest bearing liabilities            32,370      7,096         215       146     39,827    100
                                              ------      -----       -----     -----    -------    ---
Excess of earning assets
  over interest bearing liabilities at
  September 30, 1996                         $ 3,312    $(2,710)      $ 301    $  886    $ 1,789
                                             =======    =======       =====    ======    =======

EARNINGS PERFORMANCE

Net Interest Income

       Net interest income was $339 million in the third quarter of 1996 compared with $352 million in the second quarter of 1996. Net interest income was $334 million in the third quarter of 1995. The interest spread for the third quarter of 1996 was 3.10% compared with 3.23% in the first and second quarters of 1996 and 3.01% in the third quarter of 1995. The repricing lag on COFI, FCOFI and LAMA ARMs decreased the interest spread by approximately 1 basis point in the third quarter of 1996 and increased it approximately 6 basis points in the second quarter of 1996. For the third quarter of 1995, the repricing lag accounted for an increase of approximately 2 basis points to the interest spread. The interest spread decreases in an increasing interest-rate environment as increases in COFI, to which most interest earning assets are tied, lag behind deposit and borrowing rate increases. The Company's net interest margin was 3.27% for the three months ended September 30, 1996 compared with 3.15% for the same period a year ago. The Company's net interest margin was 3.35% for the nine months ended September 30, 1996 compared with 3.06% for the same period a year ago.

       The following table of net interest income displays the average monthly balances, interest income and expense and average rates by asset and liability component for the periods indicated:


                                                                  Three Months Ended September 30
                                                   -------------------------------------------------------
                                                              1996                         1995
                                                   --------------------------   --------------------------
(Dollars in millions)                              Average            Average   Average            Average
                                                   Balance  Interest     Rate   Balance  Interest     Rate
                                                   -------  --------  -------   -------  --------  -------
Earning Assets
  Securities                                       $ 1,944      $ 30     6.09%  $ 1,594     $  27     6.79%
  Mortgage-backed securities                         8,762       157     7.14    10,735       197     7.33
  Loans
    Real estate                                     28,140       512     7.28    27,424       513     7.49
    Consumer Finance                                 2,089        91    17.51     2,012        91    18.16
    Other                                              546        11     8.24       485        11     8.80
                                                    ------       ---    -----    ------   -------    -----
      Total earning assets                          41,481       801     7.72    42,250       839     7.94
Other assets                                         2,255                        2,353
      Total assets                                 $43,736                      $44,603
                                                   =======                      =======
Interest Bearing Liabilities
  Deposits
    Checking                                       $ 4,483         8      .73   $ 4,328         9      .81
    Savings                                          1,734         9     1.97     1,849         9     1.98
    Money Market                                     4,772        40     3.35     4,983        39     3.14
    Term                                            17,665       235     5.31    17,677       256     5.77
    Wholesale                                          286         1     2.04       550         4     3.22
                                                   -------      ----     ----   -------      ----     ----
       Total deposits                               28,940       293     4.05    29,387       317     4.31
  Borrowings
    Short-term borrowings from FHLB                  1,912        30     6.33         -         -        -
    Securities sold under repurchase agreements      4,878        66     5.40     7,220       106     5.90
    Short-term                                       1,273        16     4.91     1,969        31     6.33
    Long-term borrowings                             2,962        57     7.72     2,414        51     8.67
                                                   -------      ----     ----   -------      ----     ----
       Total borrowings                             11,025       169     6.13    11,603       188     6.51
                                                   -------      ----     ----   -------      ----
         Total interest bearing liabilities         39,965       462     4.62    40,990       505     4.93
Other liabilities                                    1,063                          992
Stockholders' equity                                 2,708         -              2,621         -
                                                   -------      ----            -------      ----
    Total liabilities and equity                   $43,736       462            $44,603       505
                                                   =======                      =======

Interest spread                                                 $339     3.10%               $334     3.01%
                                                                ====    =====                ====     ====
Effective yield summary
  Interest income/total earning assets             $41,481      $801     7.72%  $42,250      $839     7.94%
  Interest expense/total earning assets             41,481       462     4.45    42,250       505     4.79
                                                                ----    -----                ----     ----
Net interest income/net interest margin                         $339     3.27%               $334     3.15
                                                                ----    -----                ----     ----
/TABLE



                                                               Nine Months Ended September 30
                                                   -------------------------------------------------------
                                                              1996                         1995
                                                   --------------------------   --------------------------
                                                   Average            Average   Average            Average
(Dollars in millions)                              Balance  Interest     Rate   Balance  Interest     Rate
                                                   -------  --------  -------   -------  --------  -------
Earning Assets
  Securities                                       $ 1,805    $   84     6.23%  $ 1,527    $   72     6.31%
  Mortgage-backed securities                         9,173       495     7.20    10,576       564     7.10
  Loans
    Real estate                                     27,869     1,544     7.39    26,899     1,470     7.28
    Consumer                                         2,090       276    17.63     1,995       270    18.06
    Other                                              536        33     8.08       471        28     8.05
                                                    ------     -----    -----    ------     -----
      Total earning assets                          41,473     2,432     7.82    41,468     2,404     7.73
Other assets                                         2,336                        2,335
                                                   -------                      -------
      Total assets                                 $43,809                      $43,803
                                                   -------                      -------
Interest Bearing Liabilities
  Deposits
    Checking                                       $ 4,459        25      .75   $ 4,339        27      .81
    Savings                                          1,758        26     1.96     1,897        28     1.98
    Money Market                                     4,763       115     3.23     5,058       111     2.93
    Term                                            17,689       712     5.36    17,335       721     5.54
    Wholesale                                          375         8     2.98       561        16     3.91
                                                   -------    ------     ----   -------     -----     ----
      Total deposits                                29,044       886     4.07    29,190       903     4.13
  Borrowings
    Short-term borrowings from FHLB                  1,476        65     5.86         -         -        -
    Securities sold under repurchase
      agreements                                     5,574       227     5.44     7,028       315     5.98
    Short-term borrowings                            1,191        46     5.18     1,572        75     6.32
    Long-term borrowings                             2,697       165     8.14     2,490       160     8.54
                                                   -------    ------     ----   -------     -----     ----
      Total borrowings                              10,938       503     6.13    11,090       550     6.60
                                                   -------    ------     ----   -------     -----     ----
        Total interest bearing liabilities          39,982     1,389     4.63    40,280     1,453     4.81
Other liabilities                                    1,063                          957
Stockholders' equity                                 2,708         -              2,566         -
                                                   -------    ------            -------    ------
        Total liabilities and equity               $43,753     1,389            $43,803     1,453
                                                   -------    ------            -------    ------
Interest spread                                               $1,043     3.19%              $ 951     2.92%
                                                              ------     ----               -----    -----
Effective yield summary
  Interest income/total earning assets             $41,473    $2,432     7.82%  $41,468    $2,404     7.73%
  Interest expense/total earning assets            $41,473     1,389     4.47    41,468     1,453     4.67
                                                              ------     ----              ------    -----
Net interest income/net interest margin                       $1,043     3.35%             $  951     3.06%
                                                              ------     ----              ------    -----

      The average balance of loans above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans increased to $12.8 million for the quarter ended September 30, 1996 compared with $10 million for the quarter ended September 30, 1995. For the first nine months of 1996 and 1995, nonaccrual interest was $29.5 million and $29.3 million, respectively.

       The following table shows the components of the changes in net interest income between periods:

                            Three Months Ended September 30  Nine Months Ended September 30
                            -------------------------------  -------------------------------
(Dollars in millions)         1996 vs 1995  1995 vs 1994       1996 vs 1995  1995 vs 1994
                              ------------  ------------       ------------  ------------
Securities and investments
  Rate (1)                         $ (3)         $  2             $ (1)         $  8
  Volume (2)                          6             8               13            18
  Rate/Volume (3)                     -             -                -             3
                                   ----          ----             ----          ----
                                      3            10               12            29
                                   ----          ----             ----          ----
Mortgage-backed securities
  Rate (1)                           (5)           18                7            38
  Volume (2)                        (36)           92              (75)          302
  Rate/Volume (3)                     1            32               (1)           80
                                   ----          ----             ----          ----
                                    (40)          142              (69)          420
                                   ----          ----             ----          ----
Real estate loans
  Rate (1)                          (14)           59               21           139
  Volume (2)                         13           (38)              53          (118)
  Rate/Volume (3)                     -            (5)               -           (11)
                                   ----          ----             ----          ----
                                     (1)           16               74            10
                                   ----          ----             ----          ----
Consumer loans
  Rate (1)                           (5)            -               (8)           (8)
  Volume (2)                          6            10               19            29
  Rate/Volume (3)                    (1)            -                -            (1)
                                   ----          ----             ----          ----
                                      -            10               11            20
                                   ----          ----             ----          ----
Interest earning assets
  Rate                              (27)           79               19           177
  Volume                            (11)           72               10           231
  Rate/Volume                         -            27               (1)           71
                                   ----          ----             ----          ----
                                    (38)          178               28           479
                                   ----          ----             ----          ----
Deposits
  Rate (1)                          (19)           87              (13)          246
  Volume (2)                         (5)           (4)              (4)          (30)
  Rate/Volume (3)                     1            (1)               -           (10)
                                   ----          ----             ----          ----
                                    (23)           82              (17)          206
Borrowings                         ----          ----             ----          ----
  Rate (1)                          (11)            3              (39)           (6)
  Volume (2)                         (9)           77               (7)          340
  Rate/Volume (3)                     -            13                -            (9)
                                   ----          ----             ----          ----
                                    (20)           93              (46)          325
                                   ----          ----             ----          ----
Interest bearing liabilities
  Rate                              (30)           90              (52)          240
  Volume                            (14)           73              (11)          310
  Rate/Volume                         1            12                -           (19)
                                   ----          ----             ----          ----
                                    (43)          175              (63)          531
                                   ----          ----             ----          ----
Change in net interest income      $  5          $  3             $ 91          $(52)
                                   -----         -----            ----          ----

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

(4) Nonaccrual loans and amortized deferred loan fees are included in the interest income calculations

NONINTEREST INCOME

       Retail banking fee income increased to $129 million in the nine months ended September 30, 1996 from $114 million in the nine months ended September 30, 1995, an increase of 13%. The increase was due primarily to checking account transaction fees which include fees for NSF, ATM, check printing, overdraft usage and stop payments.

       Servicing fees totaled $32.4 million for the nine months ended September 30, 1996 compared with $40.9 million for the nine months ended September 30, 1995. The decrease in income was primarily the result of adjustment to the carrying value of capitalized mortgage servicing rights. At September 30, 1996, the servicing spread was 41 basis points on the $11.0 billion servicing portfolio compared with a servicing spread of 42 basis points on a $10.8 billion portfolio at September 30, 1995. The portfolio of loans serviced for others is expected to decrease if the level of fixed-rate loan originations and sales decrease.

       Income from mutual fund and securities brokerage operations has increased as a result of increased sales of mutual funds and decreased redemptions. Net revenue from these operations totaled $22.1 million in the nine months ended September 30, 1996 compared with $13.4 million in the same period of 1995. The Company managed mutual funds with assets aggregating $3.4 billion at September 30, 1996 compared with $3.2 billion at September 30, 1995.

       Real estate fees were $20.8 million in the first nine months of 1996 compared with $17.9 million for the same period of 1995. For the third quarter of 1996, real estate fees were $7.5 million compared with $6.0 million for the third quarter of 1995. Loan prepayment fees were $653,000 in the third quarter of this year compared with $649,000 in the second quarter of 1996 and $146,000 in the third quarter last year.

       As a result of the Company's implementation of a new reserve methodology, $7.7 million was recorded against the gain on mortgage sales in the third quarter of 1996 to reflect the credit risk inherent in the portfolio of loans sold with recourse. Excluding the $7.7 million adjustment, mortgage sales in the first nine months of 1996, primarily fixed-rate, totaled $1.0 billion at a gain of .74% of the portfolio sold, compared to $606 million in the first nine months of last year at a gain of
 .72% of the portfolio sold.

       As a result of the adoption of FAS 122, the amount of servicing capitalized in 1996 and included in gain on mortgage sales was $1.7 million and $7.1 million for the third quarter and nine months of 1996, respectively. In the third quarter of 1996, the Company sold the servicing rights on $31.1 million of loans at a gain of $431,000. For the nine months ended September 30, 1996, the Company sold the servicing rights on $84 million of loans at a gain of $1.4 million.

       Net loss on securities and investments totaled $7.1 million and $7.8 million for the three and nine months ended September 30, 1996, respectively. For the three and nine months ended September 30, 1995, the Company had a net gain on securities and investments of $1.9 million and $4.7 million, respectively. The loss in the third quarter of 1996 was a result of the recording of charge-offs on the loans underlying the mortgage-backed securities where the Company has full credit risk.

       Net insurance operations and other income was $24.3 million for the nine months ended September 30, 1996 compared with $26.0 million for the same period a year ago.

NONINTEREST EXPENSE

       Noninterest expenses were as follows:


                                     Three Months Ended    Nine Months Ended
(Dollars in millions)                   September 30         September 30

                                     ------------------    -----------------
                                     1996          1995     1996        1995
                                     ----          ----     ----        ----
Salaries and benefits                $106          $106     $340        $338
SAIF special assessment               188             -      188           -

Premises and occupancy                 44            44      135         136
FDIC insurance premiums                16            17       49          50
Outside data processing                14            17       42          47
Communications                         11            11       29          35
Amortization of intangibles             9            11       28          30
  Advertising and promotion               7             9       26
26
Branch losses                           6             6       20          14
Office supplies                         5             5       16          13
Postage                                 3             3       11          10
Insurance                               2             3        7
8
Net real estate operations            (13)            2       (5)
(1)
Other                                  31            16       71          61
                                     ----          ----     ----        ----
                                     $429          $250     $957        $767
                                     ====          ====     ====        ====

       Total noninterest expense, excluding the SAIF special assessment, for the 1996 third quarter was $241 million, down from $250 million in the third quarter of 1995, or 3.6%.

       On September 30, 1996, the President signed into law an omnibus spending bill which included provisions for the recapitalization of the Savings Association Insurance Fund ("SAIF") through a one-time special assessment of approximately 65.7 basis points of SAIF deposits held by savings associations as of March 31, 1995. GWB's special assessment of $188 million has been reflected in the Bank's third quarter results.

       The recapitalization will reduce the severe disparity between the deposit insurance premiums paid by savings associations and those paid by banks beginning in 1997. GWB expects that its deposit insurance premiums will be approximately 6.4 basis points of deposits while the deposit insurance premiums of most banks will be approximately 1.3 basis points through 1999. Thereafter, the deposit insurance premiums of most banks and savings associations are expected to be approximately two basis points of deposits.

       The new law also requires the Treasury Department to conduct a study of all issues considered to be relevant to the development of a common charter for all insured institutions and the abolition of separate and distinct charters for banks and savings associations. The law specifies that the Bank Insurance Fund and the Savings Association Insurance Fund are to be merged by 1999, if there are no savings associations in existence at that time.

       Included in other operating expenses for the nine months of 1996 is a $7.4 million recovery for fraudulently over-billed marketing costs which had occurred over a number of years.

      The Company is implementing new processes and technologies in its banking and lending operations in 1996 and 1997 in order to reduce costs and remain competitive in today's marketplace. As a result, a restructuring charge will be recorded in the fourth quarter of 1996 to include severance costs of displaced employees, the write-off of obsolete technology (equipment) and charges to close and consolidate facilities.

       The Company is taking a vigorous look at all of its businesses and has decided to begin a process of exploring several options for its mutual fund subsidiary, Sierra Capital Management Corporation, ranging from a joint venture partnership to sale of the company. There can be no assurance that any transaction will result.

       Sierra Capital Management Corporation has $3.4 billion in assets under management and markets a family of 15 mutual funds through a separate broker-dealer subsidiary of the Company and through other national and regional securities brokerages.

       The Company is committed to participation in the securities business through its broker-dealer, Great Western Financial Securities Corporation, which is currently the focus of expansion plans.

       The Company may sell other assets or segments that are not strategic to its business. These are currently being evaluated and should be identified in the fourth quarter of 1996.

INCOME TAX

       The Company's effective tax rate was 38.9% in the first nine months of 1996 and 39.5% in the same period of 1995.

       Under the Internal Revenue Code, GWB, as a qualified thrift institution, is allowed deductions for bad debts under the reserve method, which is more favorable than bad debt deduction methods allowed to other taxpayers. If GWB converted to a commercial bank, or otherwise lost its tax status as a qualified thrift institution, it would be ineligible for this reserve method and its existing tax bad debt reserve of $724,488,000 would possibly be subject to federal income tax.

       Under provisions of the Small Business Job Protection Act of 1996, GWB lost its eligibility for the bad debt reserve method beginning in 1996; however, the existing reserve balance is no longer subject to federal income tax now or if, in the future, the Bank converts to a commercial bank status or otherwise loses its tax status as a qualified thrift institution. The existing reserve balance will continue to be subject to tax upon certain occurrences, including its distribution to shareholders, none of which are currently contemplated.

CAPITAL ADEQUACY AND LIQUIDITY

       Capital (stockholders' equity) was $2.6 billion at September 30, 1996 and $2.7 billion at September 30, 1995. At the end of the 1996 third quarter, the ratio of capital to total assets was 6.0% compared with 5.9% a year ago.

       At September 30, 1996 preferred stock totaled $165 million compared with $294 million at June 30, 1996. In September 1996, the Company called for the redemption of its $129 million, 8.75% Cumulative Convertible Preferred Stock. The holders had the option to redeem their shares or convert them into shares of the Company's Common Stock. 2,561,642 shares were converted into 6,278,421 common shares, while 19,058 shares were redeemed for cash payments of $994,589. In the second quarter of 1996 shares of preferred stock totaling $340 thousand were converted to common stock at the holder's option.

       On July 23, 1996, the Board of Directors authorized the repurchase of up to 7.5 million shares of outstanding common stock, representing approximately 5% of the total number of shares outstanding as of September 30, 1996. The repurchases may be made from time to time through mid-1997 in the open market or through privately negotiated transactions. In July 1996,
6.5 million shares were repurchased pursuant to this program. The shares were repurchased at a price of approximately $23 per share, which will be adjusted over a 95-day trading period. The adjustment can be settled in cash or securities at the Company's discretion. Funds for this repurchase were provided by a $75 million dividend from the Company's subsidiary, Aristar, and other short-term liquidity sources.

       GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. GWB's capital was $2.9 billion, including eligible subordinated notes of $288 million at September 30, 1996 and $2.8 billion, including eligible subordinated notes of $373 million at September 30, 1995.

       The following ratios compare GWB with the capital requirements under regulations issued by the OTS:

                                      September 30, 1996
                              --------------------------------
                                  Actual         OTS Benchmark
                              --------------     -------------
(Dollars in millions)         Amount      %      Amount     %
                              ------     ---     ------    ---
Leverage/tangible ratio       $2,386    5.85     $1,224   3.00

Tier 1 risk-based ratio        2,381    9.91        961   4.00
Total risk-based ratio         2,863   11.91      1,922   8.00


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

       The OTS previously proposed to amend its capital rule on the leverage ratio requirement to reflect amendments made by the Office of the Comptroller of the Currency ("OCC") to the capital requirements for national banks. The proposal would establish a 3% leverage ratio (defined as the ratio of core capital to adjusted total assets) for savings associations in the strongest financial and managerial condition. All other savings associations would be required to maintain leverage ratios of at least 4%. Only savings associations rated composite 1 under the OTS CAMEL rating system will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. For all other savings associations, the minimum core capital leverage ratio will be 3% plus an additional 100 to 200 basis points.

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

       As of September 30, 1996, real estate loan commitments totaled $909 million compared with $717 million at December 31, 1995 and $894 million at September 30, 1995. These commitments included $816 million of ARMs and $96 million at fixed-rates at September 30, 1996. The Company has several sources for raising funds for lending, among which are mortgage repayments, mortgage sales, customer deposits, Federal Home Loan Bank borrowings and other borrowings.
       The following table presents the debt ratings of the Company and GWB at September 30, 1996:


                                                    Moody's Investors
                                Standard & Poor's        Service           Fitch
                                -----------------   -----------------   -----------
                                GWFC          GWB   GWFC          GWB   GWFC    GWB
                                ----          ---   ----          ---   ----    ---
Unsecured short-term debt        A-2          A-2    P-2          P-1           F-1
Senior term debt                BBB+           A-   Baa1          A-2     A-      A
Subordinated term debt                       BBB+                 A-3            A-
Preferred stock                 BBB-                Baa2                BBB


       The origination and sale of real estate loans is dependent upon general market conditions. In an active real estate market, loan originations may increase. In such periods, mortgage sales are usually increased to fund a portion of originations and to control asset growth. However, in some periods mortgage sales occur to fund customer account outflows and repay borrowings which result in asset shrinkage. Mortgage sales also occur to limit interest-rate risk and for restructuring purposes.

       As presented in the Consolidated Condensed Statement of Cash Flows, the sources of liquidity vary between quarters. The primary source of funds in the second quarter of 1996 was principal payments on mortgage-backed securities and loans held for investment of $1.7 billion. New loans originated for investment required $1.8 billion in the third quarter of 1996. Operating activities provided $276 million in the current quarter.

       The Company continued to maintain liquidity balances each period in excess of funding and legal requirements. Cash and securities totaled $2.0 billion at September 30, 1996 and $2.2 billion at September 30, 1995.

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

       In the third quarter of 1996 the regular quarterly dividend on the $165 million 8.3% cumulative preferred stock, issued in September 1992, was paid.

       The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar, Inc ("Aristar"). In the third quarter of 1996, cash dividends received from GWB and Aristar totaled $37.8 million and $82 million, respectively. In the first nine months of 1996, cash dividends received include $113.5 million from GWB, $109.8 million from Aristar and $4.9 million from other subsidiaries. GWB is subject to the regulations of the OTS and FDIC. The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations establish a three-tiered system:
Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100% of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75% of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 75% of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make capital distributions without prior approval. An association subject to more stringent restrictions imposed by agreement may apply to remove the more stringent restrictions.

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

       As of September 30, 1996, GWB's dividend limitation for 1996 is approximately $574 million. Therefore, after taking into consideration dividends declared for the 9 months ending September 30, 1996, GWB may declare dividends or make other capital distributions of approximately $460.5 million without obtaining prior approval.

                        PART II - OTHER INFORMATION
                          ---------------------------

ITEM 5.  OTHER INFORMATION
--------------------------

        The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated follows:

                                              Nine Months Ended  Twelve Months Ended   Nine Months Ended
(Dollars in thousands)                       September 30, 1996    December 31, 1995  September 30, 1995
                                             ------------------  -------------------  ------------------
Earnings
--------
  Net earnings                                       $  110,690           $  261,022          $  162,455
  Taxes on income                                        70,400              161,100             106,100
                                                     ----------           ----------          ----------
  Earnings before taxes                              $  181,090           $  422,122          $  268,555
                                                     ==========           ==========          ==========
Interest expense
----------------
  Deposits                                           $  886,293           $1,217,085          $  903,312
  Borrowings                                            516,070              734,670             563,869
                                                     ----------           ----------          ----------
    Total                                            $1,402,363           $1,951,755          $1,467,181
                                                     ==========           ==========          ==========
Rent expense
------------
  Total                                              $   47,996           $   46,433          $   41,191
  1/3 thereof                                            15,999               15,478              13,730

Capitalized interest                                 $       29           $        -          $        -
--------------------
Preferred stock dividends                            $   16,871           $   25,015          $   18,761
-------------------------
Ratio of earnings to fixed charges
----------------------------------
  and preferred stock dividends
  -----------------------------

  Excluding deposits
  ------------------
    Earnings before fixed charges                    $  713,159           $1,172,270          $  846,154
    Fixed charges                                       559,699              790,602             608,613
    Ratio                                                  1.27                 1.48                1.39

  Including deposits
  ------------------
    Earnings before fixed charges                    $1,599,452           $2,389,355          $1,749,466
    Fixed charges                                     1,445,992            2,007,687           1,511,925

    Ratio                                                  1.11                 1.19                1.16

Ratio of earnings to fixed charges
----------------------------------
  Excluding deposits
  ------------------
    Earnings before fixed charges                    $  713,159           $1,172,270          $  846,154
    Fixed charges                                       532,098              750,148             577,599
    Ratio                                                  1.34                 1.56                1.46

  Including deposits
  ------------------
    Earnings before fixed charges                    $1,599,452           $2,389,355          $1,749,466
    Fixed charges                                     1,418,391            1,967,233           1,480,911

    Ratio                                                  1.13                 1.21                1.18

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










GREAT WESTERN FINANCIAL CORPORATION
-----------------------------------
Registrant







/s/ Carl F. Geuther
----------------------------------
Carl F. Geuther
Vice Chairman and Chief Financial
Officer




/s/ Barry R. Barkley
-----------------------------------
Barry R. Barkley
Senior Vice President and
Controller








DATE:  November 13, 1996

                      GREAT WESTERN FINANCIAL CORPORATION

                                 EXHIBIT INDEX

                              September 30, 1996



Exhibit                                                                Page
Number                                                                 Number
-------                                                                ------


11.1  Statement re computation of per share earnings                     46

27.1  Financial Data Schedule                                            47