Form 10-Q/A
period 1996-09-30
GREAT WESTERN FINANCIAL CORP
filed 1996-11-14
CIK 43512

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D. C.  20549 - 1004
                          FORM 10-Q/A

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

       As presented in the Consolidated Condensed Statement of Cash Flows, the sources of liquidity vary between quarters. The primary source of funds in the third quarter of 1996 was principal payments on mortgage-backed securities and loans held for investment of $1.5 billion. New loans originated for investment required $2.0 billion in the third quarter of 1996. Operating activities provided $230 million in the current quarter.

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