Form 10-K405
period 1996-12-31
GREAT WESTERN FINANCIAL CORP
filed 1997-03-10
CIK 43512

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

(MARK ONE)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from     to

Commission file number 1-4075

                      GREAT WESTERN FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-1913457
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

         9200 OAKDALE AVENUE,                        91311-6519
        CHATSWORTH, CALIFORNIA                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (818) 775-3411
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                   ON WHICH REGISTERED
          -------------------                  ---------------------

  Common Stock, $1 par value (and             New York Stock Exchange
  accompanying Preferred Stock                Pacific Stock Exchange
  Purchase Rights)                            London Stock Exchange

  8.30% Cumulative Preferred Stock,           New York Stock Exchange
  $1 par value

  8 1/4% Trust Originated Preferred           New York Stock Exchange
  Securities of Great Western
  Financial Trust I

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997: $6,024,275,048.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1997: 137,563,165.

DOCUMENTS INCORPORATED BY REFERENCE:

  THE INFORMATION REQUIRED TO BE DISCLOSED PURSUANT TO PART III OF THIS REPORT EITHER SHALL BE (I) DEEMED TO BE INCORPORATED BY REFERENCE FROM SELECTED PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR GREAT WESTERN FINANCIAL CORPORATION'S 1997 ANNUAL MEETING OF SHAREHOLDERS, IF SUCH PROXY STATEMENT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE END OF THE CORPORATION'S MOST RECENTLY COMPLETED FISCAL YEAR, OR (II) INCLUDED IN AN AMENDMENT TO THIS REPORT FILED WITH THE COMMISSION ON FORM 10-K/A.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      GREAT WESTERN FINANCIAL CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                               PART I
Item 1.   Business...............................................................................   3
Item 2.   Properties.............................................................................  17
Item 3.   Legal Proceedings......................................................................  17
Item 4.   Submission of Matters to a Vote of Security Holders....................................  17

                                               PART II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters..............  17
Item 6.   Selected Financial Data................................................................  18
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  19
Item 8.   Financial Statements and Supplementary Data............................................  51
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure... 109

                                              PART III
Item 10.  Directors and Executive Officers of the Registrant..................................... 110
Item 11.  Executive Compensation................................................................. 110
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................... 110
Item 13.  Certain Relationships and Related Transactions......................................... 110

                                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................ 111

                                    PART I

ITEM 1. BUSINESS

                              GENERAL DESCRIPTION

  Great Western Financial Corporation ("GWFC", "Great Western" or "the Company"), with consolidated assets of approximately $42.9 billion, is a savings and loan holding company organized in 1955 under the laws of the state of Delaware. The principal assets of the Company are the capital stock of Great Western Bank, a Federal Savings Bank ("GWB", "Great Western Bank" or "the Bank") and Aristar, Inc. ("Aristar"). GWB is a federally chartered stock savings bank and conducts most of its retail banking through 416 offices located in California and Florida. Real estate lending operations are conducted directly by the Bank or by direct subsidiaries through 220 offices in 27 states with concentration in California, Florida, Texas and Washington. Directly or through its subsidiaries, the Bank also engages in mortgage banking, and other related financial services. Aristar conducts consumer finance operations through 502 offices in 23 states, most of which operate principally under the names Blazer Financial Services or City Finance Company and provide direct installment loans and related credit insurance services and purchase retail installment contracts. For financial information concerning the Company's four principal lines of business, see "Line of Business" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues on an unconsolidated basis has been dividends, interest and management fees from GWB. Various statutory and regulatory restrictions and tax considerations, however, can limit, directly or indirectly, the amounts that may be paid by the Bank to GWFC. Dividends from Aristar continue to be a source of revenue to the Company. For a discussion of dividend restrictions, see "Regulation--Capital Requirements", "Capital Distributions by GWB" and "Restrictions on Transactions with Affiliates".

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

                 MERGER AGREEMENT WITH WASHINGTON MUTUAL, INC.

  On March 6, 1997, Great Western announced that it had entered into a strategic business combination with Washington Mutual, Inc. ("Washington Mutual"). The terms of the Agreement and Plan of merger dated as of March 5, 1997 (the "Merger Agreement") entered into by and between Great Western, Washington Mutual and New American Capital, Inc., ("NAC"), a wholly-owned subsidiary of Washington Mutual provide for a tax-free merger (the "Merger") of Great Western with and into NAC pursuant to which each outstanding share of Great Western common stock, par value $1.00 per share (the "Great Western Common Stock"), will be converted into 0.9 shares of Washington Mutual common stock, no par value ("Washington Mutual Common Stock"), with cash being paid in lieu of fractional shares. Each outstanding share of Great Western 8.30% Preferred Stock (the "Great Western Preferred Stock") will be converted into one share of Washington Mutual 8.30% Preferred Stock, Series F (the "Series F Preferred Stock").

  The consummation of the Merger is subject to certain conditions, including approval by the stockholders of Great Western and Washington Mutual and applicable regulatory approvals. The parties expect that the Merger will be consummated in the third quarter of 1997.

  The description of the Merger Agreement above does not purport to be complete and is qualified in its entirety by reference to the text of the Merger Agreement, which is filed as an exhibit to this Form 10-K.

                  H. F. AHMANSON & COMPANY'S MERGER PROPOSAL

  On February 18, 1997, H. F. Ahmanson & Company ("Ahmanson") unilaterally announced a proposal for a merger between Ahmanson and Great Western pursuant to which each outstanding share of Great Western common stock, $1.00 par value per share (the "Great Western Common Stock") would be converted into
1.05 shares of Ahmanson common stock (the "Ahmanson Merger Proposal").

  On March 3, 1997, Ahmanson commenced soliciting consents from Great Western stockholders (the "Ahmanson Consent Solicitation") in favor of (i) a non-binding advisory resolution urging the Great Western Board of Directors (the "Great Western Board") to consider any bona fide and concrete merger proposal received by Great Western by May 22, 1997 and, if no superior merger proposal is received by such date, to enter into a merger agreement with Ahmanson on the terms of the Ahmanson Merger Proposal, and (ii) four separate proposed By-law amendments that, if validly adopted, would (A) prohibit the Great Western Board from granting to any third party, without the prior consent of the Great Western stockholders, any break-up fees, stock options, "crown jewel" options or other lock-up fee arrangements in connection with a proposed merger of Great Western in excess of $100,000,000, (B) compel Great Western to hold its annual meeting of stockholders on the fourth Tuesday in April in each year or on a date within 14 days thereof, (C) prevent a stockholders' meeting at which a quorum is present from being adjourned unless all business properly brought before such meeting has been acted upon by the stockholders and (D) provide that any of the By-laws adopted pursuant to Ahmanson's Consent Statement may not be subsequently amended unless majority approval of the Great Western stockholders is obtained. Great Western has challenged the legality of Ahmanson's proposed By-law amendment described in clause (A) above as an improper intrusion into the statutory powers of the Board of Directors. Great Western has set March 13, 1997 as the record date for the Ahmanson Consent Solicitation.

  On March 4, 1997, Great Western disseminated to its stockholders a Revocation of Consent Statement (the "Great Western Revocation Statement") informing them that the Great Western Board unanimously opposes the Ahmanson Consent Solicitation, detailing the reasons for the Great Western Board's opposition to the Ahmanson Consent Statement and urging Great Western stockholders not to sign the consent cards sent to the stockholders by Ahmanson or to revoke any previously executed consent cards.

  Ahmanson has also indicated its intent to solicit proxies in connection with the 1997 Annual Meeting of Stockholders of Great Western (the "Ahmanson Proxy Solicitation"). In that proxy solicitation, Ahmanson intends to seek to elect three directors nominated by Ahmanson to the Great Western Board and to have additional amendments to the Great Western By-laws adopted.

              LITIGATION RELATING TO THE AHMANSON MERGER PROPOSAL

  On February 18, 1997, Ahmanson filed a Verified Complaint for Declaratory and Injunctive Relief against Great Western and its directors (the "Ahmanson Complaint") in the Court of Chancery of the State of Delaware. The Ahmanson Complaint alleges, among other things, that: (i) the defendants have breached their fiduciary duties with respect to the stockholder rights plan adopted by the Board in June 1986, as amended in June 1995 (the "Rights Plan"); (ii) the adoption of any defensive measure by the defendants which has the effect of impeding, thwarting, frustrating or interfering with the Ahmanson Merger Proposal would constitute a breach of the defendants' fiduciary duties; and
(iii) the individual directors of Great Western have breached their fiduciary duties with respect to Section 203 (the "Delaware Business Combination Statute") of the Delaware General Corporation Law (the "DGCL").

  Ahmanson seeks declaratory and injunctive relief as follows: (i) an order enjoining the defendants from adopting any defensive measure which has the effect of impeding, thwarting, frustrating or interfering with the Ahmanson Merger Proposal; (ii) an order compelling the defendants to redeem the rights associated with the Rights Plan or to amend the Rights Plan so as to make it inapplicable to the Ahmanson Merger Proposal; (iii) an order enjoining the defendants from taking any action pursuant to the Rights Plan that would dilute or interfere with Ahmanson's voting rights or otherwise discriminate against Ahmanson; (iv) an order compelling the defendants to approve the Ahmanson Merger Proposal for the purposes of the Delaware Business Combination Statute; (v) an order enjoining the defendants from taking any action to enforce or apply the Delaware Business Combination Statute that would impede, thwart, frustrate or interfere with the Ahmanson Merger Proposal; and (vi) an order awarding Ahmanson its costs and expenses in the action.

  On February 26, 1996, Great Western filed its Answer, Affirmative Defenses and Counterclaim to the Ahmanson Complaint. In the Counterclaim, Great Western stated, among other things, that the proposed By-law amendment described herein as Proposal 2 would impermissibly limit the Board's power, granted under Delaware law and Great Western's Restated Certificate of Incorporation, to manage the business and affairs of Great Western. Great Western also stated that such By-law amendment is inequitable because it would impair the Board's ability to negotiate an alternative transaction to the Ahmanson Proposal should the Board choose to do so. Further, Great Western denied all of the material allegations raised by the Ahmanson Complaint and asserted affirmative defenses, including that: (i) the Ahmanson Complaint fails to state a claim on which relief can be granted; and (ii) Ahmanson is acting in its own self interest at the expense of Great Western and its stockholders and thus comes to Court with unclean hands.

  Great Western seeks declaratory and injunctive relief as to, among other matters, the following: (i) dismissal of the Ahmanson Complaint with prejudice and denial of the relief requested by Ahmanson; and (ii) an order declaring the proposed By-law amendment to be invalid, illegal and inequitable. On February 27, 1997, Vice-Chancellor Jacobs informed Great Western and Ahmanson that he would rule on the legality and validity of the proposed By-law amendment as soon as the issue becomes relevant.

  Between February 18, 1997 and February 26, 1997, six complaints (the "Complaints") were filed against Great Western and its directors in the Court of Chancery of the State of Delaware by Fred T. Isquith, Harry Lewis, Bernd Bildstein, Charles Uttenreither, Melvyn Zupnick and Emil Schachter. Each action was brought on behalf of the plaintiff, individually, and as a purported class action on behalf of all stockholders of Great Western. The Complaints allege, among other things, that the defendants are violating their fiduciary duties owed to the stockholders of Great Western with respect to the Ahmanson Merger Proposal. The plaintiffs generally seek: (i) an order declaring that the action may be maintained as a class action; (ii) an order preliminarily and permanently enjoining the defendants to consider and negotiate with respect to all bona fide offers or proposals for Great Western or its assets, in the best interests of Great Western stockholders; and
(iii) compensatory damages, the costs and disbursements of the action and such other and further relief as may be just and proper. In addition, certain plaintiffs seek judgments ordering Great Western's directors, individually, to announce their intention with respect to certain matters relating to the Ahmanson Merger Proposal. The plaintiffs filed a Motion to Consolidate the Complaints on March 6, 1997. Great Western and its directors deny the operative allegations of the Complaints; however, answers have not yet been filed and discovery has not yet commenced.

  On March 3, 1997, Ahmanson filed a Complaint against Great Western (the "Ahmanson Section 220 Complaint") in the Court of Chancery of the State of Delaware. The Ahmanson Section 220 Complaint alleges, among other things, that: (i) Ahmanson is entitled, pursuant to Section 220 of the Delaware General Corporation Law, to inspect and copy certain books and records of Great Western and (ii) that Great Western has failed to make available for inspection and copying by Ahmanson a list of the stockholders of Great Western and other related information. Ahmanson requested that the Court enter an order directing Great Western to provide Ahmanson with the requested information. On March 6, 1997, Great Western provided Ahmanson with all of the information requested in the Ahmanson Section 220 Complaint. On March 7, 1997, Great Western mailed a letter to Ahmanson requesting that Ahmanson dismiss the Ahmanson Section 220 Complaint as mute.

  On March 7, 1997, Ahmanson filed a Motion for Leave to File Amended and Supplemental Complaint against Great Western and its directors (the "Ahmanson Supplemental Complaint") in the Court of Chancery of the State of Delaware. In addition to the allegations made in the Ahmanson Complaint, the Ahmanson Supplemental Complaint further alleges, among other things, that: (i) the defendants have failed to create a level playing field by discriminatorily favoring other potential bidders to the exclusion of Ahmanson and by entering into the Merger Agreement; (ii) the defendants have actively and unlawfully sought to thwart its stockholders from exercising certain of their rights for the purpose of entrenchment; (iii) the defendants have failed to find the best value reasonably available; and (iv) the defendants have irreparably harmed Ahmanson by depriving it of the unique opportunity to acquire Great Western. Consequently, Ahmanson seeks additional declaratory and injunctive relief enjoining Great Western and the individual defendants from, among other things, discriminating against Ahmanson, delaying Great Western's annual meeting of stockholders, or taking steps to consummate the Merger or other transaction with Washington Mutual.

  Great Western and its directors intend to vigorously defend the claims in the Ahmanson Complaint, the Ahmanson Supplemental Complaint and the Complaints.

                         ACQUISITIONS AND DISPOSITIONS

  GWFC is, from time to time, engaged in discussions with other financial institutions of various sizes in various locations throughout the United States and with governmental agencies regarding mergers, acquisitions or dispositions. No assurance can be given that GWFC will complete any particular transaction.

  Information on specific acquisitions and dispositions is summarized in Note 2 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".

                     RELATED FINANCIAL SERVICES ACTIVITIES

  The principal non-depository business activities of GWFC and GWB are described below.

  Consumer Finance Group. The Consumer Finance Group is comprised of Aristar and the industrial banks listed below. Consumer finance activities are highly regulated by federal and state laws of both general and specific applicability. Federal regulations relate primarily to fair credit practice matters. State regulations may include certain licensing requirements, which vary from state to state and may require periodic examination to verify compliance with, among other restraints, state interest rate and loan size limits. The Company also has industrial bank subsidiaries, First Community Industrial Bank in Denver, Colorado and Great Western Thrift & Loan in Salt Lake City, Utah, which conduct activities similar to those of consumer finance operations.

  Other Activities. GWFC and its direct and indirect subsidiaries also engage in related service businesses, including investment company advisor and administration activities, insurance operations, real estate development and other lines of business. GWFC and its direct and indirect subsidiaries in the future may also pursue other business opportunities, although no assurances concerning the timing or nature of such activities can be given.

                                   INFLATION

  Inflation has not been a significant factor for the past several years. However, the Company recognizes the adverse effects that inflation could bring to its financial position and operations and consequently monitors its effects closely.

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

  The Company assesses the status of loss reserves on real estate and consumer loans based upon expected future economic conditions and its current loss experience as applied to the loan portfolio, including loans that are delinquent or, in the case of real estate loans, adversely classified because of declining collateral values. The amount of the Company's loss reserve represents management's estimate of the amount of real estate loan losses likely to be incurred by the Company, based upon various assumptions as to future interest rate environments, economic trends and other conditions. As such, the loss reserve does not represent the amount of such losses that could be incurred under adverse conditions that management does not consider to be the most likely to arise. In addition, management's classification of assets and evaluation of the adequacy of the loss reserve is an ongoing process. Consequently, there can be no assurance that material additions to the Company's loss reserve will not be necessary, thereby adversely affecting earnings.

ECONOMIC CONDITIONS IN THE COMPANY'S MARKET AREA

  The Company's business is subject to changes in local economic and business conditions. The economic environment in California has shown improvement in the past year. In particular, the real estate market has shown improvement throughout the state, though most notably in Northern California. As a result of the improving economy and the disposition of nonperforming loans and real estate through bulk sales, the Company's nonperforming assets have substantially declined. However, a worsening of economic conditions in the State could have an adverse effect on the Company's business, including reducing demand for new financing and increasing nonperforming assets and real estate.

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

RESTRICTIONS ON DISTRIBUTIONS

  OTS regulations impose certain limitations on capital distributions by savings institutions, including the payment of cash dividends. The regulations establish guidelines for categorizing institutions into three tiers for purposes of determining eligibility to make distributions. These tiers are based primarily on the institution's capital levels but also relate to an institution's supervisory status with the OTS. Under these guidelines, the ability to pay cash dividends is increasingly limited as an institution's capital position, earnings and supervisory status worsens. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the guidelines, if the OTS determines that such a distribution would constitute an unsafe or unsound practice. Also, certain tax considerations limit the amount of dividends GWB would otherwise be able to pay. See "Regulation--Capital Distributions by GWB."

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

COMPETITION

  Competition for deposits comes principally from other savings associations, commercial banks, credit unions, corporations, governmental agencies and governmental debt securities, insurance companies, pension funds, and other investment media including money markets and mutual funds, many of which can offer investment alternatives. Many of these institutions also have nationwide retail networks.

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

                                  REGULATION

HOLDING COMPANY REGULATION

  General. The Company is a unitary savings and loan holding company as a result of its control of GWB. As such, it is subject to regulation, supervision, and examination by, and the reporting requirements of, the OTS and is governed by the savings and loan holding company provisions of the Home Owners' Loan Act, as amended.

  Restrictions on Activities. A savings and loan holding company is prohibited, directly or indirectly, from obtaining control of a savings association or savings and loan holding company without the prior approval of the OTS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), permits the acquisition by a savings and loan holding company of up to 5% of the voting shares of a savings association or savings and loan holding company which is not one of its present affiliates. No director, officer, or controlling shareholder of the Company may, except with the prior approval of the OTS, acquire control of any savings association which is not a subsidiary of the Company.

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

REGULATION OF SUBSIDIARIES

  General. Deposits in GWB and the Company's industrial banks, First Community Industrial Bank in Denver, Colorado and Great Western Thrift & Loan in Salt Lake City, Utah are separately insured by the FDIC up to $100,000 and those institutions are regulated by the FDIC. GWB is a federally chartered savings association which is also regulated by the OTS. The industrial banks are state chartered institutions which are regulated by state authorities in addition to being regulated by the FDIC. State laws specify the investments which these state institutions may make and the activities in which they may engage. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FDICIA"), however, insured state banks may not engage in activities not permissible for national banks unless the FDIC determines that the activity will pose no significant risk to the insurance fund and the bank complies with applicable capital standards.

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

  Qualified Thrift Lender. FDICIA imposes revised requirements for qualification as a qualified thrift lender ("QTL"). The test requires that 65% of a savings association's "portfolio assets" (all assets except goodwill, intangibles, property used to conduct the thrift's business and certain liquid assets up to 20% of assets) consist of "qualified thrift investments" (including, subject to certain limits, residential mortgage and construction loans, home improvement and repair loans, mortgage-backed securities, home equity loans, Federal Home Loan Bank ("FHLBank") stock, Federal Savings and Loan Insurance Corporation ("FSLIC"), FDIC, and Resolution Trust Corporation ("RTC") obligations, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation stock, education loans, credit card loans, consumer loans, certain small business loans and loans to construct or purchase or maintain churches, schools, nursing homes and hospitals, investments in residential housing-oriented service corporations, and 50% of mortgages originated and sold within 90 days). At December 31, 1996, the asset composition of GWB was substantially in excess of that required to qualify it to meet the QTL test.

  The following sanctions may apply as the result of failure of a savings association to remain a QTL: (i) required conversion of the savings association's charter to a national bank charter; (ii) limitations on new investments and activities to those permissible for national banks; (iii) imposition of branching restrictions applicable to national banks; (iv) prohibitions on new advances to the savings association from its regional FHLBank; and (v) imposition of dividend restrictions applicable to national banks. Three years after a savings association ceases to be a QTL, it would be required to divest all investments and cease all activities not permissible for national banks and all FHLBank advances would have to be repaid in a prompt and prudent manner. In addition, a savings and loan holding company holding such a savings association would be required to register as a bank holding company.

  Deposit Insurance. The FDIC maintains two separate deposit insurance funds-- the Bank Insurance Fund ("BIF") which insures the deposits of the industrial banks (the "Company's BIF-insured institutions"), and the Savings Association Insurance Fund ("SAIF") which insures the deposits of GWB.

  On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 ("Funds Act") which included provisions for the recapitalization of the SAIF through a one-time special assessment of 65.7 basis points of SAIF deposits held by savings associations as of March 31, 1995. GWB's special assessment of $188 million was reflected in expense in the third quarter of 1996.

  The current SAIF assessment schedule of premiums ranges from zero to 27 basis points of deposits, depending on risk classification. As authorized by the Funds Act, the FDIC will collect assessments against BIF and SAIF-assessable deposits to be paid to the Financing Corporation ("FICO") to service interest on FICO debt issued during the 1980s. Savings associations, in 1996, paid SAIF and BIF insurance premiums that covered approximately $780 million of interest on FICO debt. Beginning in 1997, such payments will drop to $460 million annually, and in the year 2000, to about $180 million annually or approximately two basis points of deposits.

  The Funds Act stipulates the rate of BIF-assessable deposits must equal one-fifth of the FICO assessment rate on SAIF-assessable deposits. GWB expects its FICO assessment will be approximately 6.48 basis points of deposits, while the FICO assessment of banks will be approximately 1.30 basis points through 1999. GWB expects to reduce its annual insurance premium from approximately $65 million in 1996 to approximately $18 million in each of the next three years.

  The Funds Act also requires the Treasury Department to conduct a survey of all issues considered to be relevant to the development of a common charter for all FDIC insured institutions and the abolition of separate and distinct charters for banks and savings associations. The law specifies that the BIF and SAIF are to be merged by 1999, if there are no savings associations in existence at that time. A merger of the deposit insurance funds could potentially occur prior to 1999 if certain conditions are met.

  FIRREA requires insured depository institutions to reimburse the FDIC for any loss or anticipated loss to the FDIC that arises from a default of a commonly controlled insured depository institution or assistance provided to such an institution in danger of default.

  Capital Requirements. The capital standards applicable to savings associations consist of three components--a leverage ratio requirement, a tangible capital requirement and a risk-based capital requirement. All three components are required by FIRREA to be no less stringent than the corresponding requirements applicable to national banks, except that the risk-based capital requirement for savings associations may deviate to reflect interest-rate risk or other risks if such deviations do not, in the aggregate, result in materially lower levels of capital being required of savings associations than would be required under the risk-based capital standards applicable to national banks.

  The capital regulations contain special capital rules affecting savings associations with certain kinds of subsidiaries. For purposes of determining compliance with each of the capital standards, a savings association's investment in and extensions of credit to subsidiaries engaged in activities not permissible for a national bank are, with certain exceptions, deducted from the savings association's capital. At December 31, 1996, GWB's investments in and extensions of credit to such subsidiaries aggregated $23 million, all of which was deducted from capital at December 31, 1996.

  The leverage ratio requirement requires a savings association to maintain "core capital" of not less than 3% of adjusted total assets. As mentioned below, the OTS proposed, but has not yet adopted, a stricter standard which has become applicable to banks and under which banks are required to maintain a core capital ratio of at least 3% and up to 5% depending upon their condition and the rating they have received from the applicable regulatory body.

  Under the current standard, "core capital" generally includes common stockholders' equity, (including retained earnings, but excluding net unrealized gain or loss on securities available-for-sale), noncumulative perpetual preferred stock and any related surplus, and minority interests in consolidated subsidiaries. Intangible assets (other than qualifying core deposit intangible assets, mortgage servicing rights and purchased credit card relationships) must be deducted from core capital. Certain deferred tax assets must also be deducted. Core capital includes core deposit intangible assets, mortgage servicing rights and purchased credit card relationships, subject to certain limitations. GWB has no qualifying core deposit intangible assets or purchased credit card relationships. At December 31, 1996, GWB had a core capital ratio of 5.85%.

  The tangible capital requirement requires a savings association to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less qualifying core deposit intangible assets and purchased credit card relationships. At December 31, 1996, GWB had a ratio of tangible capital to total adjusted assets of 5.85%.

  The risk-based capital requirements for savings associations are similar in many respects to the risk-based capital guidelines of the FRB, the Comptroller of the Currency and the FDIC. Among other things, the risk-based capital requirements provide that the capital ratio applicable to an asset will be adjusted to reflect the degree of credit risk associated with such asset and the asset base for computing a savings association's capital requirement will include off-balance-sheet assets. The regulations require savings associations to maintain capital equal to 8% of risk-weighted assets. A savings association's supplementary capital may be used to satisfy the risk-based capital ratios only to the extent of that association's core capital. At December 31, 1996, GWB had a ratio of capital to risk-weighted assets of 11.23%.

  FDICIA requires the federal regulatory agencies to review the risk-based capital standards to ensure that they adequately address interest-rate risk, concentration of credit risk and risks from nontraditional activities. The OTS amended its risk-based capital rules to incorporate interest-rate risk requirements which require a savings association to hold additional capital if it is projected to experience an excessive decline in "net portfolio value" in the event interest rates increase or decrease by two percentage points. The additional capital required is equal to one-half of the amount by which any decline in net portfolio value exceeds two percent of the savings association's estimated economic value of assets, as determined by the OTS. The OTS, however, has not implemented these capital standards relating to interest-rate risk, pending action of the bank regulatory agencies. As of December 31, 1996, GWB believes it would have no additional capital requirement for possible interest-rate risk.

  A savings association which fails to meet the capital standards must submit to the OTS Director a business plan which describes the manner in which it proposes to increase its capital and the activities in which it will engage. Any increase in the savings association's assets must be met with a commensurate increase in the savings association's tangible capital and risk-based capital. As part of the submission of a capital plan, a savings association will be required to certify that during the pendency of its application for approval of its capital plan, it will adhere to certain asset growth restrictions, and will not make any capital distributions or engage in certain other prohibited or restricted activities. The OTS Director must, with certain limited exceptions, limit the asset growth of any such savings association. In addition, the OTS Director may issue a capital directive to such a savings association which may contain restrictions the OTS Director deems necessary or appropriate under the circumstances. GWB is not subject to any capital directive at this time.

  In addition to the above regulatory capital requirements and pursuant to FDICIA, the federal banking agencies have adopted regulations which establish a system of progressive constraints as capital levels decline at banks and savings associations. The "prompt corrective action" rules classify banks and savings associations into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized". Furthermore, FDICIA provides that under certain circumstances a federal banking agency may reclassify an institution to the next lower capital category based on supervisory information other than the capital levels of the institution.

  The FDIC regulations implementing the prompt corrective action provisions of FDICIA define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (core capital to risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet a specific capital level or any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions); (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.00%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized", or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

  GWB believes that it met the requirements to be a "well capitalized" institution under the regulations as of December 31, 1996.

  FDICIA requires the appropriate federal banking agencies to take corrective action to restrict asset growth, acquisitions, branching and new business with respect to an "undercapitalized" institution and to take increasingly severe additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized". FDICIA also prohibits dividends and other capital distributions and the payment of management fees to a controlling person if, following such distribution or payment, the institution would fall within one of the three "undercapitalized" categories.

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

  The FDIC has adopted a minimum core capital standard under which state nonmember banks are required to hold core capital consisting generally of common equity, minority interests in equity accounts of consolidated subsidiaries, and qualifying perpetual preferred stock of at least 3% and up to 5% of total assets. Banks receiving the highest rating from the FDIC are permitted to maintain core capital of 3% of total assets, while less healthy banks are required to maintain core capital of 4 to 5%. A bank with core capital of less than 2% would be deemed to be in an unsafe and unsound condition. The OTS has proposed to amend its leverage ratio requirement for savings associations to adopt a similar standard.

  With respect to savings associations, the FDIC will use the core capital standard in determining whether to approve applications for deposit insurance, the right to exercise additional powers, or to merge or make acquisitions. The FDIC may also use the new standard in determining whether to take enforcement action against a savings association when an unsafe or unsound practice exists.

  The Company's BIF-insured institutions are required to have risk-based capital of 8% of risk-weighted assets, based on the credit risk deemed inherent in institutions' assets, including certain off-balance-sheet assets. In addition, core capital must be 4% of risk-weighted assets. At December 31, 1996, the BIF-insured industrial banks exceeded their required ratios.

  Capital Distributions by GWB. The Company is a legal entity separate and distinct from the Bank and the Company's other subsidiaries. The primary source of the Company's revenues on an unconsolidated basis has been dividends from GWB. Various regulatory and tax considerations, however, limit directly or indirectly the amount of dividends GWB can pay. Should GWB distribute dividends in excess of the amount of its available earnings and profits (as determined for federal income tax purposes), such excess would be subject to federal income tax. At December 31, 1996, the Bank had approximately $628 million of retained earnings available for the payment of dividends without adverse tax consequences. Dividend payments are further restricted by regulations as discussed below.

  The OTS regulations impose limitations upon "capital distributions" by savings associations, including cash dividends. The regulations establish a three-tiered system: Tier 1 includes savings associations with capital at least equal to their fully phased-in capital requirement which have not been notified that they are in need of more than normal supervision; Tier 2 includes savings associations with capital above their minimum capital requirement but less than their fully phased-in requirement; and Tier 3 includes savings associations with capital below their minimum capital requirement. Tier 1 associations may, after prior notice but without approval of the OTS, make capital distributions up to the higher of (1) 100% of their net income during the calendar year plus the amount that would reduce by one half their "surplus capital ratio" (the excess over their fully phased-in capital requirement) at the beginning of the calendar year or (2) 75% of their net income over the most recent four-quarter period. Tier 2 associations may, after prior notice but without approval of the OTS, make capital distributions of up to 25% to 75% of their net income over the most recent four-quarter period depending upon their current risk-based capital position. Tier 3 associations may not make any capital distributions without prior approval. The Company believes that GWB is a Tier 1 association as of December 31, 1996. Notwithstanding the foregoing, the regulatory authorities have broad discretion to prohibit any payment of dividends and could take other actions if they determine that the payment of such dividends would constitute an unsafe or unsound practice. In addition, FDICIA prohibits dividends and other capital distributions if, following such distribution, the savings association would fall within one of three "undercapitalized" categories. See "Regulation--Capital Requirements".

  Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each bank or savings association to identify the communities it serves and the types of credit and other financial services the bank or savings association is prepared to extend to those communities. The CRA also requires the OTS to assess a savings association's record of helping to meet the credit needs of its community and to take such assessment into consideration when evaluating applications for mergers, acquisitions and other transactions. A less than satisfactory CRA rating may be the basis for denying such applications.

  In connection with its assessment of CRA performance, the OTS and the bank regulatory agencies assign a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". Based on the most recent CRA examination conducted in 1995, GWB received a rating of "outstanding."

  Restrictions on Transactions with Affiliates. FIRREA imposes on savings associations the affiliate transaction restrictions contained in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act in the same manner and to the same extent as such restrictions apply to member banks. Such restrictions are also applicable to the BIF-insured industrial banks. These restrictions, among other things, prohibit or limit an institution from extending credit to, or entering into, certain transactions with its affiliates and the principal shareholders, directors and executive officers of the institution under certain circumstances. Further, a savings association may not purchase or invest in securities issued by an affiliate other than a subsidiary. The OTS is authorized to impose more stringent restrictions on a savings association's affiliated transactions than those contained in Sections 23A and 23B.

  Subsidiary Investment Limits. The amount which a federal savings bank may invest in service corporations and subsidiaries (whether in equity or debt of such corporations) is limited to an amount equal to 3% of assets, provided investments in excess of 2% of assets serve certain primarily community purposes. The service corporation investment limit (for savings associations like GWB which meet net worth and certain other requirements) is exclusive of an amount which may be invested in "conforming" (i.e., otherwise authorized) loans to service corporations subject to applicable regulatory requirements. At December 31, 1996, GWB's aggregate investment in service corporations was approximately .3% of its assets, and there were no conforming loans.

  Notice of Certain Activities. FIRREA requires a savings association seeking to establish a new subsidiary, acquire control of an existing company (after which it would be a subsidiary), or conduct a new activity through a subsidiary, to provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to force a savings association to divest or terminate any activity that it determines is a serious threat to the financial safety, soundness or stability of such savings association or is otherwise inconsistent with sound banking practices. In addition, the FDIC is authorized to determine whether any specific investment activity poses a threat to the SAIF and to prohibit any SAIF member institution from engaging directly in such activity, even if it is an activity that is an otherwise permissible investment for a federal savings association.

  Loans-to-One Borrower Limitations. FIRREA conforms savings associations' loans-to-one borrower limitations to those applicable to national banks. The lending limits for national banks apply to all savings associations in the same manner and to the same extent as they apply to national banks. The basic lending limit is 15% of the amount of Tier 1 and Tier 2 capital actually included in risk-based capital, plus the allowance for loan and lease losses not included in Tier 2 capital. It is not expected that this limitation will have any significant effect upon GWB's lending activities as currently conducted.

  Brokered Deposits. A rule adopted by the FDIC permits only "well capitalized" institutions to obtain brokered deposits. "Adequately capitalized" institutions may obtain brokered deposits if they receive a waiver from the FDIC. The rule adopted by the FDIC also prohibits institutions which are not "well capitalized" from soliciting deposits at rates significantly higher than prevailing rates. GWB believes that it is a "well capitalized" institution at December 31, 1996.

  Liquidity. OTS regulations require savings associations to maintain for each calendar month an average daily balance of liquid assets (including cash and certain time deposits, bankers' acceptances, specified corporate obligations and specified United States government, state government and federal agency obligations) of not less than 5% of the average daily balance of its net withdrawable deposit accounts (the amount of all deposit accounts less the unpaid balance of all loans made on the security of such accounts) plus short-term debt (borrowings payable on demand or in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS within the statutory range of 4% to 10%. OTS regulations also require each savings association to maintain for each calendar month an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) at an amount not less than 1% of the average daily balance of its net withdrawable accounts plus such short-term debt during the preceding calendar month. For the year ended December 31, 1996, average liquidity and average short-term liquidity ratios of GWB were 5.48% and 3.06%, respectively. For the year ended December 31, 1995, average liquidity and average short-term liquidity ratios were 5.46% and 2.29%, respectively.

  Federal Home Loan Bank System. GWB is a member of the FHLBank System, which consists of 12 regional Federal Home Loan Banks. Members of the FHLBank system are required to own shares of capital stock in the applicable FHLBank in an amount equal to the greater of 1% of the aggregate principal amount of the member's unpaid residential mortgages, 5% of FHLBank advances to the member or
 .3% of total assets as of the close of each calendar year.

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

  As of December 31, 1996, GWB held $378 million of FHLBank stock and received dividends in the amount of $22.3 million in 1996 with respect to such stock.

  Federal Reserve Board Regulations. Pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980, the FRB adopted regulations that require depository institutions to maintain reserves against their transaction accounts and nonpersonal time deposits. In December 1990, the FRB eliminated the reserve requirement on nonpersonal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. At December 31, 1996, GWB's balances with the FRB totaled $127 million. The effect of this reserve requirement is to decrease an institution's available investment funds. The current reserve requirement on transaction accounts is 10%. Savings associations have authority to use various FRB services and to borrow from the Federal Reserve Bank's "discount window", but FRB regulations require them to exhaust all FHLBank sources before borrowing from a Federal Reserve Bank. In addition, FDICIA restricts the period during which discount advances may be outstanding to "undercapitalized" depository institutions. As a creditor and a financial institution, GWB is subject to additional regulations promulgated by the FRB, including, without limitation, Regulation B (Equal Credit Opportunity
Act), Regulation E (Electronic Funds Transfers Act), Regulation F (Interbank Liabilities), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act) and Regulation DD (Truth in Savings Act).

  Safety and Soundness Standards. Pursuant to statutory requirements, the OTS has issued a rule that sets forth guidelines, rather than a regulation, in the areas of excessive compensation, internal controls, information systems, documentation, credit underwriting, interest risk exposure, asset growth and compliance with laws and regulations. Under the excessive compensation standard, the OTS will analyze a person's compensation history, post-employment benefits, the financial condition of the institution, compensation practices at comparable institutions and other relevant information. The final rule authorizes, rather than requires, the OTS to seek a compliance plan from institutions failing to meet the safety and soundness guidelines. In addition to the final rule on safety and soundness, the OTS has issued asset quality and earnings standards that require monitoring and reporting systems to the Board of Directors and management to identify emerging problems and corrective actions to resolve them.

  Real Estate Lending Standards. The federal banking regulatory agencies, including the OTS, adopted regulations which require institutions to adopt written real estate lending policies that, among other things, must be consistent with guidelines adopted by the agencies. Among the guidelines adopted by the OTS and the other agencies are maximum loan-to-value ratios for land loans (65%); land development loans (75%); construction loans (80-85%); loans on owner-occupied 1-4 unit residential properties, including home equity loans (no specific required limit, but loans at or above 90% require private mortgage insurance or readily marketable collateral); and loans on other improved property (85%).

  The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's total capital, and the aggregate of nonconforming loans secured by real estate other than 1-4 unit residential properties should not exceed 30% of total capital. Institutions are required to review, and update as appropriate, their real estate lending policies on at least an annual basis.

  Classification of Assets. Savings associations are required to classify their assets on a regular basis, to establish adequate allowances for losses and report the results of such classification quarterly to the OTS. For additional information see Note 1 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".

  With respect to classified assets, if the OTS concludes that additional assets should be classified or that the valuation allowances established by the savings association are inadequate, the examiner may determine, subject to review by the savings association's OTS Regional Director, the need for and extent of additional classification or any increase necessary in the savings association's general or specific valuation allowances.

  A savings association is also required to set aside adequate valuation allowances to the extent that an affiliate or subsidiary holds assets posing a risk to the savings association. A savings association must also establish liabilities for off-balance-sheet items, such as letters of credit, when losses become both probable and reasonably estimable.

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

  The Policy Statement also provides guidance to examiners in evaluating the adequacy of the ALLL. Among other things, the Policy Statement directs examiners to check the reasonableness of ALLL methodology by comparing the reported ALLL against the sum of (1) 50% of the portfolio that is classified doubtful, (2) 15% of the portfolio that is classified substandard; and (3) for the portions of the portfolio that have not been classified (including those loans and leases designated special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date (based on the institution's average annual rate of net charge-offs experienced over the previous two or three years on similar loans and leases, adjusted for current conditions and trends).

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

                                   EMPLOYEES

  GWFC employed 13,028 persons at December 31, 1996. Employees are not represented by a union or collective bargaining group and GWFC considers its employee relations to be satisfactory. Employees are provided retirement, savings incentive and other benefits, including life, health and accident and hospital insurance.

ITEM 2. PROPERTIES

  The executive offices of both GWFC and GWB are located in the home office building owned by GWB at 9200 Oakdale Avenue, Chatsworth, California. GWFC owns approximately 47% of the 6.3 million square feet in which its headquarters, administrative and branch offices are located throughout several states, including California and Florida.

  During 1996, a strategic review of the corporate headquarters facilities was completed to reduce the Company's premises costs. The restacking of the corporate headquarters campus will be implemented throughout 1997 and will include vacating three buildings which will improve the density of the remaining buildings. The restack initiatives will result in a reduction of 272,000 useable square feet or 27% of the campus.

  See Note 11 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data", for information on properties, leases and property operations.

ITEM 3. LEGAL PROCEEDINGS

  See Item 1, Business "Litigation Relating to the Ahmanson Merger Proposal".

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

    (a) Market and market prices of the common stock--pages 107, 108 and
        109

    (b) Approximate number of common security holders--page 107

    (c) Common stock dividend history and restrictions--pages 107, 108 and
        109

    (d) Common stock dividend policy--pages 13, 92 and 93

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

                              1996          1995          1994           1993          1992
                          -------------  -----------  -------------  -------------  -----------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
SUMMARY OF OPERATIONS
Interest income           $   3,233,931  $ 3,238,711  $   2,629,718  $   2,680,784  $ 3,091,093
Interest expense              1,855,914    1,936,582      1,307,448      1,297,930    1,668,731
                          -------------  -----------  -------------  -------------  -----------
Net interest income           1,378,017    1,302,129      1,322,270      1,382,854    1,422,362
Provision for loan and
 lease losses                   208,971      187,700        207,200        463,000      420,000
                          -------------  -----------  -------------  -------------  -----------
Net interest income af-
 ter provision for loan
 and lease losses             1,169,046    1,114,429      1,115,070        919,854    1,002,362
Noninterest income              331,825      327,668        367,897        327,855      282,131
Noninterest expense           1,314,249    1,019,975      1,076,433      1,155,662    1,188,981
                          -------------  -----------  -------------  -------------  -----------
Earnings before taxes on
 income                         186,622      422,122        406,534         92,047       95,512
Federal and state taxes
 on income                       70,800      161,100        155,300         30,000       41,600
Accounting changes                   --           --             --             --       31,094
                          -------------  -----------  -------------  -------------  -----------
Net earnings              $     115,822  $   261,022  $     251,234  $      62,047  $    85,006
                          =============  ===========  =============  =============  ===========
SUMMARY OF FINANCIAL
 CONDITION
Cash and cash equiva-
 lents                    $     834,292  $ 1,094,417  $   1,148,565  $     975,706  $ 1,036,579
Securities available-
 for-sale                     1,279,283    1,092,459        917,095        871,074      623,906
Loans                        30,823,192   29,887,349     28,378,368     30,661,403   30,584,604
Mortgage-backed securi-
 ties                         7,788,551    9,803,441      9,269,607      3,189,396    3,168,057
Real estate                     159,997      217,112        256,967        434,077    1,153,383
Other assets                  1,989,257    2,491,986      2,247,655      2,216,704    1,872,657
                          -------------  -----------  -------------  -------------  -----------
Total assets              $  42,874,572  $44,586,764  $  42,218,257  $  38,348,360  $38,439,186
                          =============  ===========  =============  =============  ===========
Deposits                  $  28,586,773  $29,234,928  $  28,700,947  $  31,531,563  $30,908,665
Borrowings                   10,501,813   11,345,634     10,120,660      3,479,341    4,151,052
Other liabilities             1,090,786    1,083,726        912,864        914,055      929,735
Company-obligated
 mandatorily redeemable
 preferred securities of
 the Company's
 subsidiary trust               100,000      100,000             --             --           --
Stockholders' equity-
 substantially re-
 stricted                     2,595,200    2,822,476      2,483,786      2,423,401    2,449,734
                          -------------  -----------  -------------  -------------  -----------
Total liabilities and
 equity                   $  42,874,572  $44,586,764  $  42,218,257  $  38,348,360  $38,439,186
                          =============  ===========  =============  =============  ===========
PER COMMON SHARE DATA
Fully diluted earnings    $         .69  $      1.71  $        1.69  $         .28  $       .53
Dividends                           .98          .92            .92            .92          .91
Stock price range         31 1/8-21 1/8    27 1/8-16  20 7/8-15 3/8  20 3/8-15 5/8    19 3/4-13
Year-end closing price               29       25 3/8             16             20       17 1/2
Stockholders' equity              17.63        18.42          16.30          16.05        16.48
Tangible stockholders'
 equity                           15.55        16.06          13.59          12.80        14.01
Price earnings ratio                 42           15              9             71           33
Dividend rate of return             3.4%         3.6%           5.8%           4.6%         5.2%
Dividend rate as a per-
 cent of earnings                 142.0%        53.8%          54.4%         328.6%       171.7%
AT YEAR END
Average equity to aver-
 age assets                         6.3%         5.9%           6.2%           6.5%         6.2%
Return on average assets            .27%         .59%           .65%           .16%         .22%
Return on average equity           4.23%       10.03%         10.35%          2.53%        3.50%
Number of common shares
 issued                     137,875,955  137,279,331    134,315,592    132,616,172  130,814,018
Number of beneficial and
 record stockholders             49,124       51,178         52,633         55,469       42,332
Number of employees              13,028       14,393         15,644         17,029       16,016
Number of offices                 1,138        1,207          1,210          1,180        1,101

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

  Great Western reported consolidated net earnings of $115.8 million, or $.69 per share, for 1996 compared to $261 million, or $1.71 per share for 1995 and $251.2 million, or $1.69 per share for 1994. The Company's net earnings for 1996 were reduced by a special one-time federal deposit insurance assessment imposed on the nation's thrift industry. Without this $188.4 million special insurance premium assessment and other nonrecurring charges taken in 1996, including a $68.3 million pre-tax restructuring charge primarily to reengineer the Company's loan origination operations and consolidate the Company's corporate headquarters and a $50 million provision for loan and lease losses on the bulk sale of nonperforming loans and real estate, annual earnings for 1996 would have been $310.7 million, or $2.09 per share. In 1994, the Company's pre-tax earnings included a $62 million gain on the sale of certain retail banking branches and a $12 million write-off of interstate banking access rights. Without the $62 million gain and the $12 million write-off, the annual earnings for 1994 would have been $220 million, or $1.65 per share.

  Provisions for losses on loans and leases in 1996 rose to $209 million, up from $187.7 million in 1995 and $207.2 million in 1994. The $209 million provision in 1996 included a charge of $50 million attributable to the bulk sale of $292.4 million of nonperforming loans and real estate associated primarily with loans made in 1989 through 1992. Excluding the bulk sale, the provision would have fallen to $159 million reflecting the improvement in the real estate market. Net charge-offs of 1-4 unit residential loans ("single-family" or "SFR") remained flat from 1995 to 1996. Excluding the charge-off of $58.4 million attributable to the bulk sale of nonperforming loans and real estate, charge-offs for SFR's declined from $195.4 million in 1994 to $137 million in 1996. Nonperforming assets were $546 million, or 1.27% of assets at December 31, 1996, $768.3 million, or 1.72% of assets at December 31, 1995 and $846 million, or 1.98% of assets at December 31, 1994.

  Net interest income was $1.38 billion for 1996 compared with $1.30 billion for 1995 and $1.32 billion in 1994. The interest spread for 1996 was 3.15% compared with 3.00% for 1995 and 3.50% for 1994. The Company's net interest margin was 3.33% for 1996 compared with 3.13% for 1995 and 3.60% for 1994.

  Noninterest income was $331.8 million in 1996, $327.7 in 1995 and $367.9 million in 1994. In 1996, banking fees increased $25.0 million and securities operations increased $9.1 million. These increases were offset in part by $17.9 million in write-downs of mortgage-backed securities, a $7.3 million provision for mortgages sold with recourse, and a $4.1 million loss on affordable housing investments. In 1996 a $22.5 million gain was recorded on the sale of the student loan business. This gain was offset by a decrease from 1995 to 1996 in gains on sale of mortgages and mortgage-backed securities of $5.1 million and a decrease in the gain on sale of leases of $14.1 million.

  Excluding the SAIF assessment and the restructuring expense, noninterest expense was $1.1 billion in 1996, $1 billion in 1995 and $1.1 billion in 1994. The increase of $37.6 million in 1996 was in part the result of increased professional fees of $22.2 million attributable to new initiatives and increased litigation fees and a $5.0 million decrease in telecommunications costs.

                               LINE OF BUSINESS

  Great Western Financial Corporation is managed along four major lines of business: Consumer Finance, Real Estate Services, Retail Banking and Treasury. The financial performance of these business lines is measured by the Company's profitability reporting system. The system uses various management accounting principles to ensure each business line's financial results reflect the underlying economics of that business.

  To properly assess the profitability of each business unit, charges for funds employed and credits for funds generated are assigned on a matched maturity basis to minimize interest-rate risk in the business line and centralize that exposure in the Treasury unit where it is managed for the Company as a whole. Expenses incurred in the Company's support units are assigned to business lines based on services provided to a particular business unit. Residual expenses, assets employed and other overhead costs are allocated based on the ratio of a business unit's noninterest expense to the Company total noninterest expense. Loss provision and capital are allocated based on management's assessment of the risk profile of each business line. Finally, loans originated in the Real Estate unit are purchased by the Treasury unit at a transfer price that reflects the risk-adjusted value of the loans.

  Since there is no authoritative guidance for management accounting principles, the organizational structure of the institution and the allocation methodologies it employs result in business line financial results that are not necessarily comparable across companies. As such, Great Western's business line performance may not be directly comparable with similar information from other financial institutions. Results by line of business for 1995 and 1996 are presented on the following pages.

SELECTED FINANCIAL HIGHLIGHTS BY LINE OF BUSINESS

  Results of operations and financial highlights by line of business for 1996 and 1995 are presented below.

                                              REAL ESTATE
                         CONSUMER FINANCE       SERVICES         RETAIL BANKING           TREASURY              CONSOLIDATED
                         ------------------  ---------------   --------------------  ---------------------   --------------------
                           1996      1995     1996    1995       1996       1995       1996        1995        1996       1995
                         --------  --------  ------  -------   ---------  ---------  ---------   ---------   ---------  ---------
(DOLLARS IN MILLIONS)
SUMMARY INCOME
 STATEMENT
Net interest income      $  258.7  $  258.0  $ 17.8  $  21.5   $   657.8  $   741.2  $   443.7   $   281.4   $ 1,378.0  $ 1,302.1
Provision for loan and
 lease losses                58.8      48.5      --       --         3.2        2.6      147.0       136.6       209.0      187.7
Noninterest income           27.2      29.2   151.6     93.3       251.7      205.7      (98.7)       (0.6)      331.8      327.6
Noninterest expense
 excluding nonrecurring
 items                      128.4     132.1   120.9    135.1       700.2      654.3      108.0        98.4     1,057.5    1,019.9
 Restructuring expense         --        --    37.3       --        29.8         --        1.2          --        68.3         --
 SAIF special
  assessment                   --        --      --       --          --         --      188.4          --       188.4         --
                         --------  --------  ------  -------   ---------  ---------  ---------   ---------   ---------  ---------
 Total noninterest
  expense                   128.4     132.1   158.2    135.1       730.0      654.3      297.6        98.4     1,314.2    1,019.9
                         --------  --------  ------  -------   ---------  ---------  ---------   ---------   ---------  ---------
 Earnings before tax         98.7     106.6    11.2    (20.3)      176.3      290.0      (99.6)       45.8       186.6      422.1
Income tax expense           37.0      42.3     4.5     (8.1)       70.5      116.0      (41.2)       10.9        70.8      161.1
                         --------  --------  ------  -------   ---------  ---------  ---------   ---------   ---------  ---------
 Net earnings            $   61.7  $   64.3  $  6.7  $ (12.2)  $   105.8  $   174.0  $   (58.4)  $    34.9   $   115.8  $   261.0
                         ========  ========  ======  =======   =========  =========  =========   =========   =========  =========
AVERAGE BALANCE SHEET
 DATA
Real estate loans        $     --  $     --  $   --  $    --   $      --  $      --  $28,066.0   $27,055.0   $28,066.0  $27,055.0
Consumer loans            2,105.0   2,016.0      --       --       533.3      497.3        0.7         0.7     2,639.0    2,514.0
Assets                    2,419.1   2,365.1   137.3    150.8     1,308.9    1,533.2   39,809.7    39,928.9    43,675.0   43,978.0
Deposits                    153.9     146.0      --       --    28,751.0   28,856.6       74.1       208.4    28,979.0   29,211.0
Equity                      430.8     450.9   328.9    329.4     1,632.9    1,627.9      347.4       193.8     2,740.0    2,602.0
PERFORMANCE METRICS
Return on average
 equity                     14.33%    14.26%   2.05%   (3.71)%      6.48%     10.69%    (16.81)%     18.03 %      4.23%     10.03%
Efficiency ratio            44.91%    46.01%  93.36%  117.72 %     80.27%     69.10%     86.26 %     35.01 %     76.86%     62.58%
PERFORMANCE METRICS
 (EXCLUDING
 NONRECURRING ITEMS)
Return on average
 equity                     14.33%    14.26%   8.85%   (3.71)%      7.57%     10.69%     15.92 %     18.03 %      9.85%     10.03%
Efficiency ratio            44.91%    46.01%  71.36%  117.72 %     76.99%     69.10%     31.33 %     35.01 %     61.85%     62.58%

  In 1995, the Company began managing and measuring the performance of its lines of business under a new methodology. In 1996, the Company refined its allocation methodologies. Results from 1994 are not available under the revised methodologies.

CONSUMER FINANCE

  The Consumer Finance line of business is made up of Blazer Financial Services, City Finance Company, First Community Industrial Bank and Great Western Thrift & Loan. These companies offer retail installment financing primarily in the Southeast and Southwest areas of the United States. During 1996, the Consumer Finance line of business had net income of $61.7 million. Despite growth in the loan portfolio, credit quality for the market served by this line of business deteriorated in 1996 as evidenced by the year over year increase in loan loss provision of $10.3 million. Efforts are underway at the Consumer Finance group to aggressively pursue a more diversified customer base through specialized training for sales staff, broadened product offerings and increased use of technology. With return on assets of more than 2.5% and return on equity of more than 14%, the 1996 financial performance of the Consumer Finance line of business once again demonstrated the value of this business unit to the Company.

REAL ESTATE SERVICES

  The Real Estate Services line of business houses the Company's residential mortgage origination and loan servicing businesses. Loans are originated in Great Western's nationwide retail lending offices and through the Company's wholesale origination function. Fixed rate loans are sold in the secondary market and adjustable rate loans are primarily transferred to the Treasury line of business for portfolio investment.

  In 1996, this business unit embarked on a series of major re-engineering efforts designed to improve efficiency, reduce cost and increase production volume. These efforts will continue throughout 1997. Benefits of the re-engineering are already being realized as noninterest expense in the Real Estate line of business dropped 11%, or $14.2 million, during the year.

RETAIL BANKING

  The Retail Banking line of business includes Great Western's branch banking franchise, direct banking business and diversified retail businesses including Sierra Capital Management and Great Western Financial Securities Corporation. Also in this business unit are Great Western's business banking and consumer lending functions which figure prominently in the Company's evolution into a full service bank.

  In 1996, the Retail Banking business line added $105.8 million to the Company's net income. While net interest income declined, the internal credit for funds generated was less in 1996 than in 1995 and the Retail Banking unit realized significant growth in fee income. Broadened product offerings, focus on reducing fee waivers and the introduction of various fee-generating programs contributed to the 22% increase in noninterest income in the Retail Banking unit over 1995 levels. The Retail Banking business line was allocated $29.8 million of the restructuring charge for branch closures and its portion of the restacking of the corporate headquarters facilities.

TREASURY

  The Treasury line of business houses the Company's mortgage loan and investment securities portfolios and meets the wholesale funding needs of the Company. Additionally, the Treasury function is responsible for hedging the Company's interest-rate risk and as such, houses the funds transfer pricing mismatch unit. The mismatch unit is counterparty to the internal charges and credits for funds received by each of the other business lines. As noted in the Retail Banking discussion, the credit for funds generated declined from 1995 to 1996. The mismatch unit benefits from such cycles in the internal transfer pricing environment as evidenced by the increase in net interest income in the Treasury unit in 1996 compared to 1995. Also contributing to the net interest income increase in 1996 over 1995 is the increase in real estate loans outstanding.

  Excluding the $188.4 million one-time SAIF assessment, the Treasury line of business contributed $56.7 million to the Company's net income. Further excluding Treasury's share of the Company's fourth quarter restructuring charge, this business unit generated a return on allocated equity of 15.9%.

                             EARNINGS PERFORMANCE

NET INTEREST INCOME

  In 1996, net interest income rose to $1.38 billion from $1.30 billion in 1995 and $1.32 billion in 1994. The increase in net interest income of $75.9 million in 1996 was attributed to an increased interest rate spread. The interest spread for 1996 was 3.15% compared with 3.00% for 1995 and 3.50% for 1994. The Company's net interest margin was 3.33% for 1996 compared with 3.13% for 1995 and 3.60% for 1994. The increase in the spread was due to a decrease in the cost of funds in the second and third quarters of 1996 and a slight overall increase in the annual rate received on loans and investments. The decrease in the cost of funds was a result of an overall decrease of 13 basis points in the rate of interest paid and a decrease of $482 million in the total amount of interest-bearing liabilities. The decrease in interest income in 1996 was due to a $196.1 million decrease in average earning assets from 1995, partially offset by a 2 basis point increase in the overall rate. The interest spread contracted in 1994 and the first half of 1995 as interest rates rose sharply and the Company's margin was affected by the ARM repricing lag. During the second half of 1995, the interest spread began to benefit from declining interest rates.

  The following tables of net interest income display the average monthly balances, interest income and expense and average rates by asset and liability component for the periods indicated:

                                                    YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------
                                     1996                     1995                     1994
                           ------------------------ ------------------------ ------------------------
                           AVERAGE          AVERAGE AVERAGE          AVERAGE AVERAGE          AVERAGE
                           BALANCE INTEREST  RATE   BALANCE INTEREST  RATE   BALANCE INTEREST  RATE
                           ------- -------- ------- ------- -------- ------- ------- -------- -------
(DOLLARS IN MILLIONS)
Earning Assets
 Certificates of deposit,
  repurchase agreements
  and federal funds and
  securities available-
  for-sale                 $ 1,824  $  114    6.24% $ 1,545  $   98    6.36% $ 1,121  $   61    5.44%
 Mortgage-backed
  securities                 8,875     638    7.19   10,486     753    7.18    4,763     276    5.79
 Loans
   Real estate              28,066   2,066    7.36   27,055   1,983    7.33   28,482   1,911    6.71
   Consumer Finance          2,105     370   17.59    2,016     364   18.07    1,868     342   18.31
   Other                       534      46    8.62      498      41    8.13      418      39    9.33
                           -------  ------   -----  -------  ------   -----  -------  ------   -----
     Total earning assets   41,404   3,234    7.81   41,600   3,239    7.79   36,652   2,629    7.17
Other assets                 2,271                    2,378                    2,289
                           -------                  -------                  -------
     Total assets           43,675                   43,978                   38,941
                           =======                  =======                  =======
Interest Bearing
 Liabilities
 Deposits
   Checking                  4,449      33    0.74    4,355      35    0.81    4,566      40    0.88
   Money market and other
    savings                  6,555     193    2.94    6,893     188    2.73    8,519     198    2.32
   Term                     17,640     945    5.36   17,420     973    5.58   16,623     699    4.21
   Wholesale                   336       9    2.68      543      21    3.92      478      13    2.72
                           -------  ------   -----  -------  ------   -----  -------  ------   -----
     Total deposits         28,980   1,180    4.07   29,211   1,217    4.17   30,186     950    3.15
 Borrowings
   Short-term borrowings
    from FHLB                1,493      82    5.49       15       1    5.67       80       4    5.00
   Securities sold under
    repurchase agreements    5,373     295    5.48    7,051     422    5.99    1,985      98    4.94
   Short-term borrowings     1,193      64    5.36    1,593     101    6.36      741      35    4.72
   Long-term borrowings      2,830     235    8.30    2,481     196    7.87    2,591     221    8.53
                           -------  ------   -----  -------  ------   -----  -------  ------   -----
     Total borrowings       10,889     676    6.21   11,140     720    6.46    5,397     358    6.63
                           -------  ------   -----  -------  ------   -----  -------  ------   -----
     Total interest
      bearing liabilities   39,869   1,856    4.66   40,351   1,937    4.79   35,582   1,308    3.67
                           -------  ------   -----  -------  ------   -----  -------  ------   -----
Other liabilities            1,066                    1,025                      931
Stockholders' equity         2,740                    2,602                    2,428
                           -------                  -------                  -------
     Total liabilities and
      equity               $43,675                  $43,978                  $38,941
                           =======                  =======                  =======
Interest spread                               3.15%                    3.00%                    3.50%
                                             =====                    =====                    =====
Effective yield summary
 Interest income/total
  earning assets           $41,404  $3,234    7.81% $41,600  $3,239    7.79% $36,652  $2,630    7.17%
 Interest expense/total
  earning assets            41,404   1,856    4.48   41,600   1,937    4.66   36,652   1,308    3.57
                                    ------   -----           ------   -----           ------   -----
Net interest income/net
 interest margin                    $1,378    3.33%          $1,302    3.13%          $1,322    3.60%
                                    ======   =====           ======   =====           ======   =====

  The average balance of loans above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans was $38.4 million for the year ended December 31, 1996, compared with $38.1 million for the year ended December 31, 1995 and $46.9 million for the year ended December 31, 1994.

  The following table shows the components of the change in net interest income for the years ended December 31, 1996, 1995 and 1994 that are included in the Consolidated Statement of Operations in Item 8, "Financial Statements and Supplementary Data."

                                               YEAR ENDED DECEMBER 31
                                      -----------------------------------------
                                      1996 VS. 1995 1995 VS. 1994 1994 VS. 1993
                                      ------------- ------------- -------------
(DOLLARS IN MILLIONS)
Certificates of deposits, repurchase
 agreements and federal funds and
 securities available-for-sale
  Rate (1)                                $  (2)        $  10         $ (18)
  Volume (2)                                 18            23            17
  Rate/Volume (3)                            --             4            (5)
                                          -----         -----         -----
                                             16            37            (6)
                                          -----         -----         -----
Mortgage-backed securities
  Rate (1)                                    2            65           (14)
  Volume (2)                               (116)          332           113
  Rate/Volume (3)                            --            79            (8)
                                          -----         -----         -----
                                           (114)          476            91
                                          -----         -----         -----
Real estate loans
  Rate (1)                                    8           177           (66)
  Volume (2)                                 74           (96)          (67)
  Rate/Volume (3)                            --            (9)            2
                                          -----         -----         -----
                                             82            72          (131)
                                          -----         -----         -----
Consumer Finance and other loans
  Rate (1)                                  (10)           (5)          (17)
  Volume (2)                                 16            27            27
  Rate/Volume (3)                            (1)           --            (1)
                                          -----         -----         -----
                                              5            22             9
                                          -----         -----         -----
Other assets
  Rate (1)                                    3            (4)           (3)
  Volume (2)                                  3             7           (11)
  Rate/Volume (3)                            --            (1)           --
                                          -----         -----         -----
                                              6             2           (14)
                                          -----         -----         -----
Interest earning assets
  Rate                                        1           243          (118)
  Volume                                     (5)          293            79
  Rate/Volume                                (1)           73           (12)
                                          -----         -----         -----
                                             (5)          609           (51)
                                          -----         -----         -----
Deposits
  Rate (1)                                  (35)          266           (23)
  Volume (2)                                 (4)           (4)           35
  Rate/Volume (3)                             1             5            (1)
                                          -----         -----         -----
                                            (38)          267            11
                                          -----         -----         -----
Borrowings
  Rate (1)                                  (55)           17             8
  Volume (2)                                (14)          276            (9)
  Rate/Volume (3)                            26            69            --
                                          -----         -----         -----
                                            (43)          362            (1)
                                          -----         -----         -----
Interest bearing liabilities
  Rate                                      (90)          283           (15)
  Volume                                    (18)          272            26
  Rate/Volume                                27            74            (1)
                                          -----         -----         -----
                                            (81)          629            10
                                          -----         -----         -----
Change in net interest income             $  76         $ (20)        $ (61)
                                          -----         -----         -----

--------
(1) The rate variance reflects the change in the average rate multiplied by the average balance outstanding during the prior period.
(2) The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.
(3) The rate/volume variance reflects the change in the average rate multiplied by the change in the average balance outstanding.
(4) Nonaccrual loans are included in their respective loan categories. Amortized net deferred loan fees are included in the interest income calculations. The amortization of net deferred loan fees was $25.9 million in 1996, $33.5 million in 1995 and $53.4 million in 1994.

NONINTEREST INCOME

  Income from noninterest sources for 1996, 1995 and 1994 were as follows:

                                              YEAR ENDED DECEMBER 31
                                            ----------------------------
                                              1996      1995      1994
                                            --------  --------  --------
(DOLLARS IN THOUSANDS)
Retail banking fees
  NSF and overdraft protection              $ 74,319  $ 57,140  $ 54,127
  Service charges-checking accounts           38,417    36,216    35,058
  ATM transaction fees                        27,905    25,220    17,866
  Other banking fees                          39,230    36,286    33,652
                                            --------  --------  --------
    Total banking fees                       179,871   154,862   140,703
                                            --------  --------  --------
Servicing fees                                45,684    55,159    50,853
Securities operations
  Brokerage                                   19,135    11,037    23,555
  Mutual fund asset management                11,040    10,055    16,347
                                            --------  --------  --------
    Total securities operations               30,175    21,092    39,902
                                            --------  --------  --------
Net insurance operations                      29,570    28,861    27,636
Real estate fees                              29,105    24,208    29,385
Net gain on sale of student loans             23,388       495     1,673
Net gain on sale of mortgages                  8,562     8,824     5,339
Gain on sale of mortgage-backed securities     8,790    13,585        --
Writedowns on mortgage-backed securities     (17,906)       --        --
Provision for mortgages sold with recourse    (7,300)       --        --
Net gain on sale of securities                    --        --       398
Loss on affordable housing investment         (4,052)   (7,611)       --
Gain on sale of leases                           811    14,909     1,507
Gain on sale of branches                          --        --    62,337
Other                                          5,127    13,284     8,164
                                            --------  --------  --------
                                            $331,825  $327,668  $367,897
                                            ========  ========  ========

  Retail banking fee income increased to $179.9 million in 1996 from $154.9 million in 1995 and $140.7 million in 1994, an increase of 16% and 28% over 1995 and 1994, respectively. NSF and overdraft protection fees for 1996 increased 30% over 1995. The customer overdraft product, added late in 1996, is expected to sustain the 1996 growth rate in banking fees in 1997.

  Servicing fees totaled $45.7 million for 1996 compared with $55.2 million for 1995 and $50.9 million in 1994. The servicing spread for 1996 was 41 basis points on the $11.2 billion average servicing portfolio compared with a servicing spread of 51 basis points on a $10.8 billion average servicing portfolio in 1995 and 43 basis points on an $11.7 billion average servicing portfolio in 1994.

  Income from brokerage operations was $19.1 million in 1996 compared to $11 million in 1995 and $23.6 million in 1994. The $8.1 million increase in income in 1996 resulted primarily from the addition of non-proprietary mutual funds which improved the product mix resulting in increased revenues.

  Income from mutual fund asset management was $11 million in 1996, compared to $10.1 million in 1995 and $16.3 million in 1994. The Company managed mutual funds with average assets aggregating $3.4 billion in 1996 compared with $3.1 billion in 1995 and $3.2 billion in 1994. The reduction in income in 1995 is a result of reduced fees realized on funds management.

  Real estate fees were $29.1 million in 1996 compared with $24.2 million for 1995 and $29.4 million in 1994. Loan prepayment fees, included in real estate fees, were $2.4 million for 1996 compared with $532,000 in 1995, and $342,000 in 1994.

  During 1996, the Company sold its student loan business to Crestar Bank for $386.6 million. The Company sold a portfolio of $356.6 million of loans and after expenses and costs, realized a gain of $22.5 million on the sale. At December 31, 1996, there was a balance of student loans remaining of $21.5 million. These loans are being aggressively marketed. At February 28, 1997, approximately $6.8 million of student loans remain to be sold.

  The net gain on sale of mortgages was $8.6 million in 1996, $8.8 million in 1995, and $5.3 million in 1994. Mortgage sales in 1996, primarily fixed-rate, totaled $1.5 billion at a gain of .58% of the portfolio sold, compared to $1.1 billion in 1995 at a gain of .79% of the portfolio sold and $1.2 billion in 1994 at a gain of .48% of the portfolio sold. In conjunction with the sales of mortgages, capitalized servicing rights of $8.2 million were recorded in 1996, $4.7 million in 1995 and $604,000 in 1994.

  Gain on sale of mortgage-backed securities was $8.8 million in 1996 compared to $13.6 million in 1995. Sales of mortgage-backed securities were $561.4 million in 1996 and $498.1 million in 1995. There were no mortgage-backed securities sold in 1994. In conjunction with the sales of mortgage-backed securities, capitalized servicing rights of $13.5 million were recorded in 1996 and $3.5 million in 1995.

   Prior to July, 1996, the Company recorded impairment on mortgage-backed securities through charge-offs to the allowance for loan and lease losses. Subsequent to July, 1996, impairment is recorded as a charge to earnings. There were charges to the allowance for loan and lease losses of $12.8 million for the first six months of 1996, $11 million for the year ended December 31, 1995 and $1 million for the year ended December 31, 1994. For the second half of 1996, $17.9 million was recorded to reflect impairment in the mortgage-backed securities portfolio.

  As a result of the loss experience on loans sold with recourse, an increase to the contingent liability for losses on loans sold with recourse of $7.3 million was required and recorded in 1996. The outstanding balance of loans sold with recourse at December 31, 1996 was $1.2 billion, and $1.4 billion at both December 31, 1995 and 1994.

  The gain on sale of leases was $811,000 in 1996 compared with $14.9 million in 1995 and $1.5 million in 1994. The gain on the sale of leases is the result of dispositions throughout the year of Great Western Capital Corporation's fast food leasing portfolio. In 1995, the majority of the portfolio was sold.

NONINTEREST EXPENSE

  Noninterest expenses were as follows:

                                         YEAR ENDED DECEMBER 31
                                    ----------------------------------
                                       1996        1995        1994
                                    ----------  ----------  ----------
(DOLLARS IN THOUSANDS)
Salaries and benefits
  Salaries                          $  369,350  $  365,758  $  381,036
  Taxes, benefits and other             69,254      75,608      88,079
                                    ----------  ----------  ----------
    Total salaries and benefits        438,604     441,366     469,115
SAIF special assessment                188,359          --          --
Premises and occupancy                 179,617     179,654     199,048
Restructure expense                     68,293          --          --
FDIC insurance premium                  65,100      66,365      77,451
Outside data processing                 57,292      60,847      32,512
Professional fees                       40,165      17,942      16,679
Communications                          39,810      44,783      38,856
Amortization of intangibles             37,722      40,286      58,689
Advertising and promotion               32,961      35,661      36,573
Operating losses and settlements        25,212      22,553      14,674
Retirement of subordinated debt         21,406          --          --
Office supplies                         20,718      17,943      16,386
Postage                                 13,982      13,508      17,476
Insurance                               11,413      10,286      11,946
Real estate operations
  Net (gain) on sale of real estate    (15,619)    (21,709)     (6,437)
  Interest recognized on advances       (5,981)     (2,337)     (1,341)
  Provisions for losses                (12,775)      1,500      12,000
  Writedowns                             2,254          --          --
  Operating expenses                    32,847      28,151      27,632
                                    ----------  ----------  ----------
    Total real estate operations           726       5,605      31,854
Other                                   72,869      63,176      55,174
                                    ----------  ----------  ----------
                                    $1,314,249  $1,019,975  $1,076,433
                                    ==========  ==========  ==========

  Total noninterest expense for 1996, excluding the SAIF special assessment of $188.4 million and the restructuring expense of $68.3 million was $1.1 billion.

  The Company employed 13,028 persons at December 31, 1996, a number of which worked part-time. The full-time equivalent of employees at that date was 9,367. At December 31, 1995, the Company employed 14,393 persons and had 10,266 full-time equivalent employees.

  Total salaries and benefits were $438.6 million, $441.4 million and $469.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease from 1995 to 1996 of $2.8 million is due to reductions in pension expense offset by an increase in earnings on the company-owned life insurance. The decrease from 1994 to 1995 of $27.7 million was due to a workforce reduction of approximately 1,300 positions in 1995.

  On September 30, 1996, the President signed into law an omnibus spending bill which included provisions for the recapitalization of the SAIF through a one-time special assessment of approximately 65.7 cents per $100 of SAIF deposits held by savings associations as of March 31, 1995. GWB's special assessment of $188.4 million was reflected in the Bank's third quarter results.

  The Company's results of operations reflect a $68.3 million restructuring charge. The restructuring initiatives are designed to improve the Company's competitive position, accelerate expense reduction and enhance future revenue growth by streamlining operations, making efficient use of premises and modernizing GWFC's systems platform. The components of the restructuring charge involve severance and write-off of premises and equipment. The estimated cost savings for GWFC as a result of implementing the restructuring initiatives is $39.5 million and $41.5 million in 1997 and 1998, respectively.

  The Company's plans to streamline operations, reconfigure the retail branch network and improve information systems support and other back office functions will result in the reduction of approximately 1,200 employees and a charge to restructure expense of $17.0 million. As of December 31, 1996, 630 employee separations have occurred and the related severance expense of $4.6 million was applied against the 1996 restructure liability. Employee separations related to the restructuring are planned to be completed by the end of 1997.

  The Company's corporate headquarters campus was identified for consolidation to make optimum use of building space. As a result, three buildings at the corporate campus will be vacated freeing up 272,000 square feet to sublet to third party tenants. Additionally, seven retail branch and 109 loan offices were identified for closure or consolidation. The total effect of vacating these premises is $29.5 million. Premises identified under the restructuring initiatives are planned to be vacated by December, 1997.

  In order to meet GWFC's goal to modernize and replace its current systems platform, certain computer hardware and software equipment were considered obsolete or abandoned and written off. The upgrade and replacement of equipment will allow the Company to increase operational efficiency, improve processing capacity and establish a common user workstation environment. As of December 31, 1996, $18.4 million of equipment was written off and applied against the restructure liability. The balance of $3.4 million of equipment will be retired in 1997 and applied against the restructure liability.

  Following is a reconciliation of restructuring reserve activity during 1996:

                               1996                 BALANCE
                           RESTRUCTURING   1996   DECEMBER 31,
                              CHARGE     ACTIVITY     1996
                           ------------- -------- ------------
   (DOLLARS IN MILLIONS)
   Severance                  $ 17.0      $  4.6     $ 12.4
   Premises                     29.5          --       29.5
   Equipment                    21.8        18.4        3.4
                              ------      ------     ------
     Total                    $ 68.3      $ 23.0     $ 45.3
                              ======      ======     ======

  In 1996, professional fees increased to $40.2 million from $17.9 million in 1995 and $16.7 million in 1994. The $22.2 million increase in 1996 was primarily a result of an aggressive plan to increase income, improve strategies and operations and reduce costs. Outside legal fees increased $4.4 million in 1996 mainly as a result of the increased level of securities litigation.

  The net loss from real estate operations has decreased from $31.9 million in 1994 to $5.6 million in 1995 to $726,000 in 1996. The reversal of $13.5 million to the provision for losses in 1996 is a result of the reduction in non-performing real estate assets and improving prospects for the remainder of the portfolio.

  Included in other operating expenses for 1996 is an $8 million recovery for fraudulently over-billed marketing costs at Aristar which had occurred over a number of years.

  In the fourth quarter of 1996, the Company examined its businesses and began exploring several options for its mutual fund subsidiary, Sierra Capital Management Corporation, ranging from a joint venture partnership to a sale. Due to the announced merger between Washington Mutual and the Company, any transaction involving this or any other subsidiary is being reexamined, see
Item 1. Business "Merger Agreement with Washington Mutual, Inc.", "H. F. Ahmanson & Company's Merger Proposal" and "Litigation Relating to the Ahmanson Merger Proposal".

INCOME TAX

  The Company's effective tax rate was 37.9% in 1996 and 38.2% in 1995 and 1994.

  Under the Internal Revenue Code, GWB, as a qualified thrift institution, had been allowed to claim deductions for bad debts under the reserve method, which is more favorable than bad debt deduction methods allowed to claim by other taxpayers.

  Under provisions of the Small Business Job Protection Act of 1996, GWB lost the use of the bad debt reserve method beginning in 1996. Since the reserve balance at December 31, 1996 of $724.5 million arose prior to 1988, it is not currently subject to federal income tax and would not be if GWB were to convert to a commercial bank or otherwise lose its tax status as a qualified thrift institution. However, it will be subject to such tax upon certain occurrences (including its distribution to shareholders), none of which are currently contemplated.

                            BALANCE SHEET ANALYSIS

EARNING ASSETS

  The composition of earning assets for the five year period 1992 through 1996 is as follows:

                                                        DECEMBER 31
                           ---------------------------------------------------------------------
                               1996          1995          1994          1993          1992
                           ------------- ------------- ------------- ------------- -------------
                           AMOUNT    %   AMOUNT    %   AMOUNT    %   AMOUNT    %   AMOUNT    %
                           ------- ----- ------- ----- ------- ----- ------- ----- ------- -----
(DOLLARS IN MILLIONS)
Certificates of deposit,
 repurchase agreements
 and federal funds and
 securities available-
 for-sale*                 $ 1,517  3.71 $ 1,286  3.08 $ 1,027  2.60 $ 1,027  2.86 $   915  2.57
Mortgage-backed
 securities                  7,789 19.06   9,803 23.47   9,286 23.49   3,196  8.91   3,177  8.92
Loans
 Real estate
 Single-family
  residential               26,079 63.81  24,697 59.13  23,365 59.10  25,682 71.64  25,333 71.14
 Apartments                  1,490  3.64   1,615  3.87   1,712  4.33   1,814  5.06   1,939  5.45
 Commercial                  1,192  2.92   1,374  3.29   1,393  3.52   1,589  4.43   1,553  4.36
                           ------- ----- ------- ----- ------- ----- ------- ----- ------- -----
  Total real estate loans   28,761 70.37  27,686 66.29  26,470 66.95  29,085 81.13  28,825 80.95
Consumer Finance             2,186  5.35   2,136  5.11   1,999  5.06   1,831  5.11   1,723  4.84
Other loans                    240   .59     517  1.23     449  1.13     405  1.13     657  1.84
                           ------- ----- ------- ----- ------- ----- ------- ----- ------- -----
  Total loans               31,187 76.31  30,339 72.59  28,918 73.14  31,321 87.37  31,205 87.63
Investment in FHLB stock       378   .92     341   .82     306   .77     307   .86     314   .88
                           ------- ----- ------- ----- ------- ----- ------- ----- ------- -----
  Total earning assets     $40,871   100 $41,769   100 $39,537   100 $35,851   100 $35,611   100
                           ======= ===== ======= ===== ======= ===== ======= ===== ======= =====

--------
* Securities exclude $62 million of securities held by the Company's life insurance subsidiary at December 31, 1996, $63 million at December 31, 1995, $57 million at December 31, 1994, $59 million at December 31, 1993 and $59 million at December 31, 1992.

  Earning assets decreased $897 million from $41.8 billion in 1995 to $40.9 billion in 1996. The Company's investment in mortgage-backed securities decreased by $2 billion in 1996 and was offset by a $1.1 billion increase in real estate loans. Proceeds from payments and sales of mortgage-backed securities were invested into ARM ("Adjustable Rate Mortgages") SFR loans and other securities. The increase in single-family residential real estate loans is due to customer demand for adjustable rate mortgage lending rather than fixed-rate loans, which are sold shortly after origination.

Securities Available-For-Sale

  Securities available-for-sale are carried at fair value. Marketable securities available-for-sale at December 31, 1996 had both an amortized cost and a fair value of $1.3 billion. See Note 4 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data." In determining which security to invest in, the Company considers among other factors, relative rates, liquidity and credit quality. At December 31, 1996, there were no investment securities issued by a single issuer (excluding the U.S. Government and its agencies and corporations) that exceeded 10% of stockholders' equity.

Mortgage-Backed Securities

  Mortgage-backed securities consist largely of single-family residential loans swapped for mortgage-backed securities in 1994 and 1995 to provide collateral for borrowings. Underlying these securities are loans that were originated by Great Western Bank. Mortgage-backed securities totaled $7.8 billion at December 31, 1996 compared with $9.8 billion at December 31, 1995. Because the Company retained the credit risk on the loans underlying these securities, delinquent loans totaling $145.6 million and $73.2 million in 1996 and 1995, respectively, were repurchased.

  The composition of mortgage-backed securities for the five year period 1992 through 1996 is as follows:

                                             DECEMBER 31
                        ------------------------------------------------------
                           1996       1995       1994       1993       1992
                        ---------- ---------- ---------- ---------- ----------
                        AMOUNT  %  AMOUNT  %  AMOUNT  %  AMOUNT  %  AMOUNT  %
                        ------ --- ------ --- ------ --- ------ --- ------ ---
(DOLLARS IN MILLIONS)
Adjustable Rate
 COFI                   $6,073  78 $7,619  78 $6,712  72 $2,084  65 $1,969  62
 FCOFI                   1,335  17  1,565  16  1,752  19     --  --     --  --
 Other                      91   1     90   1     89   1     84   3     --  --
                        ------ --- ------ --- ------ --- ------ --- ------ ---
 Total adjustable rate
  mortgage-backed
  securities             7,499  96  9,274  95  8,553  92  2,168  68  1,969  62
                        ------ --- ------ --- ------ --- ------ --- ------ ---
Fixed-rate
 Long-term                 217   3    473   5    669   7    931  29  1,173  37
 Short-term                 73   1     56   *     64   1     97   3     35   1
                        ------ --- ------ --- ------ --- ------ --- ------ ---
 Total fixed-rate
  mortgage-backed
  securities               290   4    529   5    733   8  1,028  32  1,208  38
                        ------ --- ------ --- ------ --- ------ --- ------ ---
 Total mortgage-backed
  securities            $7,789 100 $9,803 100 $9,286 100 $3,196 100 $3,177 100
                        ====== === ====== === ====== === ====== === ====== ===

--------
*Less than one percent

  At December 31, 1996, approximately 78% of mortgage-backed securities in the portfolio were indexed to the Cost of Funds Index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("FHLB") Cost of Funds Index ("COFI"). The Company has also swapped products which are indexed to the Federal Cost of Funds Index ("FCOFI"). The FCOFI is a combination of the average interest rate on the combined marketable Treasury bills and the average interest rate on the combined marketable Treasury notes. At December 31, 1996, adjustable rate mortgage-backed securities comprised 96% of the mortgage-backed securities portfolio compared with 95% in 1995 and 92% in 1994.

  Mortgage-backed securities available-for-sale are carried at fair value. At December 31, 1996, mortgage-backed securities available-for-sale of $6.2 billion included $96.2 million of fixed-rate securities and $6.1 billion of adjustable rate securities.

Loans

  The composition of real estate, Consumer Finance and other loans for the five years 1992 through 1996 is as follows:

                                            DECEMBER 31
                              ---------------------------------------
                               1996    1995    1994    1993    1992
                              ------- ------- ------- ------- -------
      (DOLLARS IN MILLIONS)
      Real Estate             $28,761 $27,686 $26,470 $29,085 $28,825
      Consumer Finance          2,186   2,136   1,999   1,831   1,723
      Other loans                 240     517     449     405     657
                              ------- ------- ------- ------- -------
                              $31,187 $30,339 $28,918 $31,321 $31,205
                              ======= ======= ======= ======= =======

                                                DECEMBER 31
                        ------------------------------------------------------------
                          1996    %   1995    %   1994    %   1993    %   1992    %
                        -------- --- ------- --- ------- --- ------- --- ------- ---
(DOLLARS IN MILLIONS)
REAL ESTATE
 ARM
  COFI                  $ 20,803  72 $20,961  75 $19,901  75 $20,160  69 $20,353  71
  FCOFI                    2,005   7   2,429   9   1,986   8   4,324  15   4,776  17
  LAMA                     3,318  12   1,668   6      --  --      --  --      --  --
  Other                    1,816   6   1,618   6   3,551  13   3,151  11   2,168   7
                        -------- --- ------- --- ------- --- ------- --- ------- ---
   Total ARM loans        27,942  97  26,676  96  25,438  96  27,635  95  27,297  95
                        -------- --- ------- --- ------- --- ------- --- ------- ---
 Fixed-rate
  Long-term                  411   2     525   2     582   2     903   3   1,043   3
  Short-term                 408   1     485   2     450   2     547   2     485   2
                        -------- --- ------- --- ------- --- ------- --- ------- ---
   Total fixed-rate
    loans                    819   3   1,010   4   1,032   4   1,450   5   1,528   5
                        -------- --- ------- --- ------- --- ------- --- ------- ---
   Total real estate
    loans               $ 28,761 100 $27,686 100 $26,470 100 $29,085 100 $28,825 100
                        ======== === ======= === ======= === ======= === ======= ===
Single-family           $ 26,079  91 $24,697  89 $23,365  88 $25,682  88 $25,333  88
Apartments                 1,490   5   1,615   6   1,712   7   1,814   6   1,939   7
Commercial properties      1,192   4   1,374   5   1,393   5   1,589   6   1,553   5
                        -------- --- ------- --- ------- --- ------- --- ------- ---
                        $ 28,761 100 $27,686 100 $26,470 100 $29,085 100 $28,825 100
                        ======== === ======= === ======= === ======= === ======= ===
Number of real estate
 loans                   347,530     351,782     370,835     427,659     464,862
CONSUMER FINANCE        $  2,186 100 $ 2,136 100 $ 1,999 100 $ 1,831 100 $ 1,723 100
                        ======== === ======= === ======= === ======= === ======= ===
OTHER LOANS
  Lease financing       $     71  30 $    78  15 $   101  22 $   100  25 $   105  16
  Checking overdraft          62  26      37   7      26   6      28   6      19   3
  Savings account             52  22      56  11      60  13      69  17      72  11
  Student loans               21   9     327  63     239  53     180  44     165  25
  Mobile home loans           14   6      18   3      22   5      26   7      34   5
  Small business lines
   of credit                  13   5      --  --      --  --      --  --      --  --
  Bank cards                  --  --      --  --      --  --      --  --     256  39
  Other                        7   3       1  --       1  --       2  --       6   1
                        -------- --- ------- --- ------- --- ------- --- ------- ---
   Total Other Loans    $    240 100 $   517 100 $   449 100 $   405 100 $   657 100
                        ======== === ======= === ======= === ======= === ======= ===

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

  The ARM for single-family residential properties is the primary lending product held for investment. At December 31, 1996, ARMs comprised 97% of the real estate loan portfolio compared with 96% in the comparable period in 1995. At December 31, 1996, approximately 72% of real estate loans in the portfolio were indexed to COFI. The Company also originates ARM products which are indexed to one-year Treasury bills, the prime rate and FCOFI. In March 1995, the Company introduced a new product, the London Interbank Offered Rate ("LIBOR") Annual Monthly Average ("LAMA") ARM. The LAMA ARM is indexed to a 12 month average of the Federal National Mortgage Association ("FNMA") One Month LIBOR. The FCOFI and LAMA ARMs are similar to the COFI ARM product with respect to interest-rate caps and payment changes.

  Fixed-rate lending tends to increase during periods of relatively low interest rates. Such loans are originated primarily for sale. The Company sells loans forward into the secondary market and purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost. At December 31, 1996, there were no open hedge contracts in the pipeline due to the relatively low level of fixed-rate commitments.

  Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties, or to refinance existing loans in the normal course of business.

  As of December 31, 1996, net real estate loans available-for-sale, primarily fixed-rate loans, were $84.4 million compared to $159 million on December 31, 1995. Unrealized holding gains on real estate loans available-for-sale totaled $462,000 at December 31, 1996, compared to $1.4 million on December 31, 1995.

  The California real estate market requires continued review. There appear to be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

  On a regional basis, the economic factors affecting the single-family market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the median metropolitan area sales price of existing single-family homes in the San Jose area increased from the third quarter of 1995 to the third quarter of 1996 by 3%. During the same period, the median sales price for the Los Angeles area declined 3% while the median sales price for the San Diego area increased by approximately 1%.

  In the office space market, regional differences exist between Northern and Southern California. In the San Francisco area, the vacancy rate declined to 7% at December 31, 1996 from 8% a year earlier. In the Los Angeles area, the vacancy rate of the office space market was 18% at December 31, 1996 compared with 19% at December 31, 1995. In San Diego County, the vacancy rate was 13% at December 31, 1996 and 18% at December 31, 1995.

  In the industrial space market, Northern and Southern California vacancy rates have been more comparable. In the San Francisco area, the vacancy rate decreased to 8% at December 31, 1996, from 9% a year earlier. In the Los Angeles area, the vacancy rate of the industrial space market was 7% at December 31, 1996 and 8% at December 31, 1995. San Diego County's industrial space market had a vacancy rate of 5% at December 31, 1996 compared with 4% at December 31, 1995.

  The geographic distribution of the real estate loan portfolio and nonaccrual and restructured loans at December 31, 1996 follows:

                                                                           CONNECTICUT
                                                                          MASSACHUSETTS
                              CALIFORNIA              FLORIDA                NEW YORK
                        ---------------------- ---------------------- ----------------------
                                  RESTRUCTURED           RESTRUCTURED           RESTRUCTURED
                                      AND                    AND                    AND
                        PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL
                        --------- ------------ --------- ------------ --------- ------------
(DOLLARS IN MILLIONS)
Real estate loans
 Single-family
  residential            $15,891      $231      $1,899       $18       $ 1,855      $ 17
 Apartments                1,260        30          54        --            --        --
 Commercial
  Offices                    337        12          14        --            --        --
  Retail                     184         2          13        --            --        --
  Hotel/Motel                 98        14           5        --            --        --
  Industrial                 228        10          11        --            --        --
  Other                      116         1          10         1            --        --
                         -------      ----      ------       ---       -------      ----
   Total                 $18,114      $300      $2,006       $19       $ 1,855      $ 17
                         -------      ----      ------       ---       -------      ----
Percent of total loans      63.0%                  7.0%                    6.4%
Nonaccrual as a % of
 total by state                        1.7%                  0.9%                    0.9%
                                OREGON
                              WASHINGTON               OTHER                  TOTAL
                        ---------------------- ---------------------- ----------------------
                                  RESTRUCTURED           RESTRUCTURED           RESTRUCTURED
                                      AND                    AND                    AND
                        PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL
                        --------- ------------ --------- ------------ --------- ------------
(DOLLARS IN MILLIONS)
Real estate loans
 Single-family
  residential            $ 1,576      $  7      $4,858       $27       $26,079      $300
 Apartments                    7         1         169         7         1,490        38
 Commercial
  Offices                     16        --          15        --           382        12
  Retail                       4        --          10        --           211         2
  Hotel/Motel                 --        --          76        --           179        14
  Industrial                   1        --          25        --           265        10
  Other                        3        --          26         1           155         3
                         -------      ----      ------       ---       -------      ----
   Total                 $ 1,607      $  8      $5,179       $35       $28,761      $379
                         -------      ----      ------       ---       -------      ----
Percent of total loans       5.6%                 18.0%                    100%
Nonaccrual as a % of
 total by state                        0.5%                  0.7%                    1.3%

  A comparison of California real estate loans and nonaccrual real estate loans by region as of December 31, 1996 follows:

                                NORTHERN CALIFORNIA     CENTRAL CALIFORNIA
                               ---------------------- ----------------------
                                         RESTRUCTURED           RESTRUCTURED
                                             AND                    AND
                               PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL
                               --------- ------------ --------- ------------
(DOLLARS IN MILLIONS)
Real estate loans
 Single-family residential      $ 5,024      $ 52      $ 1,337      $ 12
 Apartments                         153         1          225         5
 Commercial
  Offices                            73         8           38        --
  Retail                             44         1           25        --
  Hotel/Motel                        34        --           19         2
  Industrial                         30         1           13         1
  Other                              37        --           17        --
                                -------      ----      -------      ----
   Total by region              $ 5,395      $ 63      $ 1,674      $ 20
                                -------      ----      -------      ----
% of total California loans        29.8%                   9.2%
Nonaccrual as a % of total by
 region                                       1.2%                   1.2%
                                SOUTHERN CALIFORNIA         CALIFORNIA
                               ---------------------- ----------------------
                                         RESTRUCTURED           RESTRUCTURED
                                             AND                    AND
                               PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL
                               --------- ------------ --------- ------------
(DOLLARS IN MILLIONS)
Real estate loans
 Single-family residential      $ 9,530      $167      $15,891      $231
 Apartments                         882        24        1,260        30
 Commercial
  Offices                           226         4          337        12
  Retail                            115         1          184         2
  Hotel/Motel                        45        12           98        14
  Industrial                        185         8          228        10
  Other                              62         1          116         1
                                -------      ----      -------      ----
   Total by region              $11,045      $217      $18,114      $300
                                -------      ----      -------      ----
Percent of total California
 loans                             61.0%                   100%
Nonaccrual as a % of total by
 region                                       2.0%                   1.7%

  The following table summarizes the Company's loan volume with real estate loan volume composition by security type, purpose and loan type for the five year period 1992 to 1996:

                                               YEAR ENDED DECEMBER 31
                          --------------------------------------------------------------------
                           1996    %     1995    %     1994    %     1993    %     1992    %
                          ------- ----  ------- ----  ------- ----  ------- ----  ------- ----
(DOLLARS IN MILLIONS)
LOAN VOLUME
Real estate loans         $ 6,146   72% $ 7,281   75% $ 7,921   77% $ 8,788   79% $ 9,216   81%
Consumer Finance            1,996   24    2,124   22    2,046   20    1,843   17    1,648   14
Other                         348    4      283    3      262    3      450    4      593    5
                          ------- ----  ------- ----  ------- ----  ------- ----  ------- ----
    Total new loan volume $ 8,490  100% $ 9,688  100% $10,229  100% $11,081  100% $11,457  100%
                          ======= ====  ======= ====  ======= ====  ======= ====  ======= ====
SECURITY TYPE
Single-family             $ 6,074   99  $ 7,162   98  $ 7,807   98  $ 8,623   98  $ 9,098   98
Apartments                     44    1       43    1       51    1       52    1       68    1
Commercial properties          28    *       76    1       63    1      113    1       50    1
                          ------- ----  ------- ----  ------- ----  ------- ----  ------- ----
                          $ 6,146  100% $ 7,281  100% $ 7,921  100% $ 8,788  100% $ 9,216  100%
                          ======= ====  ======= ====  ======= ====  ======= ====  ======= ====
PURPOSE
Purchase of property      $ 3,403   55  $ 4,546   63  $ 4,421   56  $ 3,152   36  $ 3,205   35
Refinance                   2,739   45    2,710   37    3,479   44    5,607   64    6,005   65
Construction                    4    *       25    *       21    *       29    *        6    *
                          ------- ----  ------- ----  ------- ----  ------- ----  ------- ----
                          $ 6,146  100% $ 7,281  100% $ 7,921  100% $ 8,788  100% $ 9,216  100%
                          ======= ====  ======= ====  ======= ====  ======= ====  ======= ====
LOAN TYPE
Long-term--essentially
 30-40 years
  ARM                     $ 4,769   78  $ 5,922   81  $ 6,868   87  $ 5,243   60  $ 4,734   51
  Fixed                       833   13      893   12      603    7    2,102   24    2,688   29
Short-term--essentially
 15 years or less
  ARM                         140    2      116    2      130    2      185    2      253    3
  Fixed                       404    7      350    5      320    4    1,258   14    1,541   17
                          ------- ----  ------- ----  ------- ----  ------- ----  ------- ----
                          $ 6,146  100% $ 7,281  100% $ 7,921  100% $ 8,788  100% $ 9,216  100%
                          ======= ====  ======= ====  ======= ====  ======= ====  ======= ====
Average new loan rate             6.58%         6.78%         5.89%         7.05%         8.25%
Average ARM differential          2.64%         2.62%         2.59%         2.47%         2.25%

--------
*Less than one percent

  The composition of Consumer Finance loans receivable at December 31, 1996 and 1995 was as follows:

                                        DECEMBER 31
                                       --------------
                                        1996    1995
                                       ------  ------
         (DOLLARS IN THOUSANDS)
         Real estate secured loans     $  994  $  892
         Installment loans              1,109   1,183
         Retail installment contracts     401     399
         Deferred fees                   (318)   (338)
                                       ------  ------
                                       $2,186  $2,136
                                       ======  ======

  Consumer finance loans have maximum terms of 360 months, while retail installment contracts have maximum terms of 60 months. The majority of loans provide for a fixed rate of interest over the contractual life of the loan.

Nonperforming Assets

  The following table summarizes nonaccrual and restructured loans and nonperforming real estate for the five year period 1992 to 1996:

                                              DECEMBER 31
                                      --------------------------------
                                      1996  1995  1994   1993    1992
                                      ----  ----  ----  ------  ------
(DOLLARS IN MILLIONS)
Nonaccrual loans
 Real estate
  Single-family residential           $285  $432  $490  $  521  $  782
  Apartments                            12    13    40      40      31
  Commercial                             8    14    12      43      37
                                      ----  ----  ----  ------  ------
   Total nonaccrual real estate loans  305   459   542     604     850
 Consumer Finance                       46    25    21      20      22
 Other                                   1     2     2       2       8
                                      ----  ----  ----  ------  ------
   Total nonaccrual loans              352   486   565     626     880
Restructured loans
  Single-family residential             15    13    19       1       0
  Apartments                            26    28    28      30      72
  Commercial                            33    67    78     182      89
                                      ----  ----  ----  ------  ------
   Total restructured loans             74   108   125     213     161
                                      ----  ----  ----  ------  ------
Nonaccrual and restructured loans      426   594   690     839   1,041
As a percentage of total loans        1.38% 1.99% 2.43%   2.74%   3.41%
Nonperforming real estate*             120   174   156     293     970
                                      ----  ----  ----  ------  ------
   Total nonperforming assets         $546  $768  $846  $1,132  $2,011
                                      ====  ====  ====  ======  ======
As a percentage of total assets       1.27% 1.72% 1.98%   2.90%   5.12%

--------
* In 1992, includes insubstance-foreclosed loans, the reporting of which has been subsequently discontinued.

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

  Certain loans (where the Company works with borrowers encountering economic difficulty) meet the criteria of, and are classified as, troubled debt restructurings ("TDRs") because of modification to loan terms. TDRs totaled $74.2 million at December 31, 1996 compared with $108.4 million at December 31, 1995.

  In addition to the ongoing monthly bulk sales of foreclosed properties, the Company disposed of $292.4 million of nonperforming loans and real estate in 1996. The loans and properties were primarily associated with loans made between 1989 and 1992.

Impaired Loans

  For information on the recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) and the reserve for estimated losses related to such loans. See Note 6 of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

  The impaired loan portfolio decreased from $268.4 million at December 31, 1995 to $210.1 million at December 31, 1996. The decrease was primarily the result of the bulk sale of $274.9 million on nonperforming loans. Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

  The Company's policy for recognizing income on impaired loans is to accrue earnings until a loan becomes nonaccrual, at which time the accrued earnings are reversed.

  A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses.

Delinquent Assets

  The Company continuously reviews the trends of loans and mortgage-backed securities with full credit risk. The following summarizes the three year trends in real estate loans, Consumer Finance and other loans and mortgage-backed securities which are over 30 to 90 days delinquent:

                                       DECEMBER 31
                                    -------------------
                                    1996   1995   1994
                                    -----  -----  -----
(DOLLARS IN MILLIONS)
REAL ESTATE LOANS
  Single-family residential
   Over 30 to 60 days delinquent    $ 263  $ 194  $ 159
   Over 60 to 90 days delinquent       99     87     86
  Other
   Over 30 to 60 days delinquent        9      9     24
   Over 60 to 90 days delinquent        8      6      7
                                    -----  -----  -----
    Total                           $ 379  $ 296  $ 276
                                    =====  =====  =====
    Percentage of related portfolio  1.32%  1.07%  1.04%
CONSUMER FINANCE LOANS
  Over 30 to 60 days delinquent     $  44  $  43  $  38
  Over 60 to 90 days delinquent        18     17     13
                                    -----  -----  -----
    Total                           $  62  $  60  $  51
                                    =====  =====  =====
    Percentage to related portfolio  2.84%  2.81%  2.55%
OTHER LOANS
  Over 30 to 60 days delinquent     $   2  $   5  $   2
  Over 60 to 90 days delinquent         1      3      2
                                    -----  -----  -----
    Total                           $   3  $   8  $   4
                                    =====  =====  =====
    Percentage to related portfolio  1.25%  1.55%   .89%
TOTAL LOANS
  Over 30 to 60 days delinquent     $ 318  $ 251  $ 223
  Over 60 to 90 days delinquent       126    113    108
                                    -----  -----  -----
    Total                           $ 444  $ 364  $ 331
                                    =====  =====  =====
    Percentage to related portfolio  1.42%  1.20%  1.14%
MORTGAGE-BACKED SECURITIES
  Over 30 to 60 days delinquent     $  47  $  25  $   9
  Over 60 to 90 days delinquent        17     11      4
                                    -----  -----  -----
    Total                           $  64  $  36  $  13
                                    =====  =====  =====
    Percentage to related portfolio   .82%   .37%   .14%

  The increase in over 30 to 60 day delinquencies at December 31, 1996 compared with December 31, 1995 is partially due to a change in collection processing as a result of the re-engineering of loan servicing and the related installation of a new loan servicing system in 1996. In addition, borrower performance continues to be weak on a portion of loans originated during the late 1980's and early 1990's.

Allowance for Loan and Lease Losses

  Summarized below are loan balances by type, their reserve for estimated losses and the percentage the reserve balance bears to the loan balance for the periods ended December 31, 1996 and 1995. The loan balances and percentage of reserves to the respective loan balances for December 1995 have been restated to exclude mortgage-backed securities with credit recourse for comparative purposes to conform to the 1996 presentation.

                                      1996                      1995
                            ------------------------- -------------------------
                              AMOUNT      ALLL    %     AMOUNT      ALLL    %
                            ----------- -------- ---- ----------- -------- ----
(DOLLARS IN THOUSANDS)
Real estate loans
  SFR                       $26,078,926 $147,908  .57 $24,696,485 $156,016  .63
  Commercial and other        2,682,082   90,867 3.39   2,989,420  145,149 4.86
                            ----------- -------- ---- ----------- -------- ----
    Total real estate loans  28,761,008  238,775  .83  27,685,905  301,165 1.09
Consumer Finance              2,185,903   70,045 3.20   2,136,022   55,568 2.60
Other Loans                     240,535    4,879 2.03     516,837    6,116 1.18
                            ----------- -------- ---- ----------- -------- ----
Total loans                 $31,187,446 $313,699 1.01 $30,338,764 $362,849 1.20
                            =========== ======== ==== =========== ======== ====

  At December 31, 1996, the ALLL was $313.7 million, or 1.01% of total loans, compared with $362.8 million, or 1.2% at December 31, 1995. The provision for loan losses was $209 million for the year ended December 31, 1996, up from $187.7 million in 1995 due to the one-time addition of $50 million attributable to the bulk sale of loans. Net charge-offs for single family residential real estate loans for 1996 were $195.5 million or .68% compared with $193.1 million or .63% for 1995.

  The Company has a process to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in its portfolio. The process provides an allowance consisting of two components, general and specific. The specific component reflects inherent losses resulting from an analysis of individual loans.

  Beginning in the third quarter of 1996, the Company stratified the SFR portfolio based on such items as borrower performance, current credit scores and estimated current loan to value ratios ("LTV"). The purpose of the stratification was to assist the Company in its quarterly assessment of the allowance for possible loan losses. In addition, the Company modified its practice for recording charge-offs associated with full credit risk mortgage-backed securities. Charge-offs related to credit risk on the Company's mortgage-backed securities held as investments are reflected as a writedown of the mortgage-backed security. Charge-offs related to loans and securities sold with recourse are reflected in the related liability account. In addition, the Company evaluated the current economic conditions, concentrations within the portfolio and other subjective factors in assessing the adequacy of its allowance for loan losses. The change in the allowance for SFR loans from $156 million at December 31, 1995, or .63% of the SFR portfolio to $147.9 million at December 31, 1996, or .57% reflects the Company's assessment of the SFR portfolio and the current economic conditions impacting the SFR portfolio.

  The allowance for commercial loans is developed through specific credit allocations applying historical loss experience and loan category based on asset quality for individual loans, including impaired loans subject to SFAS
114. The allowance for commercial real estate loans has decreased from $145.1 million at December 31, 1995, or 4.86% to $90.9 million at December 31, 1996, or 3.39%. The reserve for commercial real estate and apartment loans was reduced by a $40 million credit to the provision for loan and lease losses in 1996, primarily as a result of the Company's review of required levels for the allowance of this portfolio. The commercial real estate loan portfolio has continued to decrease as a result of a decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties or to refinance existing loans in the normal course of business. The quality of the commercial real estate loan portfolio continues to improve as a result of the recovery in the commercial real estate markets nationwide and particularly in California. There has been a substantial amount of liquidity that has returned to the real estate markets. This liquidity has contributed significantly to the Company's progress in reducing this portfolio. The Company expects this portfolio to continue to decline and improve in quality.

  The allowance for Consumer Finance loans is based upon a percentage of loans outstanding in relation to the loss experience within the loan categories generally stratified by delinquency. The allowance for Consumer Finance loans increased from $55.6 million at December 31, 1995, or 2.60% of the outstanding portfolio, to $70 million at December 31, 1996, or 3.20% of the outstanding portfolio, as a result of some deterioration in credit quality.

  The allowance for leases was $1 million at December 31, 1996, down from $3 million at December 31, 1995, or a decline of 67%. Provisions for losses on the leasing portfolio for 1996, included in other loan loss provisions, decreased as a result of the reversal of $1.8 million of excess reserves. Provisions for losses on the leasing portfolio for 1995 decreased as a result of the reversal of a $6 million reserve originally established for expected losses which did not materialize.

  The general component includes management's judgment of the amounts necessary for concentrations, economic uncertainties and other subjective factors. Although management has allocated the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

  The Company's determination of the level of the allowance and, correspondingly, the provision for loan and lease losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. The Company has an Internal Asset Review Committee ("IARC") that reports to the Board of Directors and continuously reviews loan quality. The Company also has internal staff regularly review the classification of commercial loans and also reports to the IARC. Such reviews also assist management in establishing the level of the allowance. The Bank is examined by its primary regulator, the OTS. These examinations generally occur annually and target various activities of the Bank, including specific segments of the loan portfolio. In addition to the Bank being examined by the OTS, Great Western Financial Corporation and the nonbank subsidiaries are also subject to OTS examination.

  The Company considers the allowance for loan and lease losses of $313.7 million adequate to cover losses inherent in the loan and lease portfolio at December 31, 1996. However, no assurance can be given that the Company will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan and lease portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the allowances for loan and lease losses. See Item 1, Business "Cautionary Statements."

  At December 31, 1996, the Company had $1.2 billion of loans sold with recourse and a contingent liability of $9.4 million. The Company considers the contingent liability for loans sold with recourse to be adequate to cover losses in this portfolio. All of the loans sold in 1996 were without recourse. The Company has not sold loans with recourse since February, 1995.

Real Estate

  Real estate available-for-sale or development was $160.8 million on December 31, 1996 compared to $238.9 million in 1995. The $78.1 million reduction was primarily the result of the bulk sale of real estate properties completed in 1996.

  Real estate available-for-sale or development is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. In 1996, the Company determined that its real estate portfolio was appropriately valued at market and therefore the associated general reserve of $13.5 million was reversed.

  The geographic distribution of real estate and nonperforming real estate at December 31, 1996 follows:

                                                                              CONNECTICUT
                                                                             MASSACHUSETTS
                              CALIFORNIA                FLORIDA                NEW YORK
                        ----------------------- ----------------------- -----------------------
                        PORTFOLIO NONPERFORMING PORTFOLIO NONPERFORMING PORTFOLIO NONPERFORMING
                        --------- ------------- --------- ------------- --------- -------------
(DOLLARS IN MILLIONS)
Real estate
 Single-family
  residential             $  75       $  75        $ 1         $ 1         $ 2         $ 2
 Apartments                   9           8          3           3          --          --
 Commercial
  Offices                     4           4         --          --          --          --
  Retail                     14          13          2           2          --          --
  Industrial                  3          --         --          --          --          --
  Property development       36          --         --          --          --          --
  Other                       7           7         --          --          --          --
                          -----       -----        ---         ---         ---         ---
   Total                  $ 148       $ 107        $ 6         $ 6         $ 2         $ 2
                          -----       -----        ---         ---         ---         ---
Percent of total real
 estate                    91.9%                   3.7%                    1.3%
Real estate as a % of
 total by state                        72.3%                   100%                    100%

                                OREGON
                              WASHINGTON                 OTHER                   TOTAL
                        ----------------------- ----------------------- -----------------------
                        PORTFOLIO NONPERFORMING PORTFOLIO NONPERFORMING PORTFOLIO NONPERFORMING
                        --------- ------------- --------- ------------- --------- -------------
(DOLLARS IN MILLIONS)
Real estate
 Single-family
  residential              $ 1         $ 1         $ 4         $ 4        $  83       $ 83
 Apartments                 --          --          --          --           12         11
 Commercial
  Offices                   --          --          --          --            4          4
  Retail                    --          --          --          --           16         15
  Industrial                --          --          --          --            3         --
  Property development      --          --          --          --           36         --
  Other                     --          --          --          --            7          7
                           ---         ---         ---         ---        -----       ----
   Total                   $ 1         $ 1         $ 4         $ 4        $ 161       $120
                           ---         ---         ---         ---        -----       ----
Percent of total real
 estate                     .6%                    2.5%                     100%
Real estate as a % of
 total by state                        100%                    100%                            74.5%

  A comparison of the California real estate portfolio and nonperforming real estate by region as of December 31, 1996 follows:

                                  NORTHERN CALIFORNIA      CENTRAL CALIFORNIA
                                ----------------------- -----------------------
                                PORTFOLIO NONPERFORMING PORTFOLIO NONPERFORMING
                                --------- ------------- --------- -------------
(DOLLARS IN MILLIONS)
Real estate
 Single-family residential        $  8        $  8        $  3        $  3
 Apartments                         --          --           4           4
 Commercial
  Offices                           --          --          --          --
  Retail                            --          --          --          --
  Industrial                        --          --          --          --
  Property development              11          --          12          --
  Other                              4           4          --          --
                                  ----        ----        ----        ----
   Total by region                $ 23        $ 12        $ 19        $  7
                                  ----        ----        ----        ----
Percentage of total California
 real estate                      15.5%                   12.8%
Nonperforming as a % of total
 by region                                    52.2%                   36.8%

                                  SOUTHERN CALIFORNIA         CALIFORNIA
                                ----------------------- -----------------------
                                PORTFOLIO NONPERFORMING PORTFOLIO NONPERFORMING
                                --------- ------------- --------- -------------
(DOLLARS IN MILLIONS)
Real estate
 Single-family residential        $ 64        $ 64        $ 75        $ 75
 Apartments                          5           4           9           8
 Commercial
  Offices                            4           4           4           4
  Retail                            14          13          14          13
  Industrial                         3          --           3          --
  Property development              13          --          36          --
  Other                              3           3           7           7
                                  ----        ----        ----        ----
   Total by region                $106        $ 88        $148        $107
                                  ----        ----        ----        ----
Percentage of total California
 real estate                      71.7%                    100%
Nonperforming as a % of total
 by region                                    83.0%                   72.3%

  In 1996, bulk sales of foreclosed single-family properties totaled $190 million compared with $230 million in 1995. Auction sales have also been utilized to accelerate the disposition of foreclosed properties.

INTEREST BEARING LIABILITIES

  Deposits by product for the five year period 1992 through 1996 is summarized in the tables below:

Deposits

                                                DECEMBER 31
                        -----------------------------------------------------------
                         1996    %   1995    %   1994    %   1993    %   1992    %
                        ------- --- ------- --- ------- --- ------- --- ------- ---
(DOLLARS IN MILLIONS)
BY PRODUCT
Checking accounts       $ 4,420  15 $ 4,365  15 $ 4,416  15 $ 4,341  14 $ 3,691  12
Money market and other
 savings                  6,633  23   6,594  22   7,439  26   8,845  28   8,802  28
Wholesale transaction       158   1     174   1     158   1     173   *     197   1
Public funds                 28  --     288   1     403   1     411   1     457   1
Brokered accounts            --  --      --  --       4   *       4   *      28  --
Tax-deferred accounts
Deferred compensation     1,197   4   1,361   5   1,372   5   1,349   5   2,974  10
IRA/Keogh                 2,570   9   2,766   9   2,712  10   2,894   9   2,825   9
Consumer term accounts   13,581  48  13,687  47  12,197  42  13,515  43  11,935  39
                        ------- --- ------- --- ------- --- ------- --- ------- ---
                        $28,587 100 $29,235 100 $28,701 100 $31,532 100 $30,909 100
                        ======= === ======= === ======= === ======= === ======= ===

--------
* Less than one percent

  The Company concentrates its retail deposit-gathering activity in two states: California and Florida. The total decrease in deposits reflects the competitive environment of banking institutions and the wide array of investment opportunities available to consumers.

Borrowings

  The following summarizes borrowings for the five year period 1992 through 1996:


                                                      DECEMBER 31
                          -----------------------------------------------------------------------
                              1996           1995           1994           1993          1992
                          -------------  -------------  -------------  ------------  ------------
                          AMOUNT    %    AMOUNT    %    AMOUNT    %    AMOUNT   %    AMOUNT   %
                          ------- -----  ------- -----  ------- -----  ------ -----  ------ -----
(DOLLARS IN MILLIONS)
Short-term borrowings
 from FHLB                $ 2,012 18.98  $   740  6.47  $    72  0.71% $  119  3.42% $  118  2.84%
Securities sold under
 agreements to
 repurchase                 4,198 39.60    6,868 60.00    6,299 62.26      --    --     717 17.27
Short-term borrowings       1,101 10.38    1,316 11.50    1,211 11.97     676 19.43     487 11.77
Long-term borrowings*       3,291 31.04    2,522 22.03    2,539 25.09   2,684 77.15   2,829 68.15
                          ------- -----  ------- -----  ------- -----  ------ -----  ------ -----
Total borrowings*         $10,602   100% $11,446   100% $10,121   100% $3,479   100% $4,151   100%
                          ------- -----  ------- -----  ------- -----  ------ -----  ------ -----
Average interest rate on
 borrowings at year end            6.03%          6.27%          6.42%         7.34%         7.60%

--------
* Includes $100 million of Company-obligated mandatorily redeemable preferred securities of the Company's subsidiary trust in 1995 and 1996.

  At December 31, 1996, short-term borrowings from FHLB of $2 billion increased by $1.3 billion over 1995. Other short-term borrowings at December 31, 1996 of $1.1 billion decreased by $215 million from 1995. At December 31, 1996, securities sold under agreements to repurchase of $4.2 billion, decreased by $2.7 billion from 1995. Long-term borrowings at December 31, 1996 of $3.3 billion (including $100 million of Company-obligated mandatorily redeemable preferred securities of the Company's subsidiary trust), increased by $769.8 million over 1995.

  The following summarizes borrowings by date of maturity as of December 31, 1996:

                                     LESS THAN  1-2     2-5    5-10   AFTER 10
                             TOTAL   ONE YEAR  YEARS   YEARS   YEARS   YEARS
                            -------  --------- ------  ------  -----  --------
(DOLLARS IN MILLIONS)
Short-term borrowings from
 FHLB                       $ 2,012   $2,012   $   --  $   --  $ --     $ --
Securities sold under
 agreements to repurchase     4,198    3,704      192     302    --       --
Short-term borrowings         1,101    1,101       --      --    --       --
Long-term borrowings from
 FHLB                           758       --      554     204    --       --
Senior debt*                  2,533      352      500   1,336   199      146
                            -------   ------   ------  ------  ----     ----
Total borrowings*            10,602    7,169    1,246   1,842   199      146
                            =======   ======   ======  ======  ====     ====
Average interest rate on
 borrowings by maturity        6.03%    5.60%    6.16%   7.11% 8.67%    8.92%

--------
* Includes $100 million of Company-obligated mandatorily redeemable preferred securities of the Company's subsidiary trust in 1995 and 1996.

  Total borrowings decreased $844 million from $11.4 billion at December 31, 1995 to $10.6 billion in 1996. The Company reduced its percentage of total borrowings from securities sold under agreements to repurchase by 20.4%, from 60% to 39.6%, and increased its short-term borrowings from the FHLB, as a percentage to total borrowings, to 19% and its long-term borrowings to 31%.

  Short-term borrowings from the FHLB increased from $72 million in 1994 to $740 million in 1995 to $2 billion in 1996. Borrowings from securities sold under agreements to repurchase decreased from $6.9 billion in 1995 to $4.2 billion in 1996 down from $6.3 billion in 1994. Short-term borrowings in 1996, other than from the FHLB, decreased $215 million while long-term borrowings increased $769 million.

                          ASSET LIABILITY MANAGEMENT

  The Company's principal ongoing objectives in managing its assets and liabilities are to maintain and increase the spread that exists between the return received on its interest-earning assets and the price paid on liabilities to fund such assets, to reduce the volatility caused by changes in interest rates, to ensure risk-taking is calculated and not excessive, and to provide sufficient liquidity at all times.

  The Company employs numerous strategies and strict policies to accomplish and maintain these objectives. As the Company's main earning assets are loans and mortgage-backed securities, it primarily makes or invests in ARM loans or securities. In so doing, it reduces the extreme volatility and loss in value that would result by owning low fixed-rate loans during a period of rapidly rising interest rates.

  Although it costs the Company during the "lag" that exists between the time loan rates rise and when loan rates are adjusted upwards, the Company benefits in the same measure from the lag when rates fall. Other financial risks exist in the Company's operation and balance sheet. These main risks, including basis, repricing, options, and yield curve twists, are more difficult to quantify and manage.

  The cost of funds for GWB, relative to COFI, FCOFI and LAMA is shown as follows:

                                                      GWB COST OF
                         GWB                        FUNDS LESS THAN
                       COST OF                      ------------------
                        FUNDS  COFI   FCOFI  LAMA   COFI  FCOFI  LAMA
                       ------- -----  -----  -----  ----  -----  -----
   December 31, 1996    4.416% 4.842% 5.940% 5.442% .426% 1.524% 1.026%
   September 30, 1996   4.468  4.834  5.991  5.512  .366  1.523  1.044
   June 30, 1996        4.396  4.809  5.935  5.636  .413  1.539  1.240
   March 31, 1996       4.463  4.874  5.957  5.766  .411  1.494  1.303
   December 31, 1995    4.658  5.059  6.152  5.940  .401  1.494  1.282
   December 31, 1994    4.019  4.589  5.971     --  .570  1.952     --

  To accomplish its objectives, the Company stabilizes its balance sheet primarily by matching various characteristics of the assets purchased with the liabilities incurred. It also sells the low margin fixed rate loans and ARMs it originates into the secondary market while retaining more profitable ARMs. When necessary, off-balance sheet instruments allow the Company to pursue marketing strategies consistent with customer needs while compensating for the risk these strategies create. The most frequently used instruments are various types of interest rate swaps, caps, floors, and futures.

  To protect against rate fluctuations for items before they are put on the balance sheet, items such as commitments to fund fixed-rate loans originated for sale, the Company from time to time uses off balance sheet instruments including interest rate forwards, caps, floors, and future contracts as asset/liability management tools. They are used to reduce the Company's exposure to interest rate fluctuations and provide more stable spreads between asset yields and the rates on their funding sources.

  To evaluate the Company's current interest-rate position, it is necessary to analyze the amount and proportionate share of each of its major earning assets, including each major type of short-term or long-term real estate loan, and the amount and proportionate share of each major category of short-term or long-term deposits and borrowings. The Company utilizes a variety of analytical tools including static gap, duration gap, risk point reports, net interest income simulation and market value of equity sensitivity analysis. The standard static gap report appears below.

  The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $2.3 billion, or 6.6% of earning assets at December 31, 1996 compared with $3.6 billion, or 8.7% total of earning assets at December 31, 1995. The Company is better protected against rising rates with an excess of interest earning assets maturing or repricing within one year.

                                         INTEREST/RATE SENSITIVITY
                                             DECEMBER 31, 1996
                            ----------------------------------------------------
                            WITHIN                          OVER           % OF
                            1 YEAR   1-5 YEARS 5-15 YEARS 15 YEARS  TOTAL  TOTAL
                            -------  --------- ---------- -------- ------- -----
(DOLLARS IN MILLIONS)
EARNING ASSETS
Certificates of deposit,
 repurchase agreements and
 federal funds
 and securities available-
 for-sale                   $ 1,517   $   --     $   --    $   --  $ 1,517    4%
Mortgage-backed securities    7,622       63         72        32    7,789   19
Loans
 Real estate
 Adjustable rate             25,578    2,364         --        --   27,942   68
 Fixed-rate
  Short-term                     26       13         30       339      408    1
  Long-term                      78       55        101       177      411    1
                            -------   ------     ------    ------  -------  ---
   Total real estate loans   25,682    2,432        131       516   28,761   70
 Consumer Finance               184    1,584        304       114    2,186    5
 Other loans                    178       57          1         4      240    1
                            -------   ------     ------    ------  -------  ---
   Total loans               26,044    4,073        436       634   31,187   76
Investment in FHLB stock         --       --         --       378      378    1
                            -------   ------     ------    ------  -------  ---
   Total earning assets      35,183    4,136        508     1,044   40,871  100
                            -------   ------     ------    ------  -------  ---
INTEREST BEARING
 LIABILITIES
Deposits
 Checking                     4,420       --         --        --    4,420   11
 Money market and other
  savings                     6,744       --         --        --    6,744   17
 Term accounts               14,843    2,393          1        --   17,237   44
 Wholesale                      186       --         --        --      186    1
                            -------   ------     ------    ------  -------  ---
   Total deposits            26,193    2,393          1        --   28,587   73
Borrowings
 Short-term borrowings
  from FHLB                   2,012       --         --        --    2,012    5
 Securities sold under
  agreement to repurchase     3,704      494         --        --    4,198   11
 Short-term borrowings        1,101       --         --        --    1,101    3
 Long-term borrowings            --    2,127      1,019        45    3,191    8
 Company-obligated
  mandatorily redeemable
  preferred securities of
  the Company's subsidiary
  trust                          --       --         --       100      100   --
 Impact of interest-rate
  swaps                        (109)     109         --        --       --   --
                            -------   ------     ------    ------  -------  ---
   Total borrowings           6,708    2,730      1,019       145   10,602   27
                            -------   ------     ------    ------  -------  ---
Total interest bearing
 liabilities                 32,901    5,123      1,020       145   39,189  100%
                            -------   ------     ------    ------  -------  ---
Excess of earning assets
 over interest bearing
 liabilities at
 December 31, 1996          $ 2,282   $ (987)    $ (512)   $  899  $ 1,682
                            =======   ======     ======    ======  =======

                             LIQUIDITY MANAGEMENT

  Liquidity refers to the capability of a company to fund its operations and meet its obligations and commitments on both a timely and cost-effective basis out of its cash flow.

  Customer deposits provide the Company with a sizeable source of stable low-cost funds. Customer deposits and stockholders' equity funded 72.6% and 72.3% of its average total assets in 1996 and 1995, respectively. The remaining funding is provided by a combination of wholesale short-term funding sources including reverse repurchase agreements and intermediate-term sources including senior debt.

  The Company's real estate loans totaled $28.8 billion at December 31, 1996. Of this amount, $552 million matures within one year and $2.9 billion matures within one to five years on a contractual basis.

  GWB, at December 31, 1996, had excess borrowing capacity at the FHLB of approximately $10 billion which includes a $200 million overnight federal funds line. Other sources of liquidity include extending maturities on short-term borrowings and the sale of assets.

  As presented in the Consolidated Condensed Statement of Cash Flows, the sources of liquidity vary between years. The primary sources of funds in 1996 were sales and principal payments on mortgage-backed securities and loans held for investment of $7.2 billion. New loans originated for investment required $6.9 billion in 1996. Operating activities provided $1.2 billion in 1996.

  The Bank maintains liquidity balances each period in excess of funding and legal requirements. Cash, certificates of deposit, repurchase agreements and federal funds and securities available for sale totaled $1.9 billion at December 31, 1996 and $1.9 billion at December 31, 1995. GWB had funds in excess of required liquidity levels. The amounts over those required for regulatory purposes will fluctuate between periods and are a source of short-term funding.

                           PARENT COMPANY LIQUIDITY

  GWFC, the parent company, derives substantially all of its cash income from dividends received from its subsidiaries. During 1996, it received cash dividends in the amount of $274.8 million. Of that amount, $151.3 million was received from GWB, $116.8 million was received from Aristar and $6.7 million from other subsidiaries.

  In July, 1996, GWFC renewed its July, 1994 $200 million syndicated multi-year credit facility with 21 banks. This is a revolving line of credit which is a contingent source of liquidity. This line is used to backup commercial paper for the Company's issuances. To date, there have been no borrowings under this agreement.

  Short-term liquidity can also be generated by the Company's ability to raise funds in a number of capital and money markets as well as by liquidating short-term investments.

                               CAPITAL ADEQUACY

  Capital (stockholders' equity) was $2.6 billion at December 31, 1996 and $2.8 billion at December 31, 1995. At the end of calendar year 1996, the ratio of capital to total assets was 6.1% compared with 6.3% a year ago.

  In September 1996, the Company called for the redemption of its $129 million, 8.75% Cumulative Convertible Preferred Stock. These shares were issued in May 1991. The holders had the option to redeem their shares or convert them into shares of the Company's common stock. In the third quarter, 2,561,642 depositary shares or 512,328 shares were converted to 6,278,421 shares of common stock with a conversion price of $20.40 per share while 19,058 depositary shares or 3,812 shares were redeemed for cash at $994,589 or $260.94 per share. In the second quarter of 1996, 6,800 depositary shares or 1,360 shares were converted to 16,666 shares of common stock at $340,000 or $20.40 per share.

  On July 23, 1996, the Board of Directors authorized the repurchase of up to
7.5 million shares of outstanding common stock, representing approximately 5% of the total number of shares outstanding as of June 30, 1996. On July 29, 1996, 6.5 million shares were repurchased at a weighted average price of $26.85 per share. By February 20, 1997, the remaining balance of 1.0 million shares had been repurchased at a weighted average price of $31.91 per share.

  On January 28, 1997, the Board of Directors authorized the repurchase of up to 5 million shares of outstanding common stock, representing approximately 3.6% of the total number of outstanding shares at December 31, 1996. As of February 28, 1997, there had been no repurchases under this program. On March 5, 1997 the Board of Directors voted to discontinue the repurchase program.

  GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. GWB's total risk-based capital was $2.7 billion, including eligible subordinated notes of $157.7 million at December 31, 1996 and $3.0 billion, including eligible subordinated notes of $373.5 million at December 31, 1995. The decrease in eligible subordinated notes is due primarily to partial early redemptions of two issues in the fourth quarter of 1996.

  The following ratios compare GWB with the capital requirements under regulations issued by the OTS:

                             DECEMBER 31, 1996          DECEMBER 31, 1995
                         -------------------------- --------------------------
                            ACTUAL    OTS BENCHMARK    ACTUAL    OTS BENCHMARK
                         ------------ ------------- ------------ -------------
                         AMOUNT   %   AMOUNT    %   AMOUNT   %   AMOUNT    %
                         ------ ----- ------ ------ ------ ----- ------ ------
(DOLLARS IN MILLIONS)
Leverage/tangible ratio  $2,327  5.85 $ 1,192  3.00 $2,366  5.66 $ 1,254  3.00
Tier 1 risk-based ratio   2,322  9.77     950  4.00  2,361  9.40   1,004  4.00
Total risk-based ratio    2,669 11.23   1,901  8.00  2,966 11.81   2,008  8.00

  The OTS previously proposed to amend its capital rule on the leverage ratio requirement to reflect amendments made by the Office of the Comptroller of the Currency ("OCC") to the capital requirements for national banks. The proposal would establish a 3% leverage ratio (defined as the ratio of core capital to adjusted total assets) for savings associations in the strongest financial and managerial condition. All other savings associations would be required to maintain leverage ratios of at least 4%. Only savings associations rated composite 1 under the OTS CAMELS rating system will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. For all other savings associations, the minimum core capital leverage ratio will be 3% plus an additional 100 to 200 basis points.

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

  The following table presents the debt ratings of the Company and GWB at December 31, 1996:

                                                             MOODY'S
                                                            INVESTORS
                                          STANDARD & POOR'S  SERVICE    FITCH
                                          ----------------- ---------- --------
                                            GWFC     GWB    GWFC  GWB  GWFC GWB
                                          -------- -------- ----- ---- ---- ---
Unsecured short-term debt                      A-2      A-2   P-2  P-1      F-1
Senior term debt                              BBB+       A-  Baa1   A2  A-    A
Subordinated term debt                                 BBB+         A3       A-
Company-obligated mandatorily redeemable
 preferred securities of the Company's
 subsidiary trust                             BBB-           Baa2      BBB
Preferred stock                               BBB-           Baa2      BBB

DIVIDENDS

  Quarterly cash dividends have been paid since 1977. At its April 1996 meeting, the Board of Directors increased the quarterly cash dividend from $.23 to $.25 per common share. The quarterly cash dividend of $.23 per common share had previously been paid at that level since the second quarter of 1992. The dividend increase in April was due to the Company's improved earnings outlook.

  The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar. In 1996, cash dividends received from GWB and Aristar totaled $151.3 million and $116.8 million, respectively.

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

  At January 1, 1997, GWB could declare dividends or make other capital distributions of approximately $384 million, without obtaining prior regulatory approval. Thereafter, the limitation in 1997 will increase by year-to-date net income less dividends paid to date.

               ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In 1996, the Company adopted disclosure requirements for stock-based compensation plans required by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company continues to apply Accounting Principles Board Opinion 25 ("APB 25") in measuring stock compensation but has provided the footnote disclosures required by SFAS 123. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data."

  The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") as of April 1, 1995. SFAS 122, an amendment to Statement of Financial Accounting Standards No. 65 ("SFAS 65"), "Accounting for Certain Mortgage Banking Activities," requires an entity that originates or purchases loans with the intent of selling or securitizing such loans to capitalize the mortgage servicing rights. The value of these servicing rights is based on the assumption that a normal servicing fee will be received for the estimated life of the loans.

  SFAS 122 also requires that all capitalized mortgage servicing rights be measured for impairment. Impairment is measured by stratifying the underlying loans based on one or more predominant risk characteristics, including interest rate, product type and geographic area. Impairment is recognized through a valuation allowance.

  In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles. The adoption of SFAS 121 did not have a material impact on the Company's financial statements. As a result of SFAS 121, real estate available for development is recorded at the lower of cost or fair value. Real estate available for development was previously recorded at the lower of cost or net realizable value.

                IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS 125"). The Statement provides consistent accounting and reporting standards for the (1) transfers and servicing of financial assets and (2) extinguishment of liabilities. The Company will adopt SFAS 125 effective January 1, 1997 and does not expect the adoption of SFAS 125 to have a material impact on its financial statements.

                               SUBSEQUENT EVENTS

  On January 27, 1997, Great Western Financial Trust II (the "subsidiary trust"), a wholly-owned subsidiary of Great Western Financial Corporation, issued $300 million of 8.206% Trust Originated Preferred Securities (the "preferred securities"). In connection with the subsidiary trust's issuance of the preferred securities, Great Western Financial Corporation issued to the subsidiary trust $309 million principal amount of its 8.206% subordinated deferrable interest notes, due 2027 (the "subordinated notes"). The sole assets of the subsidiary trust are and will be the subordinated notes. Great Western Financial Corporation's obligations under the subordinated notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary trust's obligations under the preferred securities.

  On February 3, 1997, the Company received preliminary approval in Federal Court of a $17.2 million settlement reached with plaintiffs in connection with the sale of uninsured investment products. Final approval of the settlement is set for April 14, 1997.

  Effective February 25, 1997, GWFC's Board of Directors approved a Broad Based Plan (the Plan) for eligible employees who are not covered by an existing severance plan and are not offered a comparable position by an acquiring company or whose employment is terminated within 12 months of a change in control, as defined by the Plan. The minimum pay will equate to six months with the maximum of 18 months obtainable under the Plan. As a result of the adoption of this Plan, the Company will record an increase to the restructuring liability in the first quarter of 1997 of approximately $10,000,000.

  On January 28, 1997, the Board of Directors authorized the repurchase of up to 5 million shares of outstanding common stock, representing approximately 3.6% of the total number of outstanding shares at December 31, 1996. As of February 28, 1997, there had been no repurchases under this program. On March 5, 1997 the Board of Directors voted to discontinue the repurchase program.

  On March 5, 1997, the Company entered into an Agreement and Plan of Merger with Washington Mutual, Inc. (Washington Mutual), and New American Capital, Inc., an indirect wholly-owned subsidiary of Washington Mutual. Washington Mutual is a regional financial services company headquartered in Seattle, Washington. With consolidated assets of $44.6 billion at December 31, 1996, this Washington corporation operates through its principal subsidiaries, Washington Mutual Bank, American Savings Bank, F.A., and Washington Mutual Bank fsb. Under the Agreement and Plan of Merger, the Company will merge with and into New American Capital, Inc. in a tax-free exchange, pursuant to which, among other things, each outstanding share of common stock of the Company will be converted into .9 shares of common stock of Washington Mutual. Based upon the closing price of Washington Mutual's common stock on March 5, 1997, stockholders of the Company would receive shares of Washington Mutual common stock with a value of $47.93 per share of common stock of the Company. This transaction has been approved by the boards of directors of both companies. It is anticipated that this transaction will be accounted for as a pooling of interests. The Company expects the merger to be completed during the third quarter of 1997, pending the receipt of regulatory approval from the OTS and the approval of the stockholders of both companies. For additional information on the proposed merger, see Item 1. Business "Merger Agreement with Washington Mutual, Inc.", "H. F. Ahmanson & Company's Merger Proposal" and "Litigation Relating to the Ahmanson Merger Proposal" in Part I of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Consolidated Statement of Operations for the three years ended December
 31, 1996, 1995 and 1994.................................................  52
Consolidated Statement of Financial Condition at December 31, 1996 and
 1995....................................................................  53
Consolidated Statement of Cash Flows for the three years ended December
 31, 1996, 1995 and 1994.................................................  54
Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1996, 1995 and 1994............................  56
Notes to Consolidated Financial Statements...............................  57
Report of Independent Accountants........................................ 105
Management's Commentary on Financial Statements.......................... 106
Quarterly Financial Data................................................. 107

                      GREAT WESTERN FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31
                                          ----------------------------------------
                                              1996          1995          1994
                                          ------------  ------------  ------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
INTEREST INCOME
 Securities available-for-sale            $     66,360  $     53,972  $     28,774
 Mortgage-backed securities                    638,424       752,524       276,112
 Loans
   Real estate                               2,066,854     1,985,346     1,913,602
   Consumer Finance                            370,314       364,161       342,329
   Other                                        44,472        38,430        35,953
                                          ------------  ------------  ------------
     Total loan interest income              2,481,640     2,387,937     2,291,884
 Other                                          47,507        44,278        32,948
                                          ------------  ------------  ------------
     Total interest income                   3,233,931     3,238,711     2,629,718
INTEREST EXPENSE
 Deposits                                    1,179,479     1,217,085       950,299
 Borrowings
   Short-term borrowings                       440,887       523,366       135,988
   Long-term borrowings                        235,548       196,131       221,161
                                          ------------  ------------  ------------
     Total interest expense                  1,855,914     1,936,582     1,307,448
                                          ------------  ------------  ------------
NET INTEREST INCOME                          1,378,017     1,302,129     1,322,270
Provision for loan and lease losses            208,971       187,700       207,200
                                          ------------  ------------  ------------
Net interest income after provision
 for loan and lease losses                   1,169,046     1,114,429     1,115,070
Noninterest Income
 Retail banking fees                           179,871       154,862       140,703
 Servicing fees                                 45,684        55,159        50,853
 Securities operations                          30,175        21,092        39,902
 Net insurance operations                       29,570        28,861        27,636
 Real estate fees                               29,105        24,208        29,385
 Net gain on sale of student loans              23,388           495         1,673
 Net gain on sale of mortgages                   8,562         8,824         5,339
 Gain on sale of mortgage-backed
  securities                                     8,790        13,585            --
 Write-downs of mortgage-backed
  securities                                   (17,906)           --            --
 Provision for mortgages sold with
  recourse                                      (7,300)           --            --
 Net gain on sale of securities                     --            --           398
 Loss on affordable housing investment          (4,052)       (7,611)           --
 Gain on sale of leases                            811        14,909         1,507
 Gain on sale of branches                           --            --        62,337
 Other                                           5,127        13,284         8,164
                                          ------------  ------------  ------------
     Total noninterest income                  331,825       327,668       367,897
Noninterest Expense
 Salaries and benefits                         438,604       441,366       469,115
 SAIF special assessment                       188,359            --            --
 Premises and occupancy                        179,617       179,654       199,048
 Restructure expense                            68,293            --            --
 FDIC insurance premium                         65,100        66,365        77,451
 Outside data processing                        57,292        60,847        32,512
 Professional fees                              40,165        17,942        16,679
 Communications                                 39,810        44,783        38,856
 Amortization of intangibles                    37,722        40,286        58,689
 Advertising and promotion                      32,961        35,661        36,573
 Operating losses and settlements               25,212        22,553        14,674
 Retirement of subordinated debt                21,406            --            --
 Office supplies                                20,718        17,943        16,386
 Postage                                        13,982        13,508        17,476
 Insurance                                      11,413        10,286        11,946
 Net real estate operations                        726         5,605        31,854
 Other                                          72,869        63,176        55,174
                                          ------------  ------------  ------------
     Total noninterest expense               1,314,249     1,019,975     1,076,433
                                          ------------  ------------  ------------
EARNINGS BEFORE TAXES                          186,622       422,122       406,534
Income tax expense                              70,800       161,100       155,300
                                          ------------  ------------  ------------
NET EARNINGS                              $    115,822  $    261,022  $    251,234
                                          ============  ============  ============
Average common shares outstanding
 Without dilution                          138,505,046   137,111,074   133,769,724
 Fully diluted                             139,250,206   137,951,442   133,769,724
Earnings per share based on average
 common shares outstanding
 Primary                                  $        .69  $       1.72  $       1.69
 Fully diluted                                     .69          1.71          1.69
Cash dividends per common share                    .98           .92           .92

                 See Notes to Consolidated Financial Statements

                      GREAT WESTERN FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                           DECEMBER 31
                                                     ------------------------
                                                        1996         1995
                                                     -----------  -----------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
ASSETS
Cash                                                 $   534,192  $   837,292
Certificates of deposit, repurchase agreements and
 federal funds                                           300,100      257,125
Securities available-for-sale                          1,279,283    1,092,459
Mortgage-backed securities held-to-maturity (fair
 value $1,622,573 and $1,941,918)                      1,618,709    1,886,736
Mortgage-backed securities available-for-sale          6,169,842    7,916,705
                                                     -----------  -----------
                                                       7,788,551    9,803,441
Loans receivable, net of allowance for loan and
 lease losses                                         30,717,320   29,401,644
Loans available-for-sale                                 105,872      485,705
                                                     -----------  -----------
  Net loans                                           30,823,192   29,887,349
Investment in FHLB                                       377,946      341,102
Real estate available-for-sale or development, net       159,997      217,112
Interest receivable                                      245,539      298,640
Premises and equipment, net                              552,422      604,672
Intangibles arising from acquisitions                    285,991      323,713
Other assets                                             527,359      923,859
                                                     -----------  -----------
    Total assets                                     $42,874,572  $44,586,764
                                                     ===========  ===========
LIABILITIES
Deposits                                             $28,586,773  $29,234,928
Short-term borrowings from FHLB                        2,011,733      740,080
Securities sold under agreements to repurchase         4,197,666    6,868,296
Short-term borrowings                                  1,101,506    1,316,413
Long-term borrowings                                   3,190,908    2,420,845
Accrued interest payable                                 172,324      104,607
Taxes on income, principally deferred                    226,075      378,381
Other liabilities and accrued expenses                   692,387      600,738
                                                     -----------  -----------
    Total liabilities                                 40,179,372   41,664,288
                                                     -----------  -----------
Company-obligated manditorily redeemable preferred
 securities of the Company's subsidiary trust,
 holding solely $103,092,800 aggregate principal
 amount of 8.25% subordinated deferrable interest
 notes, due 2025, of the Company                         100,000      100,000
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share;
 Authorized 10,000,000 shares; Cumulative
 Convertible issued none and 517,500; Cumulative
 issued 660,000 and 660,000                              165,000      294,375
Common stock, par value $1.00 per share; Authorized
 200,000,000 shares; Issued 137,875,955 and
 137,279,331                                             137,876      137,279
Additional paid-in-capital                               680,428      713,889
Retained earnings-substantially restricted             1,535,264    1,572,782
Unearned compensation                                       (327)      (4,282)
Securities valuation allowance                            76,959      108,433
                                                     -----------  -----------
Total stockholders' equity                             2,595,200    2,822,476
                                                     -----------  -----------
Total liabilities and stockholders' equity           $42,874,572  $44,586,764
                                                     ===========  ===========

                 See Notes to Consolidated Financial Statements

                      GREAT WESTERN FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31
                                          ------------------------------------
                                             1996         1995         1994
                                          -----------  -----------  ----------
(DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings                              $   115,822  $   261,022  $  251,234
Noncash adjustments to net earnings:
  Provisions for loan and lease losses        208,971      187,700     207,200
  Net decrease (increase) in interest
   receivable                                  53,101      (67,715)    (15,970)
  Net increase in interest payable             67,717            6      29,829
  Depreciation and amortization                87,350       74,245      88,439
  Amortization of intangibles                  37,722       40,286      58,689
  Retirement of subordinated debt              21,406           --          --
  Writedowns of mortgage-backed
   securities                                  17,906           --          --
  Writedowns of real estate available-
   for-sale                                     2,254           --          --
  Net gain on sale of securities                   --           --        (398)
  Gain on sale of branches                         --           --     (62,337)
  (Gain) loss on sale of mortgage-backed
   securities                                     925       (8,926)         --
  Gain on sale of leases                         (811)     (14,909)     (1,507)
  Provisions for real estate losses           (12,775)       1,500      12,000
  Gain on sale of real estate                 (15,619)     (21,709)     (6,437)
  (Gain) loss on sale of loans
   available-for-sale                         (16,413)         597       1,414
  Capitalized interest                        (55,625)     (61,746)     (8,431)
  Income taxes                               (136,828)      72,445      65,441
  Other                                       438,870     (235,960)   (166,977)
Sales and repayments of loans available-
 for-sale                                   1,616,630    1,189,955   1,203,636
Originations and purchases of loans
 available-for-sale                        (1,191,263)  (1,234,399)   (894,870)
                                          -----------  -----------  ----------
Net cash provided by operating
 activities                                 1,239,340      182,392     760,955
                                          -----------  -----------  ----------
FINANCING ACTIVITIES
(Decrease) increase in deposits              (648,155)     533,981  (1,849,091)
Disposition of deposits, net                       --           --    (981,525)
Proceeds from issuance of long-term
 borrowings                                 1,098,577      199,906   1,174,643
Repayments of long-term borrowings           (349,920)    (290,205) (1,366,357)
Net change in securities sold under
 agreements to repurchase                  (2,670,630)     569,241   6,299,055
Net change in short-term borrowings from
 FHLB                                       1,271,653      740,080          --
Net change in short-term borrowings          (214,907)     105,952     533,978
Other financing activity
  Common stock repurchased                   (176,732)          --          --
  Common stock issued                          24,452       60,195      29,842
  Redemption of preferred stock                  (998)          --          --
  Payment of cash dividends on common
   stock                                     (133,045)    (124,673)   (122,524)
  Payment of cash dividends on preferred
   stock                                      (20,295)     (25,015)    (25,015)
                                          -----------  -----------  ----------
Net cash (used in) provided by financing
 activities                                (1,820,000)   1,769,462   3,693,006
                                          -----------  -----------  ----------

                 See Notes to Consolidated Financial Statements

                                                YEAR ENDED DECEMBER 31
                                          -------------------------------------
                                             1996         1995         1994
                                          -----------  -----------  -----------
(DOLLARS IN THOUSANDS)
INVESTING ACTIVITIES
Securities available-for-sale
  Proceeds from sales and maturities      $ 2,080,781  $ 1,436,303  $ 1,147,471
  Purchases of securities available-for-
   sale                                    (2,272,801)  (1,585,030)  (1,218,586)
Mortgage-backed securities available-
 for-sale
  Proceeds from sales and repayments        1,851,496    1,712,178      829,416
  Purchases of mortgage-backed
   securities                                 (39,669)          --   (1,539,349)
Real estate loans
  Payments received on loans                2,970,406    2,240,941    3,202,021
  Proceeds from sale of loans                 292,472           --       55,243
  Loans originated for investment          (4,655,316)  (5,816,535)  (6,506,744)
  Repurchases                                 (44,118)    (116,547)    (547,674)
Consumer Finance and other loans
  Loans originated for investment          (2,229,945)  (2,284,775)  (2,168,029)
  Proceeds from sale of loans                   2,430       34,997        6,438
  Dispositions (acquisitions), net                 --           --        2,094
  Payments received on loans                2,104,004    2,097,401    1,966,211
Other investing activity
  Purchases and sales of premises and
   equipment, net                             (36,856)     (86,094)     (82,559)
  Proceeds from sale of real estate           376,325      390,807      468,304
  Acquisition and disposition of retail
   banking assets, net                             --           --       74,159
  Net change in investment in FHLB            (36,844)     (35,061)       1,311
  Other                                       (41,830)       5,413       29,171
                                          -----------  -----------  -----------
Net cash provided by (used in) investing
 activities                                   320,535   (2,006,002)  (4,281,102)
                                          -----------  -----------  -----------
Net (decrease) increase in cash and cash
 equivalents                                 (260,125)     (54,148)     172,859
Cash and cash equivalents at beginning
 of period                                  1,094,417    1,148,565      975,706
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 period                                   $   834,292  $ 1,094,417  $ 1,148,565
                                          ===========  ===========  ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for
  Interest on deposits                    $ 1,147,510  $ 1,214,881  $   951,140
  Interest on borrowings                      656,164      721,695      326,479
  Income taxes                                157,952       86,338      111,656
Noncash financing activities
  Conversion of preferred stock to
   common stock                               128,377           --           --
Noncash investing activities
  Loans transferred to real estate
   available-for-sale                         418,398      420,973      504,585
  Loans originated to finance the sale
   of real estate available-for-sale           76,320       86,366       92,586
  Loans originated to refinance existing
   loans                                      337,396      266,135      567,119
  Loans exchanged for mortgage-backed
   securities                                      --    1,997,585    5,502,401

                 See Notes to Consolidated Financial Statements

                      GREAT WESTERN FINANCIAL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 YEAR ENDED DECEMBER 31
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
(DOLLARS IN THOUSANDS)
PREFERRED STOCK
  Balance, beginning of period              $  294,375  $  294,375  $  294,375
  Preferred stock redeemed                        (953)         --          --
  Preferred stock converted to common stock   (128,422)         --          --
                                            ----------  ----------  ----------
  Balance, end of period                       165,000     294,375     294,375
                                            ----------  ----------  ----------
COMMON STOCK
  Balance, beginning of period                 137,279     134,316     132,616
  Common stock converted from preferred
   stock                                         6,295          --          --
  Common stock issued upon exercise of
   options                                       1,047         704         282
  Common stock issued under dividend
   reinvestment plan                               102       2,283       1,418
  Common stock acquired                           (340)         --          --
  Restricted stock awards granted, net of
   cancellations                                    (7)        (24)         --
  Common stock repurchased under repurchase
   plan                                         (6,500)         --          --
                                            ----------  ----------  ----------
  Balance, end of period                       137,876     137,279     134,316
                                            ----------  ----------  ----------
ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of period                 713,889     656,644     627,717
  Common stock converted from preferred
   stock                                       122,082          --          --
  Common stock issued upon exercise of
   options                                      20,858      12,341       4,576
  Common stock issued under dividend
   reinvestment plan                             2,445      44,867      23,566
  Common stock acquired                         (8,491)         --          --
  Restricted stock awards granted, net of
   cancellations                                  (123)       (350)         --
  Tax benefit of restricted stock awards            --         387         785
  Common stock repurchased under repurchase
   plan                                       (170,232)         --          --
                                            ----------  ----------  ----------
  Balance, end of period                       680,428     713,889     656,644
                                            ----------  ----------  ----------
RETAINED EARNINGS
  Balance, beginning of period               1,572,782   1,461,448   1,357,753
  Net earnings                                 115,822     261,022     251,234
  Preferred stock dividends                    (20,295)    (25,015)    (25,015)
  Common stock dividends                      (133,045)   (124,673)   (122,524)
                                            ----------  ----------  ----------
  Balance, end of period                     1,535,264   1,572,782   1,461,448
                                            ----------  ----------  ----------
UNEARNED COMPENSATION
  Balance, beginning of period                  (4,282)     (7,913)    (11,711)
  Amortization of restricted stock               3,934       3,257       3,798
  Restricted stock awards granted, net of
   cancellations                                    21         374          --
                                            ----------  ----------  ----------
  Balance, end of period                          (327)     (4,282)     (7,913)
                                            ----------  ----------  ----------
SECURITIES VALUATION ALLOWANCE
  Balance, beginning of period                 108,433     (55,084)     22,651
  Change in unrealized net gain (loss), net
   of taxes                                    (31,474)    163,517     (77,735)
                                            ----------  ----------  ----------
  Balance, end of period                        76,959     108,433     (55,084)
                                            ----------  ----------  ----------
    Total stockholders' equity              $2,595,200  $2,822,476  $2,483,786
                                            ==========  ==========  ==========

                 See Notes to Consolidated Financial Statements

                      GREAT WESTERN FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: STATEMENT OF ACCOUNTING POLICIES

PRINCIPLES OF ACCOUNTING AND CONSOLIDATION

  The accounts of Great Western Financial Corporation and its wholly-owned subsidiaries, Great Western Bank, Aristar, a consumer finance holding company, and companies operating in related fields, are included in the accompanying consolidated financial statements and are referred to collectively as the Company. Significant intercompany items have been eliminated. Certain prior-year amounts have been reclassified to conform with the 1996 presentation.

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In 1996, the Company adopted disclosure requirements for stock-based compensation plans required by SFAS 123. SFAS 123 allows for two methods of valuing stock based compensation. The first method allows for the continuing application of APB 25 in measuring stock compensation, while complying with the disclosure requirements of SFAS 123. The second method uses an option pricing model to value stock compensation and record as such within the financial statements. The Company will comply with the former and continue to apply APB 25 while complying with SFAS 123 disclosure requirements. See Note 19.

  The Company adopted SFAS 122 as of April 1, 1995. SFAS 122 requires an entity that originates or purchases loans with the intent of selling or securitizing such loans to capitalize the mortgage servicing rights. SFAS 122 also requires that all capitalized mortgage servicing rights be measured for impairment.

  In 1995, the Company adopted SFAS 121 which establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles.

  The adoption of these accounting standards did not materially affect comparability of the financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS 125"). The Statement provides consistent accounting and reporting standards for the (1) transfers and servicing of financial assets and (2) extinguishment of liabilities.

  Beginning in 1997, SFAS 125 supersedes Statement of Financial Accounting Standard No. 76, "Extinguishment of Debt," ("SFAS 76"), Statement of Financial Accounting Standards No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse," ("SFAS 77"), SFAS 122, and several Technical Bulletins and amends Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and both amends and extends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" ("SFAS 65"). The Company will adopt SFAS 125 effective January 1, 1997 and does not expect the adoption of SFAS 125 to have a material impact on its financial statements.

                      GREAT WESTERN FINANCIAL CORPORATION

FAIR VALUE DISCLOSURE

  Quoted market prices are used, where available, to estimate the fair value of financial instruments. Because no quoted market prices exist for a significant portion of the Company's financial instruments, fair value is estimated using comparable market prices for similar instruments or using management's estimates of discounted cash flows for the underlying asset or liability. A change in management's assumptions could significantly affect these estimates and, accordingly, fair value is not necessarily indicative of the value which would be realized upon disposition of the financial instruments.

CASH AND CASH EQUIVALENTS

  For the Consolidated Statement of Cash Flows, cash and cash equivalents include cash, certificates of deposit, federal funds and repurchase agreements. Certificates of deposit, federal funds and repurchase agreements purchased with an original maturity of three months or less are considered to be cash equivalents. Cash includes cash on hand and cash in banks.

SECURITIES AVAILABLE-FOR-SALE

  Securities available-for-sale, which are securities that may be sold prior to maturity, are carried at fair value with any valuation adjustments reported in a separate component of stockholders' equity, net of deferred income taxes. The estimated fair value of investments is based on current quotations where available. Where current quotations are not available, the estimated fair value is based primarily on the present value of the future cash flows, adjusted for the quality rating of the securities, prepayment assumptions and other factors.

MORTGAGE-BACKED SECURITIES

  The Company's mortgage-backed securities ("MBS") portfolio consists of real estate loan receivables originated by the Bank and subsequently securitized primarily through the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association. Loans are also securitized for sale directly in the public market. The Company purchases, for investment and liquidity purposes, FNMA and FHLMC securities, Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"). In 1994 and 1995, the Company swapped single-family residential ARMs for mortgage-backed securities to provide collateral for borrowings. These securities are subject to full credit recourse and the swaps can be unwound at the option of the Company. Certain ARMs swapped in 1994 and 1995, REMICs and GWB-originated pass-through certificates are held-to-maturity based on management's positive intent and ability to hold these securities until maturity and are recorded at amortized cost as adjusted for permanent impairment. All other mortgage-backed securities are available-for-sale and recorded at fair value with any valuation adjustments reported in a separate component of stockholders' equity, net of deferred income taxes. Fair value is generally determined on the aggregate method giving effect to servicing rights and estimated losses from credit recourse. Discounts or premiums on mortgage-backed securities recorded at cost are amortized using the interest method. Gains and losses on mortgage-backed securities are calculated on the specific identification method.

LOANS

 Real Estate Loans

  The Company's real estate loan portfolio consists primarily of long-term loans secured by first trust deeds on single-family residences, other residential property, commercial property and land. The ARM is the Bank's primary loan investment. Real estate loans available-for-sale, primarily fixed rate, are valued at the lower of cost or fair value.

                      GREAT WESTERN FINANCIAL CORPORATION

  Fees are charged for originating loans at the time the loan is granted. Loan origination fees, partially offset by the deferral of certain expenses associated with such loans originated, are amortized to interest income over the life of the loan using the interest method. ARMs with a lower rate during the introductory period (usually three months) will reflect the amortization of a substantial portion of the net deferred fee as a yield adjustment during the introductory period. Amortization is discontinued for nonperforming loans and loans available-for-sale and is realized upon the ultimate disposition of the assets.

  Loan fee income represents income from the prepayment of loans, delinquent payments or miscellaneous loan services and is recorded when collected.

  Interest receivable represents, for the most part, the current month's interest which will be included as a part of the borrower's next monthly loan payment. Interest receivable is accrued only if deemed collectible. Loan payments generally are deemed to be in nonaccrual status when they become more than 90 days past due. When a loan is designated as nonaccrual, previously accrued interest is reversed.

  Below-market-rate loans are made to facilitate the sale of certain foreclosed real estate. These transactions reduce the gain on sale and provide a loan discount which is amortized on the interest method resulting in a market yield on the new loan.

 Consumer Finance Loans

  The Company makes direct consumer installment loans and purchases retail installment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes. Loan fees and directly related lending costs are deferred and amortized using the interest method over the contractual life of the related loans.

 Allowance for Loan and Lease Losses

  The Company continually evaluates numerous factors in estimating the amount of the allowance for loan and lease losses. Specific factors, unique to individual loans, such as borrower performance, credit scores and loan to value ratio are considered, as well as general factors, including general economic conditions, prior loan loss experience and composition of the loan portfolio. The Company also maintains an ongoing examination process to periodically evaluate the allowance, as do its regulators.

  Loans made by consumer finance subsidiaries are also reviewed on a systematic basis. In evaluating the adequacy of the allowance, consideration is given to recent loan loss experience and such other factors which, in management's judgment, deserve current recognition in estimating losses. Non-real estate secured accounts are charged off based on the number of days contractually delinquent (180 days for substantially all loans).

  The Company's determination of the level of the allowance for loan and lease losses rests upon various judgments and assumptions, including general economic conditions, loan and lease portfolio composition, prior loan and lease loss experience, evaluation of credit risk related to certain individual borrowers and the Company's ongoing examination process and that of its regulators. The Company considers the allowance for loan and lease losses adequate to cover losses inherent in loans and leases.

                      GREAT WESTERN FINANCIAL CORPORATION

MORTGAGE BANKING ACTIVITIES

  Real estate loans are originated principally for investment. Since the Company is primarily an ARM portfolio lender for its own investment, most other products are originated and available-for-sale.

  As of December 31, 1996 the following loans were designated as available-for-sale and were carried at the lower of cost or fair value:

    1. Single-family, fixed-rate product in the portfolio originated subsequent to January 1, 1989.

    2. Single-family, adjustable rate product designated as available-for-sale.

    3. Loans other than single-family which have been designated at the date of origination.

  The Company sells loans or participating interests in loans to generate servicing income, to limit interest-rate risk and to provide funds for additional investment. Under the servicing agreements, the Company continues to service the loans and the investor is paid its share of principal collections together with interest at an agreed upon rate, which generally differs from the loan's contractual interest rate. Such difference results in a "loan servicing spread". Gains or losses on sales of loans are recognized at the time of sale and are generally determined by: 1) the difference between the net sales proceeds and the book value of the loans sold; 2) recognition of deferred loan fees; 3) an adjustment, if necessary, to increase or decrease the loan servicing spread in order to provide for normal servicing; and 4) the capitalization of mortgage servicing rights.

REAL ESTATE AVAILABLE-FOR-SALE OR DEVELOPMENT

  Real estate available-for-sale or development comprises both purchased and foreclosed properties. Foreclosed properties are carried at cost at acquisition, which is the lower of the net loan value on the property or the fair value of the property, less estimated costs to sell, at the date of foreclosure. Thereafter, specific valuation allowances have been established for changes in the fair value of real estate. Acquisition costs are generally expensed when incurred. Certain costs which represent a structural change or significant refurbishment which enhances the value of property are capitalized. Other real estate available-for-sale is carried at the lower of cost or fair value. Property development projects, carried at the lower of cost or fair value, are accounted for on the equity method. Gains on the sale of real estate financed by the Company are recognized giving consideration to down payment and other investment criteria. Losses are recognized when identified.

PREMISES AND EQUIPMENT

  Premises and equipment are carried at cost less accumulated depreciation and amortization. The Company capitalizes expenditures for improvements and major refurbishments and charges ordinary maintenance and repairs to earnings as incurred. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 30 years for buildings, 4 to 10 years for furniture, fixtures and equipment, 3 to 7 years for software and the lesser of the lease term or useful life of the property for leasehold improvements.

INTANGIBLES ARISING FROM ACQUISITIONS

  Because of the earnings power or other identifiable values of certain purchased companies or businesses, the Company paid amounts in excess of identifiable fair value for businesses, core deposits and tangible assets acquired. Generally, such amounts are being amortized by systematic charges to income (primarily for periods from six to 25 years) over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated average remaining life of the existing deposit base assumed. The Company periodically reviews intangibles to assess recoverability and impairment is recognized in operations if permanent loss of value occurs.

                      GREAT WESTERN FINANCIAL CORPORATION

DEPOSITS

  Deposits comprise primarily the Bank's checking, money market and other savings, term and wholesale accounts. Deposits vary as to terms, with the major differences being minimum balance required, maturity, interest rates and the provisions for payment of interest. The Bank's customer accounts are insured by the FDIC, through either the BIF or the SAIF for up to an aggregate amount of $100,000 per customer.

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

FEDERAL AND STATE INCOME TAXES

  Taxes are provided on substantially all income and expense items included in earnings, regardless of the period in which such items are recognized for tax purposes. Tax benefits are recognized for general loss reserve additions.

  Taxes on income are determined by using the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, consideration is given to expected future events other than enactments of changes in the tax law or rates.

EARNINGS PER COMMON SHARE

  Income for the calculation of primary earnings per common share is based on net income less preferred stock dividend requirements. Fully diluted earnings per common share give effect to the dilutive effect of stock options and assume the conversion of convertible securities into common stock at the later of the beginning of the year or the date of issuance (unless antidilutive).

DERIVATIVE FINANCIAL INSTRUMENTS

  The Company uses interest rate derivative financial instruments (forward sales contracts and swaps) primarily to hedge mismatches in the rate maturity of deposits and short-term borrowings and their uses of funds. Amounts payable or receivable for swaps are accrued with the passage of time, the effect of which is included in interest expense reported on the liability hedged; fees on these financial contracts are amortized over their contractual life as a component of the interest reported on the liability hedged.

                      GREAT WESTERN FINANCIAL CORPORATION

NOTE 2: ACQUISITIONS, DISPOSITIONS AND RESTRUCTURING

  In December 1994, GWB completed the sale of $1 billion of deposits and 31 branches in West Florida to First Union National Bank. The deposits were sold for a net pretax gain of $62,300,000, which included the write-off of intangibles related to the sold branches of $10,000,000 and other sale related expenses of $2,200,000.

  In October 1994, GWB purchased the deposits of six branches located in San Diego County from Citibank, F.S.A., totaling $52,000,000. The deposits were acquired for a premium of $1,000,000.

  Intangibles arising from acquisitions as shown on the Consolidated Statement of Financial Condition consisted of the following:

                                   DECEMBER 31
                          -------------------------------
                            1996       1995       1994
                          ---------  ---------  ---------
(DOLLARS IN THOUSANDS)
Balance at acquisition    $ 575,603  $ 575,603  $ 575,603
Accumulated amortization   (289,612)  (251,890)  (211,604)
                          ---------  ---------  ---------
                          $ 285,991  $ 323,713  $ 363,999
                          =========  =========  =========

  The results of operations in 1996 reflect a $68,300,000 restructuring charge. The restructuring initiatives are designed to improve the Company's competitive position, accelerate expense reduction and enhance future revenue growth by streamlining operations, making efficient use of premises and modernizing the Company's systems platform. The components of the restructuring charge involve severance and write-off of premises and equipment.

  The Company's plans to streamline operations, reconfigure the retail branch network and improve information systems support and other back office functions will result in the reduction of approximately 1,200 employees and a charge to restructure expense of $17,000,000. As of December 31, 1996, 630 employee separations have occurred and the related severance expense of $4,600,000 was applied against the 1996 restructure liability. Employee separations related to the restructuring are planned to be completed by the end of 1997.

  The Company's corporate headquarters campus was identified for consolidation to make optimum use of building space. As a result, three buildings at the corporate campus will be vacated freeing up 272,000 square feet to sublet to third party tenants. Additionally, seven retail branch and 109 loan offices were identified for closure or consolidation. The total effect of vacating these premises is $29,500,000. Premises identified under the restructuring initiatives are planned to be vacated by December, 1997.

  In order to meet the Company's goal to modernize and replace its current systems platform, certain computer hardware and software equipment were considered obsolete or abandoned and written off. The upgrade and replacement of equipment will allow the Company to increase operational efficiency, improve processing capacity and establish a common user workstation environment. As of December 31, 1996, $18,400,000 of equipment was written off and applied against the restructure liability. The balance of $3,400,000 of equipment will be retired in 1997 and applied against the restructure liability.

                      GREAT WESTERN FINANCIAL CORPORATION

  Following is a reconciliation of restructuring reserve activity during 1996:

                               1996                 BALANCE
                           RESTRUCTURING   1996   DECEMBER 31,
                              CHARGE     ACTIVITY     1996
                           ------------- -------- ------------
   (DOLLARS IN MILLIONS)
   Severance                  $ 17.0      $  4.6     $ 12.4
   Premises                     29.5          --       29.5
   Equipment                    21.8        18.4        3.4
                              ------      ------     ------
     Total                    $ 68.3      $ 23.0     $ 45.3
                              ======      ======     ======

NOTE 3: CASH, CERTIFICATES OF DEPOSIT, REPURCHASE AGREEMENTS AND FEDERAL FUNDS

  An analysis of cash, certificates of deposit, repurchase agreements and federal funds at December 31, 1996, 1995, 1994, 1993 and 1992 follows:

                           RATE AT                    DECEMBER 31
                         DECEMBER 31, --------------------------------------------
                             1996       1996     1995     1994     1993     1992
                         ------------ -------- -------- -------- -------- --------
(DOLLARS IN THOUSANDS)
Cash                           --     $534,192 $837,292 $983,440 $758,581 $686,028
                                      ======== ======== ======== ======== ========
Repurchase agreements        6.37%     250,000  257,000  115,000  210,000  345,000
Federal Funds                5.44       50,000       --   50,000       --       --
Certificates of Deposit      5.10          100      125      125    7,125    5,349
                                      -------- -------- -------- -------- --------
  Total                               $300,100 $257,125 $165,125 $217,125 $350,349
                                      ======== ======== ======== ======== ========

  The Company purchases securities under agreements to resell ("repurchase agreements") having terms of up to 90 days; however, they are typically overnight investments. The Company generally takes possession of collateral supporting securities sold under agreements to resell. Repurchase agreements outstanding at December 31, 1996, 1995 and 1994 were:

                                             DECEMBER 31,
                             ----------------------------------------------
                                  1996            1995            1994
                             --------------  --------------  --------------
                              AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD
(DOLLARS IN THOUSANDS)       -------- -----  -------- -----  -------- -----
Morgan Stanley and Company,
 Inc.                        $150,000 7.00%  $125,000 5.88%  $     --   --%
J. P. Morgan                   50,000 5.42         --   --     65,000 6.08
Merrill Lynch Government
 Securities, Inc.              50,000 5.43         --   --         --   --
Smith Barney, Inc.                 --   --     50,000 5.87         --   --
Goldman Sachs and Company          --   --     37,000 5.76         --   --
CS First Boston Corporation        --   --     25,000 5.67     50,000 5.78
CS First Boston Corporation        --   --     20,000 5.57         --   --
                             --------        --------        --------
                             $250,000        $257,000        $115,000
                             ========        ========        ========

  The repurchase agreements were collateralized by federal agency securities with market values at least two percent above the face amounts of the repurchase agreements. The highest month-end balances outstanding were $375,000,000 in 1996, $337,000,000 in 1995 and $350,000,000 in 1994. The
average balances outstanding were $275,769,000 at a rate of 6.14% in 1996, $236,308,000 at a rate of 6.65% in 1995 and $207,308,000 at 5.16% in 1994.

                      GREAT WESTERN FINANCIAL CORPORATION

  GWB is required to maintain certain minimum reserve balances with the FRB. Included in cash were deposits at the FRB of $126,802,000 at December 31, 1996, $152,893,000 at December 31, 1995 and $328,809,000 at December 31, 1994.

NOTE 4: SECURITIES

  An analysis of securities available-for-sale by type, maturity (fair value) and maturity (amortized cost) and weighted average yield at December 31, 1996, 1995, 1994, 1993, and 1992 follows:

                          RATE AT                       DECEMBER 31
                        DECEMBER 31, ----------------------------------------------------
                            1996        1996        1995       1994      1993      1992
                        ------------ ----------  ----------  --------  --------  --------
(DOLLARS IN THOUSANDS)
Type (Fair value)
  U.S. government
   securities               5.88%    $   10,525  $   10,874  $  9,828  $335,625  $  3,902
  Federal agency
   securities               6.26        595,258     605,794   514,579    41,565    49,550
  Corporate debt
   securities               5.97        638,854     445,314   364,254   432,780   459,870
  Other securities          5.99         34,646      30,477    28,434    61,104   119,349
                                     ----------  ----------  --------  --------  --------
    Total                            $1,279,283  $1,092,459  $917,095  $871,074  $632,671
                                     ==========  ==========  ========  ========  ========
Yield to maturity on
 interest-earning
 securities at year
 end, excluding
 insurance subsidiary                      6.10%       6.34%     6.33%     5.02%     6.35%

                                         1-LESS         5-LESS        10 YEARS
                        LESS THAN         THAN           THAN           AND
                        ONE YEAR        5 YEARS        10 YEARS        AFTER           TOTAL
                        ---------       --------       --------       --------       ----------
(DOLLARS IN THOUSANDS)
Maturity (Fair Value)
 U.S. government
  securities            $  1,145  6.35% $  5,927 5.81% $ 3,453  5.87% $   --    -- % $   10,525 5.88%
 Federal agency
  securities             257,377  6.47   329,733 6.09    6,072  6.84    2,076  7.02     595,258 6.26
 Corporate debt
  securities             321,382  5.67   237,068 6.01   61,759  7.21   18,645  6.34     638,854 5.97
 Other securities         17,982  5.51     8,077 6.18    5,032  6.60    3,555  7.10      34,646 5.99
                        --------  ----  -------- ----  -------  ----  -------  ----  ---------- ----
                        $597,886  6.01% $580,805 6.05% $76,316  7.08% $24,276  6.51% $1,279,283 6.10%
                        ========  ====  ======== ====  =======  ====  =======  ====  ========== ====
Maturity (Amortized
 Cost)
 U.S. government
  securities            $  1,139        $  5,949       $ 3,435        $   --         $   10,523
 Federal agency
  securities             256,745         328,722         6,050          2,076           593,593
 Corporate debt
  securities             321,308         236,598        60,947         18,567           637,420
 Other securities         18,106           8,063         4,879          3,555            34,603
                        --------        --------       -------        -------        ----------
                        $597,298        $579,332       $75,311        $24,198        $1,276,139
                        ========        ========       =======        =======        ==========

                      GREAT WESTERN FINANCIAL CORPORATION

                                                    GROSS
                            WEIGHTED              UNREALIZED
                            AVERAGE  AMORTIZED  --------------    FAIR
                             YIELD      COST    GAINS  LOSSES    VALUE
                            -------- ---------- ------ ------- ----------
                                          DECEMBER 31, 1996
                            ---------------------------------------------
(DOLLARS IN THOUSANDS)
U.S. government securities    5.88%  $   10,523 $   38 $    36 $   10,525
Federal agency securities     6.26      593,593  1,923     258    595,258
Corporate debt securities     5.97      637,420  2,203     769    638,854
Other securities              5.99       34,603    175     132     34,646
                              ----   ---------- ------ ------- ----------
                              6.10%  $1,276,139 $4,339 $ 1,195 $1,279,283
                              ====   ========== ====== ======= ==========
                                          DECEMBER 31, 1995
                            ---------------------------------------------
U.S. government securities    5.55%  $   10,810 $   84 $    20 $   10,874
Federal agency securities     6.43      599,940  6,237     383    605,794
Corporate debt securities     6.19      442,943  2,564     193    445,314
Other securities              6.10       30,425    170     118     30,477
                              ----   ---------- ------ ------- ----------
                              6.32%  $1,084,118 $9,055 $   714 $1,092,459
                              ====   ========== ====== ======= ==========
                                          DECEMBER 31, 1994
                            ---------------------------------------------
U.S. government securities    6.89%  $   10,580 $    3 $   755 $    9,828
Federal agency securities     6.40      523,211     59   8,691    514,579
Corporate debt securities     6.44      372,013    267   8,026    364,254
Other securities              5.67       29,587     50   1,203     28,434
                              ----   ---------- ------ ------- ----------
                              6.40%  $  935,391 $  379 $18,675 $  917,095
                              ====   ========== ====== ======= ==========

  The Company purchases only investment grade or higher rated securities. In order to determine impairment, these ratings are reviewed quarterly.

  At December 31, 1996, 1995 and 1994, there were no securities held-to-maturity.

  Realized gains and losses on the available-for-sale portfolio are calculated on the specific identification method. Realized gains and losses on sales of securities were $457,000 and $59,000, respectively, in 1994. There were no sales of securities available-for-sale in 1996 or 1995.

  The unrealized net gains (losses) on securities available-for-sale, net of income taxes (securities valuation allowance), included as a component of stockholders' equity, were as follows:

                                                  YEAR ENDED DECEMBER 31
                                                 --------------------------
                                                  1996     1995      1994
                                                 -------  -------  --------
(DOLLARS IN MILLIONS)
Balance at beginning of period                   $ 4,952  $(9,235) $  4,262
Change in unrealized net gains (losses), net of
 taxes                                            (2,929)  14,187   (13,497)
                                                 -------  -------  --------
Balance at end of period                         $ 2,023  $ 4,952  $ (9,235)
                                                 =======  =======  ========

                      GREAT WESTERN FINANCIAL CORPORATION

NOTE 5: MORTGAGE-BACKED SECURITIES

  Mortgage-backed securities held-to-maturity consisted of the following:

                                                 GROSS
                        WEIGHTED               UNREALIZED
                        AVERAGE  AMORTIZED  ----------------    FAIR
                         YIELD      COST     GAINS   LOSSES    VALUE
                        -------- ---------- ------- -------- ----------
                                       DECEMBER 31, 1996
                        -----------------------------------------------
(DOLLARS IN THOUSANDS)
FNMA                      7.97%  $   34,971 $   176 $    167 $   34,980
FHLMC                     8.10    1,469,488  20,257    7,566  1,482,179
Other                     5.78      114,250      23    8,859    105,414
                          ----   ---------- ------- -------- ----------
                          7.93%  $1,618,709 $20,456 $ 16,592 $1,622,573
                          ====   ========== ======= ======== ==========
                                       DECEMBER 31, 1995
                        -----------------------------------------------
FNMA                      9.87%  $   39,967 $ 5,427 $     -- $   45,394
FHLMC                     8.50    1,735,016  56,765       --  1,791,781
Other                     5.91      111,753      38    7,048    104,743
                          ----   ---------- ------- -------- ----------
                          8.38%  $1,886,736 $62,230 $  7,048 $1,941,918
                          ====   ========== ======= ======== ==========
                                       DECEMBER 31, 1994
                        -----------------------------------------------
FNMA                      6.57%  $2,385,128 $    -- $ 38,640 $2,346,488
FHLMC                     6.79    3,288,789      --   50,101  3,238,688
REMIC                     5.24      387,126       3   12,535    374,594
Other                     5.80      274,061      --   22,100    251,961
                          ----   ---------- ------- -------- ----------
                          6.57%  $6,335,104 $     3 $123,376 $6,211,731
                          ====   ========== ======= ======== ==========

  Prior to July, 1996 the Company recorded impairment on mortgage-backed securities through charge-offs to the allowance for loan and lease losses. Subsequent to July, impairment is recorded as a charge to earnings. There were charges to the allowance for loan and lease losses of $12,800,000 for the first six months of 1996, $11,000,000 for the year ended December 31, 1995, and $1,000,000 for the year ended December 31, 1994.

  For the second half of 1996, $17,906,000 was recorded to reflect impairment in the mortgage-backed securities portfolio.

                      GREAT WESTERN FINANCIAL CORPORATION

  Mortgage-backed securities available-for-sale consisted of the following:

                                                 GROSS
                        WEIGHTED               UNREALIZED
                        AVERAGE  AMORTIZED  ----------------    FAIR
                         YIELD      COST     GAINS   LOSSES    VALUE
                        -------- ---------- -------- ------- ----------
                                       DECEMBER 31, 1996
                        -----------------------------------------------
(DOLLARS IN THOUSANDS)
FNMA                      6.75%  $2,297,611 $ 51,812 $ 2,846 $2,346,577
FHLMC                     6.81    3,297,051   94,183  17,569  3,373,665
REMIC                     5.26       33,546       --     286     33,260
RTC                       6.57      159,461       --   1,688    157,773
Other                     6.75      263,728       --   5,161    258,567
                          ----   ---------- -------- ------- ----------
                          6.77%  $6,051,397 $145,995 $27,550 $6,169,842
                          ====   ========== ======== ======= ==========
                                       DECEMBER 31, 1995
                        -----------------------------------------------
FNMA                      7.33%  $2,585,802 $ 66,326 $    -- $2,652,128
FHLMC                     7.11    4,356,331  112,203      --  4,468,534
REMIC                     4.96      226,305       10   1,366    224,949
RTC                       6.72      228,180       --   5,387    222,793
Other                     6.66      352,217      290   4,206    348,301
                          ----   ---------- -------- ------- ----------
                          7.09%  $7,748,835 $178,829 $10,959 $7,916,705
                          ====   ========== ======== ======= ==========
                                       DECEMBER 31, 1994
                        -----------------------------------------------
FNMA                      6.02%  $1,055,152 $    416 $19,125 $1,036,443
FHLMC                     6.83    1,379,856      114  40,991  1,338,979
RTC                       6.62      186,028       --   7,743    178,285
Other                     6.66      390,750       --   9,954    380,796
                          ----   ---------- -------- ------- ----------
                          6.51%  $3,011,786 $    530 $77,813 $2,934,503
                          ====   ========== ======== ======= ==========

  Proceeds from the sales of mortgage-backed securities were $555,719,000 in 1996 and $507,018,000 in 1995. There were no mortgage-backed securities sold in 1994. Net realized gains on the sale of mortgage-backed securities were $8,790,000 in 1996 and $13,585,000 in 1995. There were no realized losses on the sale of mortgage-backed securities in 1996 and 1995.

                      GREAT WESTERN FINANCIAL CORPORATION

  The unrealized net gains (losses) on mortgage-backed securities, net of income taxes (securities valuation allowance), included as a component of stockholders' equity, were as follows:

                                                   YEAR ENDED DECEMBER 31
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
   (DOLLARS IN MILLIONS)
   Balance at beginning of period                $103,481  $(45,849) $ 18,389
   Change in unrealized net gains (losses), net
    of taxes                                      (28,545)  149,330   (64,238)
                                                 --------  --------  --------
   Balance at end of period                      $ 74,936  $103,481  $(45,849)
                                                 ========  ========  ========

  The contractual maturities of mortgage-backed securities as of December 31, 1996 follow:

                                 DECEMBER 31, 1996
                              -----------------------
                              ADJUSTABLE FIXED
                                 RATE    RATE  TOTAL
                              ---------- ----- ------
   (DOLLARS IN MILLIONS)
   One year or less             $  109   $ 86  $  195
   Over one to two years           116     30     146
   Over two to three years         124     21     145
   Over three to five years        265     35     300
   Over five to ten years          796     80     876
   Over ten to fifteen years     1,065     29   1,094
   Over fifteen years            5,024      9   5,033
                                ------   ----  ------
                                $7,499   $290  $7,789
                                ======   ====  ======

  At December 31, 1995, certain mortgage-backed securities were reclassified in accordance with the guide to implementing SFAS 115 issued by the FASB. The following table presents the effect of the reclassification:

                                                                   UNREALIZED
                                      HELD-TO- AVAILABLE-        GAINS/(LOSSES)
                                      MATURITY  FOR-SALE  TOTAL   NET OF TAXES
                                      -------- ---------- ------ --------------
   (DOLLARS IN MILLIONS)
   Balance prior to reclassification   $7,563    $2,097   $9,660      $ 24
   Reclassified from held-to-
    maturity to available-for-sale     (5,920)    5,920       --        --
   Reclassified from available-for-
    sale to held-to-maturity              244      (244)      --        --
   Unrealized gains                        --       143      143       143
   Tax effect of unrealized gains          --        --       --       (59)
                                       ------    ------   ------      ----
   Balance at December 31, 1995        $1,887    $7,916   $9,803      $108
                                       ======    ======   ======      ====

                      GREAT WESTERN FINANCIAL CORPORATION

NOTE 6: LOANS

  The composition of real estate and Consumer Finance and other loans for the five years 1992 through 1996 is included in the table on page 31.

  The following comprised loans receivable:

                                                DECEMBER 31
                                          ------------------------
                                             1996         1995
                                          -----------  -----------
   (DOLLARS IN THOUSANDS)
   Loans receivable
     Real estate
       Held-for-investment                $28,675,327  $27,525,966
       Available-for-sale                      85,681      159,939
     Consumer Finance                       2,185,903    2,136,022
     Other loans
       Held-for-investment                    219,044      189,442
       Available-for-sale                      21,491      327,395
                                          -----------  -----------
                                           31,187,446   30,338,764
                                          -----------  -----------
     Loans in process                          10,371         (487)
     Unearned income                          (60,926)     (88,079)
     Allowance for loan and lease losses     (313,699)    (362,849)
                                          -----------  -----------
                                             (364,254)    (451,415)
                                          -----------  -----------
                                          $30,823,192  $29,887,349
                                          ===========  ===========

  The contractual maturities of loans as of December 31, 1996 follow:

                                        DECEMBER 31, 1996
                           --------------------------------------------
                             REAL ESTATE LOANS
                           ---------------------
                                   FIXED         CONSUMER        TOTAL
                             ARM   RATE   TOTAL  FINANCE  OTHER  LOANS
                           ------- ----- ------- -------- ----- -------
(DOLLARS IN MILLIONS)
One year or less           $   520 $ 32  $   552  $  723  $144  $ 1,419
Over one to two years          767   44      811     587     8    1,406
Over two to three years        714   39      753     418     6    1,177
Over three to five years     1,168  148    1,316     165     5    1,486
Over five to ten years       3,608  285    3,893     200    19    4,112
Over ten to fifteen years    4,560   93    4,653      91    58    4,802
Over fifteen years          16,605  178   16,783       2    --   16,785
                           ------- ----  -------  ------  ----  -------
  Total                    $27,942 $819  $28,761  $2,186  $240  $31,187
                           ======= ====  =======  ======  ====  =======

  In accordance with SFAS 114, a loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on the fair value of the loan's collateral. A change in the fair value of an impaired loan is reported as an increase or reduction to the provision for loan losses. Charge-offs occur upon modification of the loan terms or in the event of foreclosure. The Company's policy for recognizing income on impaired loans is to accrue earnings unless a loan is in foreclosure or becomes nonperforming, at which time the accrued earnings are reversed. Cash receipts for impaired loans are allocated to principal and interest in accordance with the contractual terms of the loan.

                      GREAT WESTERN FINANCIAL CORPORATION

  The recorded investment in loans for which impairment has been recognized and the related reserves for estimated losses follows:

                                           IMPAIRED LOANS
                   ---------------------------------------------------------------
                     HAVING                              HAVING
                    RELATED   RESERVES FOR  NET WITH   NO RELATED
                    RESERVES   ESTIMATED    RESERVES  RESERVES FOR NET OF RESERVES
                   FOR LOSSES    LOSSES    FOR LOSSES    LOSSES      FOR LOSSES
                   ---------- ------------ ---------- ------------ ---------------
                                          DECEMBER 31, 1996
                   ---------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Real estate loans
 Residential
  Single-family     $ 42,310    $ 9,281     $ 33,029    $39,666       $ 72,695
  Apartments          67,936     13,080       54,856      8,002         62,858
 Commercial
  Offices             29,202      9,570       19,632      3,364         22,996
  Retail              11,863      3,173        8,690        759          9,449
  Hotel/motel         34,082      9,032       25,050         --         25,050
  Industrial          16,633      4,210       12,423      1,170         13,593
  Other                1,451         --        1,451      2,017          3,468
                    --------    -------     --------    -------       --------
                    $203,477    $48,346     $155,131    $54,978       $210,109
                    ========    =======     ========    =======       ========
                                          DECEMBER 31, 1995
                   ---------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Real estate loans
 Residential
  Single-family     $ 52,189    $11,889     $ 40,300    $31,690       $ 71,990
  Apartments          81,222     18,797       62,425     25,595         88,020
 Commercial
  Offices             24,196      8,958       15,238      9,793         25,031
  Retail              31,758      6,812       24,946      5,875         30,821
  Hotel/motel         38,727      9,292       29,435         --         29,435
  Industrial          22,509      5,515       16,994      3,004         19,998
  Other                1,836        526        1,310      1,823          3,133
                    --------    -------     --------    -------       --------
                    $252,437    $61,789     $190,648    $77,780       $268,428
                    ========    =======     ========    =======       ========
                                          DECEMBER 31, 1994
                   ---------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Real estate loans
 Residential
  Single-family     $ 31,011    $ 6,456     $ 24,555    $17,063       $ 41,618
  Apartments          77,934     16,418       61,516     28,395         89,911
 Commercial
  Offices             26,698      9,303       17,395      5,426         22,821
  Retail              25,916      5,547       20,369      3,902         24,271
  Hotel/motel         19,659      3,194       16,465      2,207         18,672
  Industrial          12,646      3,018        9,628      1,728         11,356
  Other                4,671      1,090        3,581        329          3,910
                    --------    -------     --------    -------       --------
                    $198,535    $45,026     $153,509    $59,050       $212,559
                    ========    =======     ========    =======       ========

  Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

                      GREAT WESTERN FINANCIAL CORPORATION

  The average recorded investment in impaired loans and the related amount of interest income recognized during the period of impairment follows:

                                                    YEAR ENDED DECEMBER 31
                                                  --------------------------
                                                    1996     1995     1994
                                                  -------- -------- --------
   (DOLLARS IN THOUSANDS)
   Average recorded investment in impaired loans  $256,650 $243,079 $298,315
   Interest income recognized                       21,271   17,809   24,733
   Interest income recognized on cash-basis         21,410   17,758   25,061

  Loans receivable totaling $8,008,384,000 at December 31, 1996 were pledged to secure FHLB borrowings, certain deposits, securities sold under agreements to repurchase and other obligations and accounts.

  Gross unrealized gains on real estate loans available-for-sale totaled $462,000 at December 31, 1996 and $1,443,000 at December 31, 1995.

  A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors as well as periodic interest-rate caps. Each loan is priced separately with a maximum cap and a minimum floor. The weighted-average cap was 12.92% and the weighted-average floor was 4.81% at December 31, 1996. At December 31, 1996, $459,299,000 of ARMs with an average yield of 7.31% had reached their periodic cap rate. Without the cap, the average yield on those ARMs would have been 7.64%. Periodic interest-rate caps are generally in effect for three years. The loss to interest income from real estate loans which have reached their ceiling interest rate was approximately $2,098,000 in 1996. At December 31, 1996, $417,467,000 of ARMs with an average yield of 7.76% had reached their floor rate. Without the floor, the average yield on those ARMs would have been 7.36%. The benefit to interest income from real estate loans which have reached their floor interest rate was approximately $1,675,000 in 1996 compared with $3,152,000 in 1995. The contract amount on ARMs subject to interest-rate caps and floors does not represent the exposure to market loss.

  The amortization of deferred loan fees included in interest income totaled $25,866,000 in 1996, $33,493,000 in 1995 and $53,378,000 in 1994.

  Certain loans meet the criteria of TDRs. TDRs totaled $74,196,000 at December 31, 1996. This compared with $126,147,000 at the end of 1995 and $148,244,000 at the end of 1994. There were no additional funds committed at December 31, 1996.

  Interest on nonaccrual loans totaled $38,426,000 for the year ended December 31, 1996 compared with $38,058,000 for the year ended December 31, 1995 and $46,909,000 for the year ended December 31, 1994.

                      GREAT WESTERN FINANCIAL CORPORATION

  Following is a summary of the reserve for estimated losses and charge-off experience for loans receivable:

                          REAL ESTATE LOANS     CONSUMER LOANS
                         --------------------  ------------------
                                               CONSUMER    BANK     OTHER
                            SFR       OTHER    FINANCE     CARD     LOANS     TOTAL
                         ---------  ---------  --------  --------  -------  ---------
(DOLLARS IN THOUSANDS)
BALANCE AT DECEMBER 31,
 1991                    $ 100,353  $  87,641  $ 45,416  $ 21,173  $ 8,467  $ 263,050
Provision for losses       113,408    228,492    41,900    30,254    5,946    420,000
Charge-offs                (53,031)  (117,611)  (55,436)  (28,150)  (8,497)  (262,725)
Recoveries                     212      5,008    14,661     2,022    2,669     24,572
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT DECEMBER 31,
 1992                      160,942    203,530    46,541    25,299    8,585    444,897
Adoption of SFAS 114         3,153     44,821        --        --       --     47,974
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT JANUARY 1,
 1993                      164,095    248,351    46,541    25,299    8,585    492,871
Provision for losses       299,485    123,468    37,900    (6,533)   8,680    463,000
Charge-offs               (253,686)  (151,700)  (50,174)  (20,794)  (2,300)  (478,654)
Recoveries                   2,025      4,273    15,523     2,028    1,203     25,052
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT DECEMBER 31,
 1993                      211,919    224,392    49,790        --   16,168    502,269
Provision for losses       166,649        693    41,900        --   (2,042)   207,200
Charge-offs               (191,290)   (42,981)  (54,041)       --   (3,762)  (292,074)
Recoveries                   1,420      2,924    15,568        --      744     20,656
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT DECEMBER 31,
 1994                      188,698    185,028    53,217        --   11,108    438,051
Provision for losses       160,425    (18,000)   48,500        --   (3,225)   187,700
Charge-offs               (194,605)   (22,739)  (62,206)       --   (2,017)  (281,567)
Recoveries                   1,498        860    16,057        --      250     18,665
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT DECEMBER 31,
 1995                      156,016    145,149    55,568        --    6,116    362,849
Provision for losses       187,344    (39,908)   58,800        --    2,735    208,971
Charge-offs               (196,708)   (14,602)  (60,520)       --   (4,488)  (276,318)
Recoveries                   1,256        228    16,197        --      516     18,197
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT DECEMBER 31,
 1996                    $ 147,908  $  90,867  $ 70,045  $     --  $ 4,879  $ 313,699
                         =========  =========  ========  ========  =======  =========

  As a result of the Company's review of reserve levels which showed an excess of commercial and apartment loan reserves, the Company reallocated $40,000,000 of commercial real estate loan reserves, which is included in the other real estate loan provisions for losses, to SFR in 1996. Provisions for losses on the leasing portfolio, included in other loan loss provisions, were reduced by $1,800,000 in 1996 and $6,000,000 in 1995 as a result of the reversal of provisions originally established for expected losses which did not materialize.

  The following table presents the Company's ALLL as a percent of the respective loans receivable portfolios. The loan balances and percentage of reserves to the respective loan balances for December 1995 have been restated to exclude mortgage-backed securities with credit recourse for comparative purposes to conform to the 1996 presentation.

              REAL ESTATE LOANS     CONSUMER LOANS
              -------------------   ------------------
                                    CONSUMER   BANK     OTHER
                SFR       OTHER      FINANCE   CARD     LOANS  TOTAL
              --------  ---------   ---------  -------  -----  -----
December 31,
  1996             .57%      3.39%       3.20%      --% 2.03%  1.01%
  1995             .63       4.86        2.60       --  1.18   1.20
  1994             .66       5.96        2.66       --  2.47   1.28
  1993             .83       6.59        2.72       --  3.99   1.60
  1992             .63       5.83        2.70     9.88  2.14   1.43

                      GREAT WESTERN FINANCIAL CORPORATION

  The average loan receivable balances and the ratio of net charge-offs to the respective average loan receivable portfolios are presented in the table below.

                                           DECEMBER 31
                             -------------------------------------------
                              1996     1995     1994     1993     1992
                             -------  -------  -------  -------  -------
(DOLLARS IN MILLIONS)
Average balance
  Real estate loans
    SFR                      $25,212  $23,980  $25,227  $25,689  $25,321
    Other                      2,854    3,075    3,255    3,719    3,686
  Consumer Finance             2,105    2,016    1,868    1,728    1,686
  Bank card                       --       --       --      180      272
  Other loans                    534      498      418      386      423
Ratio of net charge-offs to
 average loans
  Real estate loans
    SFR                          .72%     .76%     .75%     .98%     .21%
    Other                        .50      .71     1.23     3.96     3.07
  Consumer Finance              2.11     2.29     2.06     2.01     2.42
  Bank card                       --       --       --    10.44     9.62
  Other loans                    .74      .35      .72      .27     1.38

NOTE 7: MORTGAGE BANKING

  The following summarizes the sale of loans and mortgage-backed securities by type:

                                      YEAR ENDED DECEMBER 31
                                 --------------------------------
                                    1996       1995       1994
                                 ---------- ---------- ----------
(DOLLARS IN THOUSANDS)
Loans sold
  Adjustable rate                $       -- $       -- $   55,243
  Fixed-rate                      1,478,008  1,113,259  1,115,751
Mortgage-backed securities sold
  Adjustable rate                   561,400    498,099         --
                                 ---------- ---------- ----------
                                 $2,039,408 $1,611,358 $1,170,994
                                 ========== ========== ==========

  The following table summarizes the average loans serviced for others and the related loan servicing spread:

                                         YEAR ENDED DECEMBER 31
                                   -------------------------------------
                                      1996         1995         1994
                                   -----------  -----------  -----------
(DOLLARS IN THOUSANDS)
Average loans serviced for others  $11,152,957  $10,807,163  $11,723,525
Loan servicing spread                      .41%         .51%         .43%

  Loan servicing spread represents net servicing income as a percentage of the average portfolio serviced.

  Custodial balances maintained in connection with the foregoing loan servicing are included in wholesale transaction accounts and totaled $157,954,000 at December 31, 1996 and $173,856,000 at December 31, 1995.

  At December 31, 1996 GWB serviced loans for GWFC and Aristar of $27,166,000 and $14,801,000, respectively. At December 31, 1995, GWB serviced loans for GWFC and Aristar of $23,292,000 and $12,252,000, respectively.

                      GREAT WESTERN FINANCIAL CORPORATION

  The present value of retained yield on loans sold is amortized using the interest method adjusted quarterly for actual prepayment experience. Following is a summary of capitalized excess and short servicing included in other assets and other liabilities, respectively:

                                   DECEMBER 31
                            ----------------------------
                              1996      1995      1994
                            --------  --------  --------
(DOLLARS IN THOUSANDS)
Excess servicing            $ 28,241  $ 24,830  $ 25,934
Short servicing              (20,714)  (21,214)  (25,356)
                            --------  --------  --------
Capitalized servicing, net  $  7,527  $  3,616  $    578
                            ========  ========  ========

  An impairment adjustment was recorded to short servicing of $1,643,000 in 1996.

  Following is a summary of the net unamortized balance of excess and short servicing on loans sold:

                                                 YEAR ENDED DECEMBER 31
                                                 -----------------------
                                                  1996     1995   1994
                                                 -------  ------ -------
(DOLLARS IN THOUSANDS)
Balance at beginning of year                     $ 3,616  $  578 $ 9,160
Additions from sales                               9,445     994     604
Amortization of excess and short servicing, net   (5,534)  2,044  (9,186)
                                                 -------  ------ -------
Balance at end of year                           $ 7,527  $3,616 $   578
                                                 =======  ====== =======

  The value of servicing rights is based on the assumption that a normal servicing fee will be received for the estimated life of the loans. The following is a summary of capitalized mortgage servicing rights:

                                                    YEAR ENDED
                                                   DECEMBER 31
                                                  ---------------
                                                   1996     1995
                                                  -------  ------
(DOLLARS IN THOUSANDS)
Balance at beginning of year                      $ 7,034  $   --
Originated mortgage servicing rights capitalized   12,323   7,248
Amortization                                       (2,339)   (214)
                                                  -------  ------
Balance at end of year                            $17,018  $7,034
                                                  =======  ======

  Capitalized mortgage servicing rights are analyzed for impairment by stratifying the underlying loans based on the predominant risk characteristics of rate, geographic area and product type on a pool by pool basis. A valuation allowance is provided for identified impairment. There was no impairment identified in 1996 and 1995.

                      GREAT WESTERN FINANCIAL CORPORATION

  Gain on sales of loans and mortgage-backed securities were comprised of:

                                       YEAR ENDED DECEMBER 31
                            -----------------------------------------------
                                  1996               1995           1994
                            -----------------  -----------------  ---------
                            MORTGAGES   MBS    MORTGAGES   MBS    MORTGAGES
                            --------- -------  --------- -------  ---------
(DOLLARS IN THOUSANDS)
Mortgage servicing spread
  Gains                      $ 8,240  $13,530   $4,730   $ 3,512   $ 1,922
  Losses                          --       --       --        --    (1,318)
                             -------  -------   ------   -------   -------
  Net                          8,240   13,530    4,730     3,512       604
Premiums (discounts), net     (6,130)  (1,390)    (992)   12,264    (4,628)
Deferred loan fees             6,346   (3,815)   4,736     1,147     8,879
Gain on servicing              1,888       --       --        --        --
Adjust to lower of cost or
 market                         (937)      --      450        --    (1,057)
Net hedging gains                 --       --       --        --     1,472
Miscellaneous fees              (845)     465     (100)   (3,338)       69
                             -------  -------   ------   -------   -------
                             $ 8,562  $ 8,790   $8,824   $13,585   $ 5,339
                             =======  =======   ======   =======   =======

  Mortgage banking servicing income consisted of:

                                           YEAR ENDED DECEMBER 31
                                           -------------------------
                                            1996     1995     1994
                                           -------  -------  -------
(DOLLARS IN THOUSANDS)
Collections                                $61,144  $61,980  $68,968
Guarantee fees                              (7,587)  (8,651)  (8,929)
Amortization of mortgage servicing rights   (7,873)   1,830   (9,186)
                                           -------  -------  -------
                                           $45,684  $55,159  $50,853
                                           =======  =======  =======

  GWB, as seller and servicer, issued mortgage pass-through certificates comprised of Class A certificates and Class B certificates. The Class B certificates, which GWB retained, and classified as mortgage-backed securities, are subordinated to the rights of the Class A certificate holders. GWB also sold loans to FNMA and FHLMC whereby a portion or all of the credit risk was retained. Following are data related to loans sold with credit enhancements and the accompanying exposure related thereto:

                                                      DECEMBER 31
                                            --------------------------------
                                               1996       1995       1994
                                            ---------- ---------- ----------
(DOLLARS IN THOUSANDS)
Loans sold with credit enhancements
 outstanding                                $1,188,717 $1,397,411 $1,409,631
Maximum exposure under credit enhancements     660,048    779,902    778,705

  To facilitate the servicing of delinquent loans under these commitments and to minimize losses to the Company, loans in the amount of $180,337,000 in 1996, $115,636,000 in 1995 and $71,400,000 in 1994 have been repurchased from investors. Repurchased loans are included in the Company's periodic analysis of the adequacy of ALLL. Delinquent interest of approximately $4,914,000 in 1996, $2,939,000 in 1995 and $1,669,000 in 1994 was repurchased and subsequently written off. Periodically, the Company repurchases, for investment, loans which were previously sold. The Company repurchased $6,410,000 in 1996, $1,061,000 in 1995 and $476,274,000 in 1994. The reserve for the contingent liability for loans sold with recourse was $9,358,000 at December 31, 1996 and $6,000,000 at December 31, 1995.

                      GREAT WESTERN FINANCIAL CORPORATION

NOTE 8: REAL ESTATE AVAILABLE-FOR-SALE OR DEVELOPMENT, NET

  Real estate available-for-sale or development, net, consisted of:

                                                               DECEMBER 31
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
(DOLLARS IN THOUSANDS)
Real estate available-for-sale
  Real estate acquired through foreclosure net of reserves
   of $1,861 and $26,850, respectively                      $119,780  $161,953
  Other, net of reserves of $2,744 and $1,210, respectively    8,741    21,806
  Accumulated depreciation                                    (3,634)   (6,081)
                                                            --------  --------
                                                             124,887   177,678
Property development, net of reserves of $18,623 and
 $29,002, respectively                                        35,110    39,434
                                                            --------  --------
                                                            $159,997  $217,112
                                                            ========  ========

  Interest capitalized on property development totaled $3,073,000 at December 31, 1996, $4,088,000 at December 31, 1995 and $4,581,000 at December 31, 1994.

  Net real estate operations are summarized below:

                                          YEAR ENDED DECEMBER 31
                                        ----------------------------
                                          1996      1995      1994
                                        --------  --------  --------
(DOLLARS IN THOUSANDS)
Net (gain) on sales of real estate      $(15,619) $(21,709) $ (6,437)
Interest recognized on advances           (5,981)   (2,337)   (1,341)
Provision for losses                     (12,775)    1,500    12,000
Write-downs                                2,254        --        --
Net operating losses and holding costs    32,847    28,151    27,632
                                        --------  --------  --------
                                        $    726  $  5,605  $ 31,854
                                        ========  ========  ========

  In the third quarter of 1996, the Company determined that its real estate portfolio was appropriately valued at market. As a result of this determination, reserves of $13,504,000 were reversed.

  Following is a summary of the reserve for estimated losses:

                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
(DOLLARS IN THOUSANDS)
Balance at beginning of year  $ 57,062  $ 77,025  $123,551  $185,204  $  6,862
Adoption of SFAS 114                --        --        --   (66,102)       --
                              --------  --------  --------  --------  --------
Adjusted balance at
 beginning of year              57,062    77,025   123,551   119,102     6,862
Provision for losses           (12,775)    1,500    12,000    92,000   220,000
Charge-offs                    (21,223)  (21,469)  (65,769)  (87,673)  (41,658)
Recoveries                         164         6     7,243       122        --
                              --------  --------  --------  --------  --------
Balance at end of year        $ 23,228  $ 57,062  $ 77,025  $123,551  $185,204
                              ========  ========  ========  ========  ========

                      GREAT WESTERN FINANCIAL CORPORATION

NOTE 9: INTEREST RECEIVABLE

  Following is a summary of interest receivable:

                                  DECEMBER 31
                               -----------------
                                 1996     1995
                               -------- --------
(DOLLARS IN THOUSANDS)
Real estate loans              $149,593 $147,758
Mortgage-backed securities       65,764   88,628
Securities available-for-sale    15,398   15,411
Other loans                      11,838   19,473
Consumer Finance                  2,161    2,327
Interest rate swaps                 785      846
Taxes                                --   24,197
                               -------- --------
                               $245,539 $298,640
                               ======== ========

  There was no accrued interest for taxes at December 31, 1996.

NOTE 10: INVESTMENT IN FHLB

  The investment in FHLB consisted of capital stock, at cost, totaling $377,946,000 at December 31, 1996 and $341,102,000 at December 31, 1995.

  The Company earned 6.11% in 1996, 4.93% in 1995 and 5.18% in 1994 from dividends on its investment in FHLB stock. FHLB capital stock is pledged to secure FHLB borrowings. Earnings on FHLB stock will presumably continue to be restricted due to the funding requirements imposed on the Federal Home Loan Banks for affordable housing programs and the Resolution Funding Corporation.

NOTE 11: PREMISES AND EQUIPMENT, NET

  Premises and equipment, net, consisted of the following:

                                                DECEMBER 31
                                           ----------------------
                                              1996        1995
                                           ----------  ----------
(DOLLARS IN THOUSANDS)
Land                                       $   88,837  $   89,044
Buildings and leasehold improvements          453,462     435,204
Furniture, fixtures and equipment             498,841     554,256
Software                                       41,968      31,060
Construction in progress                       13,151      13,218
                                           ----------  ----------
                                            1,096,259   1,122,782
Accumulated depreciation and amortization    (543,837)   (518,110)
                                           ----------  ----------
                                           $  552,422  $  604,672
                                           ==========  ==========

  Unamortized software was $33,496,000 and $29,615,000 at December 31, 1996 and 1995, respectively.

                      GREAT WESTERN FINANCIAL CORPORATION

  The Company leases various branch offices under capital and noncancellable operating leases which expire at various dates through 2043. Some leases contain escalation provisions for adjustments in the consumer price index and provide for renewal options for five-to-10 year periods. Future minimum lease payments under all noncancellable leases at December 31, 1996 were as follows:

                                          OPERATING CAPITAL
                                           LEASES    LEASES
                                          --------- --------
(DOLLARS IN THOUSANDS)
Year ending December 31,
  1997                                    $ 47,744  $  8,034
  1998                                      40,968     8,034
  1999                                      32,648     8,034
  2000                                      27,261     8,034
  2001                                      24,442     8,034
  Thereafter                               116,600    78,729
                                          --------  --------
  Total minimum lease payments            $289,663   118,899
                                          ========
  Amount representing interest                        78,131
                                                    --------
  Present value of minimum lease payments           $ 40,768
                                                    ========

  Rental expense charged to earnings was $59,005,000 in the year ended December 31, 1996, $60,279,000 in the year ended December 31, 1995 and $55,011,000 in the year ended December 31, 1994. Rental sublease income was $8,007,000, $8,111,000 and $7,027,000 in the years ended December 31, 1996,
1995 and 1994, respectively.

NOTE 12: DEPOSITS

  The following summarizes deposit balances at December 31, 1996 and 1995.

                                     DECEMBER 31
                                   ----------------
                                    1996     1995
   (DOLLARS IN MILLIONS)           -------  -------
   Checking                        $ 4,420  $ 4,488
   Money market and other savings    6,744    6,589
   Term                             17,237   17,696
   Wholesale                           186      462
                                   -------  -------
                                   $28,587  $29,235
                                   =======  =======

  The following table shows the change in deposit balances at December 31, 1996 and 1995:

                                     DECEMBER 31
                                   ----------------
                                    1996     1995
   (DOLLARS IN MILLIONS)           -------  -------
   Checking                        $   (68) $   (85)
   Money market and other savings      155     (851)
   Term                               (459)   1,572
   Wholesale                          (276)    (102)
                                   -------  -------
                                   $  (648) $   534
                                   =======  =======

                      GREAT WESTERN FINANCIAL CORPORATION

  The average interest rate is based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawals. Noninterest bearing checking accounts represented 6.07% of total deposits at December 31, 1996 and 5.40% at December 31, 1995. Accrued but unpaid interest on deposits included in other liabilities totaled $44,060,000 at December 31, 1996 and $12,091,000 at December 31, 1995.

  An analysis of term deposits by interest rate and maturity at December 31, 1996 is presented below:

                                   OVER       OVER       OVER       OVER
                                 3 MONTHS   6 MONTHS  12 MONTHS  24 MONTHS              DECEMBER 31
                       3 MONTHS BUT WITHIN BUT WITHIN BUT WITHIN BUT WITHIN   OVER    ------------------
                       OR LESS   6 MONTHS  12 MONTHS  24 MONTHS  36 MONTHS  36 MONTHS  1996       1995
                       -------- ---------- ---------- ---------- ---------- --------- -------    -------
(DOLLARS IN MILLIONS)
DECEMBER 31, 1996
INTEREST RATE
Under 3%                $   38    $   --     $   --     $   --     $  --      $  --   $    38    $    52
3 to 3.99%                  75        19          9          3         6         --       112        147
4 to 4.99%               3,129     1,735        928         87        33         32     5,944      3,704
5 to 5.99%               2,155     1,693      3,617        907       222        492     9,086      9,121
6 to 6.99%                 363       272        173        121       142        297     1,368      3,697
7 to 7.99%                 615        14         34         16        12         19       710      1,066
8 to 8.99%                  --         1          1          1         1          1         5          8
9 to 9.99%                  --        --         --         --        --         --        --        184
Over 10%                    --        --         --         --         2         --         2          5
                        ------    ------     ------     ------     -----      -----   -------    -------
 Total                  $6,375    $3,734     $4,762     $1,135     $ 418      $ 841   $17,265(1) $17,984(1)
                        ======    ======     ======     ======     =====      =====   =======    =======
$100,000 accounts
 included above         $1,876    $  713     $  923     $  227     $ 104      $ 175   $ 4,018    $ 3,502

--------
(1)This includes wholesale term accounts of $28 at December 31, 1996 and $289 at December 31, 1995.

                          NO      WITHIN
                       MATURITY  ONE YEAR   1998   1999  2000  2001  AFTER 2001  TOTAL
                       --------  --------   ----   ----  ----  ----  ----------  -----
(DOLLARS IN MILLIONS)
YEAR-END BY MATURITY
Balances               $11,322   $14,871   $1,135  $418  $365  $475     $  1    $28,587
Average coupon rate       2.12%     5.38%    5.73% 5.75% 6.29% 5.63%    4.89%      4.13%

  The following is a summary of interest expense on deposits:

                                    YEAR ENDED DECEMBER 31
                                ------------------------------
                                   1996       1995      1994
                                ---------- ---------- --------
(DOLLARS IN THOUSANDS)
Checking                        $   32,871 $   35,286 $ 40,034
Money market and other savings     192,668    187,855  197,451
Term                               944,924    972,691  699,424
Wholesale                            9,016     21,253   13,390
                                ---------- ---------- --------
                                $1,179,479 $1,217,085 $950,299
                                ========== ========== ========

                      GREAT WESTERN FINANCIAL CORPORATION

NOTE 13: SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  Securities sold under agreements to repurchase generally represent borrowings of less than one year. The book value of these agreements approximates fair value. Agreements to repurchase are secured by mortgage loans and securities held by the Company.

                                                   DECEMBER 31
                                         ----------------------------------
                                            1996        1995        1994
                                         ----------  ----------  ----------
(DOLLARS IN THOUSANDS)
Securities sold under agreements to re-
 purchase
  Balance at year end                    $4,197,666  $6,868,296  $6,299,055
  Maximum outstanding at any month end    6,116,426   7,536,524   6,299,055
  Average balance during the year         5,373,218   7,050,882   1,984,652
  Weighted average rate during the year        5.48%       5.99%       4.93%
  Weighted average rate at year end            5.48        5.78        5.80

  The collateral supporting securities sold under agreements to repurchase is as follows:

                                                   DECEMBER 31
                                         ----------------------------------
                                            1996        1995        1994
                                         ----------  ----------  ----------
(DOLLARS IN THOUSANDS)
Mortgage-backed securities
  Book value                             $4,368,296  $7,041,492  $6,719,178
  Fair value                              4,356,046   7,102,655   6,481,469

  Securities sold by the Company under agreements to repurchase are generally short-term obligations. On December 31, 1996, the Company had $3,703,578,000 of obligations contracted for 120 days or less with an average maturity of 86 days. The remaining $494,088,000 of the repurchase obligations contractually matures from one to three years.

NOTE 14: SHORT-TERM BORROWINGS

  The following is a summary of short-term borrowings:

                                 DECEMBER 31
                            ---------------------
                               1996       1995
                            ---------- ----------
   (DOLLARS IN THOUSANDS)
   Commercial paper         $  472,506 $1,036,413
   Federal funds               629,000    280,000
                            ---------- ----------
                            $1,101,506 $1,316,413
                            ========== ==========

  Commercial paper has original maturities of less than 270 days, and at December 31, 1996, the average maturity was 34 days. Federal funds have maturities of periods of up to 12 months and at December 31, 1996 the average maturity was 71 days.

                      GREAT WESTERN FINANCIAL CORPORATION

  Short-term borrowings are summarized as follows:

                                                DECEMBER 31
                                        ------------------------------
                                          1996       1995       1994
                                        --------  ----------  --------
(DOLLARS IN THOUSANDS)
Commercial paper
  Balance at year end                   $472,506  $1,036,413  $745,461
  Maximum outstanding at any month end   967,962   1,551,200   887,514
  Average balance during the year        699,409   1,142,851   431,021
  Weighted average rate during the year     5.38%       6.39%     4.56%
  Weighted average rate at year end         5.70        5.88      6.06
Federal funds
  Balance at year end                   $629,000  $  280,000  $465,000
  Maximum outstanding at any month end   768,000     727,000   540,000
  Average balance during the year        493,538     450,154   328,383
  Weighted average rate during the year     5.34%       6.27%     4.18%
  Weighted average rate at year end         5.44        5.85      6.29

NOTE 15: LONG TERM BORROWINGS

  Debt issue costs are amortized on the interest method over the term of the debt.

  The following is a summary of long term borrowings:

                                      DECEMBER 31
                                 ---------------------
                                    1996       1995
                                 ---------- ----------
   (DOLLARS IN THOUSANDS)
   Senior and subordinated debt  $2,432,708 $2,305,845
   FHLB long-term borrowings        758,200    115,000
                                 ---------- ----------
                                 $3,190,908 $2,420,845
                                 ========== ==========

                      GREAT WESTERN FINANCIAL CORPORATION

  The Company has the following senior and subordinated debt outstanding:

                                                              DECEMBER 31
                                   MATURITY    INTEREST  ---------------------
                                     DATE        RATE       1996       1995
                                -------------- --------  ---------- ----------
   (DOLLARS IN THOUSANDS)
   SENIOR
     GWFC:                          June, 1998    6.125% $  149,845 $  149,746
                                December, 1998    8.625      99,961     99,943
                                    July, 2000    6.375     224,166    223,960
                                February, 2002    8.600     199,410    199,321
                                                         ---------- ----------
                                                            673,382    672,970
                                                         ---------- ----------
     GWB:                           July, 1997    9.500     152,323    152,179
                                                         ---------- ----------
     Aristar:                       July, 1996    6.250          --     99,995
                                     May, 1996    8.750          --      5,000
                                February, 1997    7.375      99,997     99,974
                                December, 1997    8.125      99,909     99,812
                                    July, 1998    5.750     149,922    149,875
                                February, 1999    7.875      99,904     99,864
                                     May, 1999    6.750      99,986         --
                                    July, 2000    6.300      99,930     99,913
                                December, 2000    6.125     149,610         --
                                    June, 2001    7.750     149,930    149,917
                                    June, 2001    7.250      99,857         --
                                  August, 2001    6.750      99,917         --
                                                         ---------- ----------
                                                          1,148,962    804,350
                                                         ---------- ----------
     Obligations of
      subsidiaries:                            7.6-10.7      45,473     47,428
                                                         ---------- ----------
       Total Senior Debt                                  2,020,141  1,676,927
                                                         ========== ==========
   SUBORDINATED
     GWB:                       February, 1999   10.500      38,172    129,801
                                   March, 1999   10.250      25,081    150,000
                                    June, 2001    9.875     149,708    149,658
                                                         ---------- ----------
                                                            212,961    429,459
                                                         ---------- ----------
     Aristar:                     August, 1998    8.875      99,948     99,920
                                    July, 1999    7.500      99,659     99,539
                                                         ---------- ----------
                                                            199,607    199,459
                                                         ---------- ----------
       Total Subordinated Debt                              412,568    628,918
                                                         ========== ==========
       Total Senior and
        Subordinated Debt                                $2,432,708 $2,305,845
                                                         ========== ==========

  During 1996, Aristar issued the following senior debt:

  MONTH OF                 INTEREST     DATE OF
    ISSUE        AMOUNT      RATE       MATURITY
  --------    ------------ -------- ----------------
   May        $100,000,000   6.75%      May 15, 1999
   June        100,000,000   7.25      June 15, 2001
   August      100,000,000   6.75    August 15, 2001
   December    150,000,000   6.125  December 1, 2000

                      GREAT WESTERN FINANCIAL CORPORATION

NOTE 16: FHLB BORROWINGS

  An analysis of borrowings by maturity is included in the table on page 43.

  The maximum amount of credit which the FHLB will extend for purposes other than meeting withdrawals varies from time to time in accordance with its policies. The FHLB interest rates charged for advances vary depending upon maturity, the cost of funds in the FHLB and the purpose of borrowing.

  FHLB borrowings are secured by pledges of real estate loans and the capital stock of the FHLB. FHLB borrowings are summarized below:

                                DECEMBER 31
                            -------------------
                               1996      1995
                            ---------- --------
   (DOLLARS IN THOUSANDS)
   Short-term borrowings    $2,011,733 $740,080
   Long-term borrowings        758,200  115,000
                            ---------- --------
                            $2,769,933 $855,080
                            ========== ========

                                                  1996       1995      1994
                                               ----------  --------  --------
   Balance at year end                         $2,769,933  $855,080  $187,000
   Maximum outstanding at any month end         2,769,933   855,080   862,000
   Average balance during year                  1,854,786   186,698   306,431
   Weighted average interest rate during the
    year                                             5.45%     5.39%     5.63%
   Weighted average interest rate at year end        5.52      5.60      5.47

  GWB has various borrowing alternatives with the FHLB, with capacity of approximately $10 billion, inclusive of a $200 million facility for overnight advances.

NOTE 17: COMPANY-OBLIGATED MANDITORILY REDEEMABLE PREFERRED SECURITIES OF THE COMPANY'S SUBSIDIARY TRUST, HOLDING SOLELY $103,092,800 AGGREGATE PRINCIPAL AMOUNT OF 8.25% SUBORDINATED DEFERRABLE INTEREST NOTES, DUE 2025, OF THE COMPANY

  In December 1995, Great Western Financial Trust I (the "subsidiary trust"), a wholly-owned subsidiary of Great Western Financial Corporation, issued $100,000,000 of 8.25% Trust Originated Preferred Securities (the "preferred securities"). In connection with the subsidiary trust's issuance of the preferred securities, Great Western Financial Corporation issued to the subsidiary trust $103,092,800 principal amount of its 8.25% subordinated deferrable interest notes, due 2025 (the "subordinated notes"). The sole assets of the subsidiary trust are and will be the subordinated notes. Great Western Financial Corporation's obligations under the subordinated notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary trust's obligations under the preferred securities.

                                                            DECEMBER 31
                                                         -----------------
                                                           1996     1995
                                                         -------- --------
(DOLLARS IN THOUSANDS)
Company-obligated manditorily redeemable preferred
 securities of the Company's subsidiary trust, holding
 solely $103,092,800 aggregate principal amount of 8.25%
 subordinated deferrable interest notes, due 2025, of
 the Company                                             $100,000 $100,000
                                                         ======== ========

                      GREAT WESTERN FINANCIAL CORPORATION

NOTE 18: FEDERAL AND STATE TAXES ON INCOME

  Following is a summary of the provision for taxes on income:

                                 YEAR ENDED DECEMBER 31
                                --------------------------
                                 1996      1995     1994
                                -------  -------- --------
(DOLLARS IN THOUSANDS)
Current tax expense
  Federal                       $58,400  $ 80,800 $120,100
  State                          11,700    24,400   32,500
                                -------  -------- --------
                                 70,100   105,200  152,600
                                -------  -------- --------
Deferred tax expense (benefit)
  Federal                        (1,900)   51,400      900
  State                           2,600     4,500    1,800
                                -------  -------- --------
                                    700    55,900    2,700
                                -------  -------- --------
                                $70,800  $161,100 $155,300
                                =======  ======== ========

  The following table reconciles the statutory income tax rate to the consolidated effective income tax rate:

                                                  YEAR ENDED DECEMBER 31
                                                  -------------------------
                                                   1996     1995     1994
                                                  -------  -------  -------
Federal income tax rate                              35.0%    35.0%    35.0%
State franchise tax rate, net of federal income
 tax effect                                           6.5      6.1      6.0
                                                  -------  -------  -------
Statutory income tax rate                            41.5     41.1     41.0
Increase (reduction) in tax rate resulting from:
  Amortization of intangibles                          .8       .9      1.3
  Reversal of taxes previously provided                --      (.6)    (2.9)
  Low income housing                                   --     (1.2)      --
  Adjustment of deferred tax rate                    (1.2)      .1      (.2)
  Other items, net                                   (3.2)    (2.1)    (1.0)
                                                  -------  -------  -------
                                                     37.9%    38.2%    38.2%
                                                  =======  =======  =======

                      GREAT WESTERN FINANCIAL CORPORATION

  Deferred tax liabilities (assets) are comprised of the following:

                                                             DECEMBER 31
                                                         --------------------
                                                           1996       1995
                                                         ---------  ---------
   (DOLLARS IN THOUSANDS)
   Deferred tax liabilities
     Loan fees and interest income                       $ 188,122  $ 202,816
     FHLB dividends                                         86,728     63,050
     Financial leases                                       70,035     74,772
     Depreciation                                           49,441     42,303
     Unrealized holding gains on securities                 48,311     72,619
     Amortization of intangibles                            22,616     23,872
     Accrued interest income                                16,439     16,919
     Cash method of accounting for income tax reporting      8,131      8,325
     Election to reduce basis                                5,843      6,186
     Sales of unearned interest income                       2,488      2,488
     Other deferred income items                            56,994     65,554
                                                         ---------  ---------
                                                           555,148    578,904
                                                         ---------  ---------
   Deferred tax assets
     Loss reserves                                        (104,244)  (117,504)
     State taxes                                           (32,581)   (31,761)
     Postemployment benefits                               (24,908)   (27,433)
     Deferred compensation                                 (17,370)   (11,456)
     Unearned insurance commission                         (10,285)   (11,084)
     Partnership income                                     (3,230)     1,871
     Gain (loss) on mortgage sales                             271     (6,615)
     Other deferred deduction items                       (110,006)   (98,560)
                                                         ---------  ---------
                                                          (302,353)  (302,542)
   Deferred tax assets valuation allowance                      --         --
                                                         ---------  ---------
   Net deferred tax liabilities                          $ 252,795  $ 276,362
                                                         =========  =========

  Taxes on income included the following:

                                  DECEMBER 31
                               ------------------
                                 1996      1995
                               --------  --------
   (DOLLARS IN THOUSANDS)
   Net deferred liability
     Federal income tax        $172,990  $193,588
     State franchise tax         79,805    82,774
                               --------  --------
                                252,795   276,362
   Taxes payable (receivable)   (26,720)  102,019
                               --------  --------
                               $226,075  $378,381
                               ========  ========

  Under the Internal Revenue Code, GWB, as a qualified thrift institution, had been allowed to claim deductions for bad debts under the reserve method, which is more favorable than bad debt deduction methods allowed to other taxpayers.

                      GREAT WESTERN FINANCIAL CORPORATION

  Under provisions of the Small Business Job Protection Act of 1996, GWB lost the use of the bad debt reserve method beginning in 1996.

  Since the reserve balance at the end of 1996 of $724,488,000 arose prior to 1988, it is not currently subject to federal income tax and would not be if GWB were to convert to a commercial bank or otherwise lose its tax status as a qualified thrift institution. However, it will be subject to such tax upon certain occurrences (including its distribution to shareholders), none of which are currently contemplated. Consequently, in accordance with Financial Accounting Standards No. 109 "Accounting for Income Taxes," a federal deferred tax liability of $253,571,000 has not been recognized for the temporary differences relating to the tax bad debt reserve of GWB.

  The Company's tax returns have been examined by the Internal Revenue Service through December 31, 1987 and by the California Franchise Tax Board through December 31, 1991.

NOTE 19: EMPLOYEE BENEFIT PLANS

 Pension Plans

  The Great Western Retirement Plan ("the plan") covers a majority of employees. In 1996, the plan was converted from a final average pay plan to a cash balance plan, under which participants' accounts are credited with pay-related contributions and interest. The Company's general funding policy is to contribute the maximum amount deductible for federal income tax purposes.

  The net periodic pension cost is computed as follows:

                                                   YEAR ENDED DECEMBER 31
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
   (DOLLARS IN THOUSANDS)
   Return on plan assets:
     Actual return                               $(42,002) $(37,162) $  1,877
     Expected return lower (higher) than actual
      return                                       22,439    21,459   (17,559)
                                                 --------  --------  --------
     Expected return                              (19,563)  (15,703)  (15,682)
   Service cost                                     8,211     9,360    11,400
   Interest cost                                   13,781    14,266    13,981
   Net amortization of initial unrecognized net
    (asset) as of January 1, 1987                      --      (676)     (676)
   Net amortization and deferral                   (1,989)      530     1,398
   Amortization of unrecognized prior service
    cost                                               --      (185)     (185)
                                                 --------  --------  --------
                                                 $    440  $  7,592  $ 10,236
                                                 ========  ========  ========

  Assumptions used in determining the net periodic pension cost were:

                                                     YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
   Weighted average discount rate                       7.81%    8.25%    7.75%
   Rate of increase in future compensation levels       5.25     5.50     5.50
   Expected long-term rate of return on plan assets     9.00     9.00     9.00

  Although the actual return on plan assets is shown, the expected long-term rate of return is used in determining net periodic pension cost. The difference between the actual return and expected return is included in net amortization and deferral.

                      GREAT WESTERN FINANCIAL CORPORATION

  Accumulated plan benefit information and the funded status of the plan follow:

                                                     DECEMBER 31
                                                  ------------------
                                                    1996      1995
                                                  --------  --------
   (DOLLARS IN THOUSANDS)
   Accumulated benefit obligation
     Vested                                       $170,028  $165,016
     Nonvested                                       9,393     4,516
                                                  --------  --------
                                                  $179,421  $169,532
                                                  ========  ========
   Projected benefit obligation                   $179,421  $201,421
   Fair value of plan assets                       241,345   212,084
                                                  --------  --------
   Plan assets in excess of benefit obligation      61,924    10,663
   Unrecognized prior service costs                (28,869)       --
   Unrecognized net loss                            10,103    20,467
                                                  --------  --------
   Prepaid pension cost included in other assets  $ 43,158  $ 31,130
                                                  ========  ========

  The assumptions used in determining the actuarial present value of the projected benefit obligation at December 31 were:

                                                      DECEMBER 31
                                                     ----------------
                                                     1996  1995  1994
                                                     ----  ----  ----
   Weighted average discount rate                    7.50% 7.50% 8.25%
   Rate of increase in future compensation levels    5.25  5.25  5.50
   Expected long-term rate of return on plan assets  9.00  9.00  9.00
   Interest crediting rate on participant accounts   5.50    --    --
   Annuity conversion rate                           6.75    --    --

  Assumptions for interest crediting and annuity conversion rates are not presented for December 31, 1995 and 1994, because they are not applicable to a final average pay plan.

  Plan assets include equity securities, mutual funds, mortgage-backed securities and other fixed-income securities.

  The Company has unfunded retirement restoration plans for employees whose benefits under the principal funded plan are reduced because of compensation deferral elections or limitations under federal tax laws. Pension expense for these plans totaled $587,000 in 1996, $945,000 in 1995 and $213,000 in 1994.
At December 31, 1996, the projected benefit obligation for these plans was $3,695,000.

  The Company also sponsors a nonqualified, unfunded, supplemental executive retirement plan for certain senior officers and a nonqualified unfunded directors' retirement plan. Data related to these plans follow:

                                DECEMBER 31
                              ---------------
                               1996    1995
                              ------- -------
(DOLLARS IN THOUSANDS)
Projected benefit obligation  $34,267 $28,074
Unrecognized net obligation     2,773   3,280

  Pension expense for these plans totaled $4,333,000 in 1996, $4,231,000 in 1995 and $4,590,000 in 1994.

                      GREAT WESTERN FINANCIAL CORPORATION

  The Company provides an optional deferred compensation plan for certain employees. Eligible employees can defer a portion of their compensation and the Company agrees to pay interest on the balance of funds deferred. An enhanced rate is paid on funds deferred over three years.

  The Company has purchased cost recovery life insurance, primarily with one carrier, on the lives of the participants of the supplemental executive retirement plan, directors' retirement plan and deferred compensation plan and it is sole owner and beneficiary of said policies. The amount of coverage is designed to provide sufficient revenues to fund said plans. The net cash surrender value of this life insurance, recorded in other assets, was $180,319,000 at December 31, 1996 and $163,736,000 at December 31, 1995, and
net premium income related to insurance purchased was $8,359,000 in 1996, $6,846,000 in 1995 and $2,646,000 in 1994.

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

                                                    DECEMBER 31
                                                  ---------------
                                                   1996    1995
                                                  ------- -------
   (DOLLARS IN THOUSANDS)
   Accumulated postretirement benefit obligation
     Retirees                                     $25,700 $29,000
     Fully eligible active employees                4,100   4,300
     Other active employees                        22,300  19,700
                                                  ------- -------
                                                   52,100  53,000
   Unrecognized net gain                            4,746     728
                                                  ------- -------
   Accrued postretirement benefit                 $56,846 $53,728
                                                  ======= =======

  The net postretirement medical and life insurance costs follow:

                                                      YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
   (DOLLARS IN THOUSANDS)
   Service cost                                       $ 2,196  $ 2,307  $ 2,349
   Interest cost of accumulated postretirement
    benefit obligation                                  3,614    3,896    3,730
   Curtailment gain                                      (580)    (570)      --
                                                      -------  -------  -------
                                                      $ 5,230  $ 5,633  $ 6,079
                                                      =======  =======  =======

  During 1996 and 1995, the Company recognized curtailment gains as a result of ongoing work force reductions.

  For measurement purposes, the cost of medical benefits was projected to increase at a rate of 9.00% in 1996, and 8.00% in 1997 thereafter decreasing 1% per year until a stable 5.00% medical inflation rate is reached in 2000. Increasing the assumed health care cost trend by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 1996 by approximately $3,500,000 and the aggregate of the

                      GREAT WESTERN FINANCIAL CORPORATION
service and interest components of net periodic postretirement benefit cost for the year ended December 31, 1996 by $700,000. The present value of the accumulated benefit obligation assumed a 7.50% discount rate compounded annually at December 31, 1996 and December 31, 1995.

 Stock-based Compensation Plans

  The Company currently has a stock option plan in effect: the 1988 Stock Option and Incentive Plan ("stock option plan"). Options are granted at the market value of the common stock on the date of grant. The stock option plan consists of two separate plans: the Key Employee Program under which options (both incentive and nonqualified), stock appreciation rights, dividend equivalents and certain other performance and incentive awards may be granted to officers, key employees and certain other individuals; and the Non-employee Director Program under which non-qualified options will be automatically granted to non-employee directors under certain circumstances. The Company has set aside 12,500,000 shares of common stock to be delivered pursuant to the stock option plan, of which a maximum of 750,000 may be delivered under the Non-employee Director Program. Options may be exercised either by payment of cash, or the optionee may deliver GWFC common stock of an equivalent market value at the date of exercise. The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is 10 years. Depending upon the year of grant, options become exercisable in equal installments over a four or five year period, beginning one year from the date of grant. Proceeds from the exercise of stock options are credited to common stock for the aggregate par value of shares issued, and the excess is credited to additional capital.

  The Company has granted performance-based restricted stock awards to encourage and reward high levels of performance of the Company as measured by returns to shareholders. The shares will fully vest 10 years after the award date, and prior to such time, they are subject to accelerated vesting based on the Company's performance. At December 31, 1996, a total of 1,115,244 shares with a value of $20,709,000 had been granted. The unearned compensation is recorded as a separate reduction of stockholders' equity and is being amortized to expense over 60 months. The total amount of compensation expense related to restricted stock awards, recorded in accordance with APB 25, was $3,825,000 in 1996, $3,257,000 in 1995 and $3,798,000 in 1994.

  Stock appreciation rights ("SAR") may be granted in conjunction with certain options previously granted or with future options. A SAR entitles the holder, at the discretion of the Company, to receive cash or shares of GWFC common stock, or a combination thereof, at a value equal to the excess of the fair market value on the date of exercise over the option price. Exercise of an option or companion SAR automatically cancels the related option or right.

                      GREAT WESTERN FINANCIAL CORPORATION

  A summary of the Company's stock option plan as of December 31, 1996, 1995 and 1994, and changes during the years then ended is as follows:

                                                                   WEIGHTED-
                                         OPTION       OPTION        AVERAGE
                                         SHARES     PRICE RANGE  EXERCISE PRICE
                                       ----------  ------------- --------------
   1994
     Outstanding at beginning of year   5,316,595  $ 7.70-$22.15     $16.33
     Granted                            2,287,806   16.63- 20.25      17.22
     Forfeited                           (209,860)  14.75- 18.88      18.08
     Exercised                           (282,300)  10.38- 18.88      15.33
                                       ----------  -------------     ------
     Outstanding at end of year         7,112,241    7.70- 22.15      16.66
                                       ----------  -------------     ------
   1995
     Granted                              451,548   16.00- 21.38      20.36
     Exercised                           (704,985)   7.70- 20.50      16.15
     Forfeited                           (254,960)  10.38- 18.88      17.71
                                       ----------  -------------     ------
     Outstanding at end of year         6,603,844    7.70- 22.15      16.86
                                       ----------  -------------     ------
   1996
     Granted                            3,752,599   21.13- 30.88      26.83
     Exercised                         (1,048,777)   7.70- 22.15      17.35
     Forfeited                           (157,595)  14.75- 23.38      19.17
                                       ----------  -------------     ------
     Outstanding at end of year         9,150,071  $10.38-$30.88     $20.85
                                       ==========  =============     ======

  The number of options exercisable at December 31, 1996 and 1995 was 4,023,247 and 4,236,288, respectively. The weighted-average fair value of options granted during 1996 and 1995 was $8.18 and $5.75, respectively.

  Information about stock options outstanding at December 31, 1996 follows:

              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
------------------------------------------------- -----------------------------------
                              WTD. AVG.  WEIGHTED                           WEIGHTED-
                              REMAINING  AVERAGE    RANGE OF                 AVERAGE
   RANGE OF        NUMBER    CONTRACTUAL EXERCISE   EXERCISE      NUMBER    EXERCISE
EXERCISE PRICES  OUTSTANDING    LIFE      PRICE      PRICES     EXERCISABLE   PRICE
---------------  ----------- ----------- -------- ------------- ----------- ---------
$10.38-$14.88       971,950   2.3 years   $13.44  $10.38-$14.88    971,950   $13.44
 15.25- 19.38     3,919,554   6.0          17.01   15.25- 19.38  2,821,535    16.86
 20.25- 24.88     2,487,236   8.7          22.77   20.25- 24.88    229,762    20.78
 25.13- 30.88     1,771,331   9.9          30.70   25.13- 30.88         --       --
                  ---------                                      ---------
$10.38-$30.88     9,150,071   7.1         $20.85  $10.38-$30.88  4,023,247   $16.26
                  =========                                      =========

                      GREAT WESTERN FINANCIAL CORPORATION

  The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans, which are described above. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           1996         1995
                                       ------------ ------------
         Net income
          As reported                  $115,822,000 $261,022,000
          Pro forma                     113,622,000  260,790,000
         Primary earnings per share
          As reported                          $.69        $1.72
          Pro forma                             .68         1.72
         Fully diluted earnings per
          share
          As reported                           .69         1.71
          Pro forma                             .67         1.71

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   1996     1995
                                  -------  -------
         Dividend yield                 3%       3%
         Expected volatility        21-44    21-24
         Risk-free interest rate  5.5-6.9  6.3-7.9
         Expected life of option  7 years  7 years

  During the initial phase-in period, the effects of applying SFAS 123 for these pro forma disclosures are not likely to be representative of the effects on pro forma disclosures for future years because options vest over several years and additional awards are generally made each year.

 Savings Plans

  The Company has an Employee Savings Incentive Plan which grants to all eligible employees the opportunity to invest up to 14% of their earnings in certain investment alternatives. For investments by employees of up to 6% of their earnings, the Company is obligated to and has contributed an amount equal to one-half thereof for credit to the employees' accounts. Further, the board of directors, at its discretion, may increase the Company's contribution to match up to 100% of the Company's obligated contribution. In 1996, 1995 and 1994 discretionary awards were made. The Company contributed approximately $7,742,000, $7,342,000, and $7,886,000 in 1996, 1995, and 1994, respectively, including a discretionary addition of $1,811,000, $1,794,000, and $1,877,000 in 1996, 1995 and 1994, respectively.

                      GREAT WESTERN FINANCIAL CORPORATION

NOTE 20: PREFERRED STOCK

  The following is a summary of Preferred Stock (Convertible and Nonconvertible):

                          SHARES ISSUED
                         AND OUTSTANDING   CARRYING AMOUNT    DIVIDENDS DECLARED
                           DECEMBER 31       DECEMBER 31    YEAR ENDED DECEMBER 31
                        ----------------- ----------------- -----------------------
                         1996     1995      1996     1995    1996    1995    1994
(DOLLARS IN THOUSANDS)  ------- --------- -------- -------- ------- ------- -------
8.30% Cumulative
 Nonconvertible
 (Liquidation
 preference $250)       660,000   660,000 $165,000 $165,000 $13,695 $13,695 $13,695
8.75% Cumulative
 Convertible
 (Liquidation
 preference $260.94)
 (1)                         --   517,500       --  129,375   6,600  11,320  11,320
                        ------- --------- -------- -------- ------- ------- -------
                        660,000 1,177,500 $165,000 $294,375 $20,295 $25,015 $25,015
                        ======= ========= ======== ======== ======= ======= =======

--------
(1) In September 1996, the Company redeemed all $129 million of its 8.75% Cumulative Convertible Preferred Stock.

  In September 1996, the Company called for the redemption of its $129 million, 8.75% Cumulative Convertible Preferred Stock. These shares were issued in May 1991 (see discussion below). The holders had the option to redeem their shares or convert them into shares of the Company's common stock. In the third quarter, 2,561,642 depositary shares, or 512,328 shares, were converted to 6,278,421 shares of common stock with a conversion price of $20.40 per share while 19,058 depositary shares, or 3,812 shares, were redeemed for cash totaling $994,589 or $260.94 per share. In the second quarter of 1996, 6,800 depositary shares, or 1,360 shares, were converted to 16,666 shares of common stock totaling $340,000, or $20.40 per share.

  In September 1992, the Company issued 6,600,000 depositary shares, each representing a one-tenth interest in a share of 8.30% cumulative preferred stock. The preferred stock has a liquidation value of $250 per share. The preferred stock will not be redeemable prior to November 1, 1997. Each share of preferred stock, $1.00 par value, will be redeemable at the option of the Company on or after November 1, 1997 at $250 per share, plus accrued and unpaid dividends. Dividends are cumulative from the date of issue and are payable quarterly.

  In May 1991, the Company issued 2,587,500 depositary shares, each representing a one-fifth interest in a share of 8.75% cumulative convertible preferred stock. The preferred stock had a liquidation value of $250 per share. The preferred stock was redeemable prior to May 1, 1996. Each share of preferred stock, $1.00 par value, will be redeemable for cash at the option of the Company, in whole or in part, at prices declining to $250 per share on or after May 1, 2001, from $260.94 per share on or after May 1, 1996, plus accrued and unpaid dividends. Each share of preferred stock will be convertible at the option of the holder into shares of common stock of the Company at a conversion price of $20.40 per share of common stock, subject to adjustment in certain events. Dividends are cumulative from the date of issue and are payable quarterly.

  Of the 10,000,000 shares authorized, shares of preferred stock issued and outstanding at December 31, 1996 and December 31, 1995 were 660,000 and 1,177,500, respectively.

NOTE 21: STOCKHOLDERS' EQUITY

  Authorized but unissued shares of common stock reserved for stock options were 10,529,369 at December 31, 1996 and 11,562,521 at December 31, 1995. In
addition, 4,143,928 shares of common stock had been reserved for the Dividend Reinvestment Plan.

  Parent company equity in retained earnings of subsidiaries was $1,230,221,000 at December 31, 1996 and $1,377,535,000 at December 31, 1995.

  The payment of dividends to the parent company from its subsidiaries is subject to certain regulatory requirements, restrictions imposed by lenders and federal income tax consequences.

                      GREAT WESTERN FINANCIAL CORPORATION

  Thrift institutions that met certain tests prescribed by the Internal Revenue Code were allowed a bad debt deduction for federal income tax purposes. Because of such deductions, only $628,000,000 of retained earnings of the Bank at December 31, 1996 were available for use without adverse tax consequences. This amount represents the earnings and profits of the Bank which, in accordance with the Internal Revenue Code, are available for the payment of dividends. If retained earnings in excess of earnings and profits are subsequently used by the Bank for purposes other than to absorb loan losses, including distributions in liquidation, the amounts used will be subject to federal income taxes at the then prevailing corporate tax rates. It is not contemplated that retained earnings will be used in a manner which will create federal income tax liabilities even in the event the Bank was to convert its charter.

 Rights Plan

  On June 27, 1995, the Board of Directors of the Company declared a dividend distribution of one Right (each a "Right") for each outstanding share of common stock to stockholders of record at the close of business on July 14, 1996, which was the expiration date of the rights issued under the rights plan adopted by the Board of Directors of the Company on June 24, 1986. Each Right will initially entitle the holder to purchase from the Company a unit of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $80.00 per unit, subject to adjustment. The Rights will expire July 14, 2006. The Rights may not be exercised and will not detach or trade separately from the common stock except as described below.

  The Rights will detach from the common stock and may be exercised only if a person or group becomes the beneficial owner of 15% or more of the common stock (a "Stock Acquisition"). If a Stock Acquisition occurs (except pursuant to an offer for all outstanding shares of the common stock which the Company's independent directors determine is fair to and otherwise in the best interest of the Company and its stockholders), the Rights flip-in and each Right not owned by such person will entitle the holder to purchase, at the Right's then current exercise price, common stock (or, if the number of shares of authorized common stock is insufficient to permit the full exercise of the Rights, cash, property or other securities of the Company) having a formula value equal to twice the Right's exercise price. In addition, if at any time following a Stock Acquisition, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation (other than a merger which follows an offer at the same price and for the same consideration as the offer approved by the Board of Directors of the Company as described in the immediately preceding sentence), or (ii) 50% or more of the Company's assets or earnings power is sold or transferred, the Rights flip-over and each unexercised Right will entitle its holder to purchase, at the Right's then current exercise price, common shares of the other person having a formula value equal to twice the Right's exercise price. The Rights may be redeemed by the Company at any time prior to ten days following the date of a Stock Acquisition (which period may be extended by the Company's Board of Directors at any time while the Rights are still redeemable). Upon the occurrence of a flip-in or flip-over event, if the Rights are not redeemed, the Rights would result in substantial dilution to any person who has acquired 15% or more of the outstanding common stock or who attempts to merge or consolidate with the Company. As a result, the Rights may deter potential attempts to acquire control of the Company without the approval of the Company's board of directors.

NOTE 22: CAPITAL REQUIREMENTS

  GWB is subject to minimum capital requirements as set forth by the OTS. The capital standards applicable to savings associations consist of three components--a leverage ratio requirement, a tangible capital requirement, and a risk-based capital requirement. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, including asset growth restrictions and capital distribution limitations. As of December 31, 1996 and 1995, the Company believes GWB meets all minimum capital requirements to which it is subject.

                      GREAT WESTERN FINANCIAL CORPORATION

  In addition to the minimum capital requirements, GWB is subject to federal banking agency regulations which establish a system of progressive constraints as capital levels decline at banks and savings associations. The "prompt corrective action" rules classify banks and savings institutions into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized." The OTS has authority, after an opportunity for a hearing, to downgrade an institution to a lower category, based on supervisory concerns. Institutions which are "undercapitalized" (i.e., not "well capitalized" or "adequately capitalized") are subject to restrictions on asset growth, acquisitions, branching and new business, and are subject to increasingly severe additional actions if they become "significantly undercapitalized" or "critically undercapitalized."

  As of December 31, 1996, the most recent notification from the OTS categorized GWB as well capitalized under the prompt corrective action rules. To be well capitalized, GWB must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the table below. There are no conditions or events since that notification that the Company believes have changed GWB's category.

  The following table summarizes GWB's actual capital and required capital as of December 31, 1996 and 1995:

                                            MINIMUM REQUIRED   AMOUNT REQUIRED
                                              FOR CAPITAL         TO BE WELL
                                 ACTUAL         ADEQUACY         CAPITALIZED
                              ------------  ----------------   ----------------
                              AMOUNT RATIO   AMOUNT   RATIO     AMOUNT   RATIO
                              ------ -----  -------- -------   -------- -------
   (DOLLARS IN MILLIONS)
   December 31, 1996
     Leverage/tangible ratio  $2,327  5.85%  $1,192   3.00%     $1,987    5.00%
     Tier 1 risk-based ratio   2,322  9.77      950   4.00       1,426    6.00
     Total risk-based ratio    2,669 11.23    1,901   8.00       2,377   10.00
   December 31, 1995
     Leverage/tangible ratio   2,366  5.66    1,254   3.00       2,090    5.00
     Tier 1 risk-based ratio   2,361  9.40    1,004   4.00       1,506    6.00
     Total risk-based ratio    2,966 11.81    2,008   8.00       2,510   10.00

                      GREAT WESTERN FINANCIAL CORPORATION

  The following table reconciles GWB's capital in accordance with generally accepted accounting principles ("GAAP") to GWB's tangible, core and risk-based capital as of December 31, 1996 and 1995:

                                                          DECEMBER 31
                                                     ----------------------
                                                        1996        1995
                                                     ----------  ----------
   (DOLLARS IN THOUSANDS)
   Tangible capital
     Capital in accordance with GAAP                 $2,609,015  $2,717,788
     Less:
       Goodwill                                        (182,758)   (214,367)
       Investments in and advances to non-
        permissible subsidiaries                        (22,524)    (29,810)
       Unrealized net gain on available-for sale
        investment securities carried at fair value     (76,497)   (107,640)
                                                     ----------  ----------
   Total tangible capital                             2,327,236   2,365,971
   Adjustments for core capital                              --          --
                                                     ----------  ----------
         Total core capital                           2,327,236   2,365,971
     Less:
       Fully capitalized items (limited recourse
        liability on loans sold with recourse)           (4,772)     (5,357)
                                                     ----------  ----------
         Total Tier 1 risk-based capital              2,322,464   2,360,614
     Qualifying subordinated debt                       157,718     373,499
     Allowance for loan and lease losses                193,897     256,851
     Less assets required to be deducted:
       Real estate held for investment                   (5,115)    (22,356)
       Certain loans secured by land                       (249)     (2,784)
                                                     ----------  ----------
         Total risk-based capital                    $2,668,715  $2,965,824
                                                     ==========  ==========

NOTE 23: CONTINGENCIES

  In the normal course of its business, the Company is named a defendant in various legal proceedings and claims. In the opinion of management, after consultation with outside legal counsel representing the Company in these lawsuits, their outcomes will not have a material effect on the Company's financial position, liquidity or results of operations. See Note 28.

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

                      GREAT WESTERN FINANCIAL CORPORATION

NOTE 24: PARENT COMPANY FINANCIAL INFORMATION

  Effective December 31, 1996, Blazer Financial Corporation ("BFC"), became a wholly-owned indirect subsidiary of the Company. This realignment was in the form of a dividend from GWB to GWFC in the amount of BFC's book value of $34,830,000 and the subsequent sale of BFC to Aristar.

  Effective March 31, 1994, Bryant Financial Corporation ("Bryant"), a property development subsidiary, became a wholly-owned direct subsidiary of the Company. This realignment was in the form of a dividend from GWB to GWFC in the amount of Bryant's book value of $38,442,000.

  The following summarizes dividends received by GWFC from GWB:

                             YEAR ENDED DECEMBER 31,
                            -------------------------
                              1996    1995     1994
                            -------- ------- --------
   (DOLLARS IN THOUSANDS)
   Cash dividends           $151,320 $71,320 $101,322
   Noncash dividends          34,830      --   38,442
                            -------- ------- --------
                            $186,150 $71,320 $139,764
                            ======== ======= ========

STATEMENT OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31
                                                -----------------------------
                                                  1996       1995      1994
                                                ---------  --------  --------
(DOLLARS IN THOUSANDS)
INCOME
  Dividends from Great Western Bank             $ 186,150  $ 71,320  $139,764
  Dividends from Aristar                          116,800    22,500    25,000
  Dividends from other nonbanking subsidiaries      6,700     5,000     4,500
  Management fees and interest charged to sub-
   sidiaries                                        7,986     6,814     6,959
  Income from securities and investments            6,296     8,895     8,188
  Other                                             1,219     1,136     1,848
                                                ---------  --------  --------
                                                  325,151   115,665   186,259
                                                ---------  --------  --------
EXPENSES
  Interest expense on borrowings                   67,983    59,125    56,567
  Noninterest expense                              31,491    18,036    21,703
  Federal and state taxes (credits) on income     (37,484)  (26,008)  (24,294)
                                                ---------  --------  --------
                                                   61,990    51,153    53,976
                                                ---------  --------  --------
  Earnings before undistributed net earnings of
   subsidiaries                                   263,161    64,512   132,283
  Undistributed (overdistributed) net earnings
   of subsidiaries                               (147,339)  196,510   118,951
                                                ---------  --------  --------
                                                $ 115,822  $261,022  $251,234
                                                =========  ========  ========

                      GREAT WESTERN FINANCIAL CORPORATION

  The parent company joins with its subsidiaries in filing a consolidated federal income tax return. In the return, the parent company's taxable income or loss is consolidated with the taxable income or loss of its subsidiaries. The parent company's share of income taxes is generally based on the amount of tax which would be payable if separate returns were filed, adjusted for some deficits or benefits arising from consolidation. Therefore, the parent company's equity in net earnings of subsidiaries is excluded from its computation of the provision for taxes on income for financial statement purposes. Taxes receivable consist primarily of amounts due from subsidiaries for taxes paid on their behalf.

STATEMENT OF FINANCIAL CONDITION

                                                            DECEMBER 31
                                                       ---------------------
                                                          1996       1995
                                                       ---------- ----------
(DOLLARS IN THOUSANDS)
ASSETS
Cash                                                   $    1,927 $      831
Certificates of deposit and federal funds                      --     82,000
Securities available-for-sale                              47,482     57,913
Investment in subsidiaries at cost plus equity in un-
 distributed earnings
  Great Western Bank                                    2,608,989  2,717,788
  Aristar                                                 390,358    451,570
  Other nonbanking subsidiaries                            98,945     97,882
Company owned life insurance                              179,685    163,354
Advances to subsidiaries                                  140,133     96,741
Taxes receivable                                           45,733     38,433
Other assets                                              127,201    104,223
                                                       ---------- ----------
                                                       $3,640,453 $3,810,735
                                                       ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                  $  194,278 $  162,467
Commercial paper                                           74,500     49,729
Fixed-rate notes                                          673,382    672,970
Subordinated notes                                        103,093    103,093
                                                       ---------- ----------
                                                        1,045,253    988,259
Stockholders' equity-substantially restricted (see
 Consolidated Statement of Financial Condition)         2,595,200  2,822,476
                                                       ---------- ----------
                                                       $3,640,453 $3,810,735
                                                       ========== ==========

  Following is a summary of the parent company long-term debt by maturity:

                            DECEMBER 31, 1996
                            -----------------
   (DOLLARS IN THOUSANDS)
   1998                         $249,806
   2000                          224,166
   2001 and thereafter           302,503
                                --------
                                $776,475
                                ========

                      GREAT WESTERN FINANCIAL CORPORATION

STATEMENT OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31
                                                 -------------------------------
                                                   1996       1995       1994
                                                 ---------  ---------  ---------
(DOLLARS IN THOUSANDS)
Operating Activities
  Net earnings                                   $ 115,822  $ 261,022  $ 251,234
  Noncash adjustments to net earnings
    Overdistributed (undistributed) net earnings
     of subsidiaries                               147,339   (196,510)  (118,951)
    Noncash dividends from subsidiaries            (33,768)        --    (38,380)
    Income taxes                                   (16,016)    (8,303)    31,528
    Other                                          (46,653)    (2,432)   (40,044)
                                                 ---------  ---------  ---------
  Net cash provided by operating activities        166,724     53,777     85,387
                                                 ---------  ---------  ---------
Financing Activities
  Common stock repurchased                        (176,732)        --         --
  Common stock issued                               24,452     60,195     29,842
  Redemption of preferred stock                       (998)        --         --
  Payment of cash dividends on common stock       (133,045)  (124,673)  (122,524)
  Payment of cash dividends on preferred stock     (20,295)   (25,015)   (25,015)
                                                 ---------  ---------  ---------
                                                  (306,618)   (89,493)  (117,697)
                                                 ---------  ---------  ---------
  Proceeds from issuance of long-term borrowings        --    103,093         --
  Repayments of long-term borrowings                    --    (28,250)        --
  Net change in short-term borrowings               24,771     36,298     13,431
                                                 ---------  ---------  ---------
                                                    24,771    111,141     13,431
                                                 ---------  ---------  ---------
    Net cash (used in) provided by financing
     activities                                   (281,847)    21,648   (104,266)
                                                 ---------  ---------  ---------
Investing Activities
  Proceeds from maturities                          58,073     49,852     24,863
  Purchases of securities available-for-sale       (47,922)   (19,532)   (87,754)
  Investment in subsidiaries                        24,068   (139,847)   (11,797)
                                                 ---------  ---------  ---------
  Net cash provided by (used in) investing
   activities                                       34,219   (109,527)   (74,688)
                                                 ---------  ---------  ---------
Net (decrease) in cash and cash equivalents        (80,904)   (34,102)   (93,567)
Cash and cash equivalents at beginning of year      82,831    116,933    210,500
                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year         $   1,927  $  82,831  $ 116,933
                                                 =========  =========  =========
Supplemental cash flow disclosure
Cash paid (received) for
  Interest on borrowings                         $  68,035  $  59,195  $  56,300
  Income taxes                                     (21,353)   (17,937)   (54,594)
Noncash financing activities
  Conversion of preferred stock to common stock    128,377         --         --

                      GREAT WESTERN FINANCIAL CORPORATION

NOTE 25: FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following summarizes the Company's financial instruments as defined by SFAS 107:


                                               DECEMBER 31
                             --------------------------------------------------
                                      1996                      1995
                             ------------------------  ------------------------
                              CARRYING     ESTIMATED    CARRYING     ESTIMATED
                               AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                             -----------  -----------  -----------  -----------
(DOLLARS IN THOUSANDS)
FINANCIAL ASSETS
Cash                         $   534,192  $   534,192  $   837,292  $   837,292
Certificates of deposit,
 repurchase agreements and
 federal funds                   300,100      300,100      257,125      257,125
Securities available for
 sale                          1,279,283    1,279,283    1,092,459    1,092,459
Mortgage-backed securities     7,788,551    7,688,846    9,803,441    9,858,623
Loans receivable
  Real estate                 28,471,678   28,680,595   27,296,174   27,304,438
  Consumer Finance and other
    Term                       1,731,796    1,794,761    2,064,555    2,052,536
    Nonterm                      549,969      441,388      451,848      457,237
Originated mortgage
 servicing rights                 17,018       28,260        7,034        7,034
Excess/short servicing
 rights                            7,527       15,678        3,616        6,286
FINANCIAL LIABILITIES
Deposits
  Term                       $17,236,632  $17,232,603  $17,983,752  $18,022,943
  Nonterm                     11,321,836   11,321,836   11,251,176   11,251,176
Short-term borrowings from
 FHLB                          2,011,733    2,011,733      740,080      740,080
Securities sold under
 repurchase agreements         4,197,666    4,197,666    6,868,296    6,868,296
Short-term borrowings          1,101,506    1,101,506    1,316,413    1,316,413
Long-term borrowings           3,190,908    3,357,772    2,420,845    2,603,936
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trust                100,000       99,520      100,000      101,520
DERIVATIVE FINANCIAL
 INSTRUMENTS
Loan commitments
  Fixed                      $       --   $      (267) $       --   $       (76)
  Variable                           --         8,000          --        13,164
Forward sales contracts              --            83          --           384
Standby letters of credit            --           (42)         --           (62)
Interest rate swaps                   52          739          113          320
Cash flow swaps                     (498)       9,835         (796)       9,672

  See the accompanying text for a discussion on items presented above.

  The Company is a party to financial instruments with off-balance-sheet risk and other derivative financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. All financial instruments are held or issued for purposes other than trading. These financial instruments include commitments to extend credit, at both fixed and variable rates, loans sold with credit enhancements, standby letters of credit, interest-rate caps and floors written, and interest-rate

                      GREAT WESTERN FINANCIAL CORPORATION
and cash flow swap agreements. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statement of Financial Condition. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. For interest-rate caps, floors, swap transactions, loans sold with credit enhancements, purchased put options and forward sales, the contract or notional amounts do not represent exposure to risk of loss.

  The Company extends credit and requires collateral for loans sold with credit enhancements under the same lending policies as for other real estate loans.

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

  The Company uses forward sales contracts to hedge its exposure to increasing interest rates with respect to its fixed-rate commitments. The notional amount of forward sales contract was $8,003,000 and $60,700,000 at December 31, 1996 and 1995, respectively. Forward sales contracts are used to sell specific financial instruments (fixed-rate loans) at a future date for a specified price. Gains or losses are recognized at the time the contracts mature and are recorded as a component of gain on mortgages.

  The Company uses interest-rate swaps to manage interest-rate risk and reduce interest expense by improving the execution of borrowings to which the interest-rate swap is tied. At December 31, 1996 and 1995, the Company had outstanding $109,000,000 of interest-rate swaps related to FHLB borrowings in which the Company paid a fixed rate and received a rate tied to three month LIBOR. At December 31, 1996, the rate paid was 5.26% and the rate received was 5.52%. Interest receivable on these swaps is recorded in interest receivable and interest payable is recorded in other liabilities. The income and expense related to these interest-rate swaps was recorded as a decrease or increase to interest expense on borrowings. The net benefit of interest-rate swap agreements was $369,000 for the year ended December 31, 1996, compared to a net benefit of $953,000 for the year ended December 31, 1995 and a net cost of $775,000 for the year ended December 31, 1994.

  The Company's current credit exposure on swaps is limited to the value of interest-rate swaps that have become favorable to the Company. The Company manages the potential credit exposure through careful evaluation of counterparty credit standing.

  The Company uses cash flow swap agreements to reduce its interest-rate exposure with regard to its Investor CD, an insured account which is indexed to the Standard and Poor's (S&P) 500 performance. The Company agreed to pay a fixed or variable rate in exchange for the customer receiving a return tied to the S&P 500. The notional amount of cash flow swaps was $119,481,000 and $180,711,000 at December 31, 1996 and 1995,

                      GREAT WESTERN FINANCIAL CORPORATION
respectively. The average interest rate paid by GWB was 4.85% at December 31, 1996 and 5.13% at December 31, 1995. The monthly payment is recorded in interest expense on customer accounts and the amount received is passed to the customer as the yield on the Investor CD. The exposure to accounting loss on the cash flow swap agreements in the event of the failure of a counterparty to perform according to the terms of the contract would approximate the amount of interest to be paid to the Bank's customers on the Investor CD portfolio.

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

  The Company had outstanding commitments to fund real estate loans of $791,564,000 at December 31, 1996 which consisted of $102,497,000 fixed-rate and $689,067,000 adjustable rate and $716,924,000 at December 31, 1995 which consisted of $144,587,000 fixed-rate and $572,337,000 adjustable rate.

  The Company has issued standby letters of credit from time to time to meet the credit needs of its customers. The letters of credit outstanding are generally performance guarantees supporting certain property development projects and totaled $6,970,000 at December 31, 1996 and $10,410,000 at December 31, 1995. The notional value of letters of credit does not necessarily represent future cash requirements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

  Fair value estimates and the methods and assumptions used to determine the fair value of the Company's financial instruments follow:

SHORT-TERM INVESTMENTS AND DEBT SECURITIES

  The carrying amount of short-term instruments is a reasonable estimate of their fair value. The fair value of securities available-for-sale and mortgage-backed securities is principally based on quoted market prices from various sources. For securities which have no quoted market price and are short-term in nature, the fair value is determined to be the book value at the reporting date.

                      GREAT WESTERN FINANCIAL CORPORATION

LOANS RECEIVABLE

  The fair value of loans is predominantly based on discounted future cash flows. The discount rate is based upon a projected treasury yield curve adjusted for various risk factors depending on the type of loan. The fair value of the portfolio will fluctuate with changes in interest rates.

MORTGAGE SERVICING RIGHTS

  The fair value of mortgage servicing rights, which includes excess/short servicing fees and originated mortgage servicing rights, is determined by recalculation of the discounted cash flows at market rates.

DEPOSITS

  Term deposits are stratified by remaining maturity, and fair value is calculated based on discounted future cash flows. The discount rate used was based upon a projected treasury yield curve. Fair value includes the effects of compounding where applicable.

  The fair value of nonterm deposits has been determined to be the amount payable on demand at the reporting date. Nonterm deposits include all deposits without defined maturities, such as checking, money market savings and regular savings.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND SHORT-TERM BORROWINGS

  Because of the short-term nature of these borrowings, fair value approximates book value.

LONG-TERM BORROWINGS

  Long-term borrowings are stratified by remaining maturity, and fair value is calculated based on discounted future cash flows. The discount rate used was based upon a projected treasury yield curve. The maturity used in the present value calculation of long-term, variable-rate borrowings is the date at which the borrowing would next be repriced.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  The fair value of forward sales contracts, interest rate swaps, cash flow swaps, put options purchased as a hedge of fixed-rate commitments and commitments to fund real estate loans is estimated using current market prices adjusted for various risk factors and market volatility. The fair value of letters of credit is based on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of outstanding interest-rate swaps is based on expected remaining net cash flows discounted at three-month LIBOR.

  The carrying value of off-balance-sheet financial instruments represents accruals or deferred income arising from those financial instruments.

NOTE 26: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial operating data are included in "Stockholder Data and Quarterly Information (Unaudited)" on pages 107 through 109 of this annual report on Form 10-K.

  Fourth quarter 1996 earnings included a $22.5 million gain ($14 million, or $.10 per share after tax) on the sale of the $356.6 million portfolio of student loans, which is the greater portion of the student loan business, in December. The fourth quarter also included a $68.3 million charge ($42.4 million, or $.31 per share after tax)

                      GREAT WESTERN FINANCIAL CORPORATION
for restructuring, a $50 million provision ($31 million, or $.22 per share after tax) relating to the bulk sale of nonperforming assets in the real estate loan portfolio, a $21.4 million charge ($13.3 million, or $.10 per share after tax) for the early extinguishment of a portion of two issues of the Bank's subordinated notes and an $8.4 million charge ($5.2 million, or $.04 per share after tax) for litigation.

  The third quarter 1996 loss included a $188.4 million charge ($115 million, or $.83 per share after tax) to recapitalize the Savings Association Insurance Fund ("SAIF").

  Fourth quarter 1994 earnings included a $62.3 million pretax gain ($37.1 million, or $.28 per share after tax) on the sale of 31 Florida West Coast retail banking branches sold in December. In addition, the Company wrote off approximately $11.7 million ($7.5 million, or $.06 per share, after tax) of intangibles related to interstate banking access rights.

NOTE 27: BUSINESS SEGMENTS

  Information on the Company's business segments follows:

                                    REAL
                        CONSUMER   ESTATE     RETAIL
(DOLLARS IN             FINANCE   SERVICES   BANKING    TREASURY    CONSOLIDATED
THOUSANDS)             ---------- --------  ---------- -----------  ------------
1996
Revenue(1)             $  285,900 $169,300  $  909,500 $   345,100  $ 1,709,800
Earnings before taxes      98,700   11,200     176,300     (99,600)     186,600
Average assets          2,419,100  137,300   1,308,900  39,809,700   43,675,000
Depreciation and
 amortization               9,400   30,000      83,400       2,300      125,100
Capital expenditures        3,000   17,800      29,600      11,300       61,700
1995
Revenue(1)                287,200  114,800     946,900     280,800    1,629,700
Earnings before taxes     106,600  (20,300)    290,000      45,800      422,100
Average assets          2,365,100  150,800   1,533,200  39,928,900   43,978,000
Depreciation and
 amortization              10,600   25,300      76,700       1,900      114,500
Capital expenditure           500    5,200      38,900      42,500       87,100

--------
(1) Revenue is comprised of net interest income and total non-interest income.

  The Treasury segment is being separately reported for 1996. For consistency, the 1995 disclosure has been restated to conform with this presentation. During 1995, the Company underwent a fundamental change in the way it manages and measures its lines of business. The mortgage bank and retail bank segments were separately reported for 1995. Segment data along these lines is not available for 1994.

NOTE 28: SUBSEQUENT EVENTS

  On January 27, 1997, Great Western Financial Trust II (the "subsidiary trust"), a wholly-owned subsidiary of Great Western Financial Corporation, issued $300 million of 8.206% Trust Originated Preferred Securities (the "preferred securities"). In connection with the subsidiary trust's issuance of the preferred securities, Great Western Financial Corporation issued to the subsidiary trust $309 million principal amount of its 8.206% subordinated deferrable interest notes, due 2027 (the "subordinated notes"). The sole assets of the subsidiary trust are and will be the subordinated notes. Great Western Financial Corporation's obligations under the subordinated notes and related agreements, taken together, constitute a full and unconditional guarantee by the Company of the subsidiary trust's obligations under the preferred securities.

  On February 3, 1997, the Company received preliminary approval in Federal Court of a $17.2 million settlement reached with plaintiffs in connection with the sale of uninsured investment products. Final approval of the settlement is set for April 14, 1997.

                      GREAT WESTERN FINANCIAL CORPORATION

  Effective February 25, 1997, GWFC's Board of Directors approved a Broad Based Plan (the Plan) for eligible employees who are not covered by an existing severance plan and are not offered a comparable position by an acquiring company or whose employment is terminated within 12 months of a change in control, as defined by the Plan. The minimum pay will equate to six months with the maximum of 18 months obtainable under the Plan. As a result of the adoption of this Plan, the Company will record an increase to the restructuring liability in the first quarter of 1997 of approximately $10,000,000.

  On January 28, 1997, the Board of Directors authorized the repurchase of up to 5 million shares of outstanding common stock, representing approximately 3.6% of the total number of outstanding shares at December 31, 1996. As of February 28, 1997, there had been no repurchases under this program. On March 5, 1997 the Board of Directors voted to discontinue the repurchase program.

  On March 5, 1997, the Company entered into an Agreement and Plan of Merger with Washington Mutual, Inc. (Washington Mutual), and New American Capital, Inc., an indirect wholly-owned subsidiary of Washington Mutual. Washington Mutual is a regional financial services company headquartered in Seattle, Washington. With consolidated assets of $44.6 billion at December 31, 1996, this Washington corporation operates through its principal subsidiaries, Washington Mutual Bank, American Savings Bank, F.A., and Washington Mutual Bank fsb. Under the Agreement and Plan of Merger, the Company will merge with and into New American Capital, Inc. in a tax-free exchange, pursuant to which, among other things, each outstanding share of common stock of the Company will be converted into .9 shares of common stock of Washington Mutual. Based upon the closing price of Washington Mutual's common stock on March 5, 1997, stockholders of the Company would receive shares of Washington Mutual common stock with a value of $47.93 per share of common stock of the Company. This transaction has been approved by the boards of directors of both companies. It is anticipated that this transaction will be accounted for as a pooling of interests. The Company expects the merger to be completed during the third quarter of 1997, pending the receipt of regulatory approval from the OTS and the approval of the stockholders of both companies. For additional information on the proposed merger and other related activities, see Item 1. Business "Merger Agreement with Washington Mutual, Inc.," "H. F. Ahmanson & Company's Merger Proposal" and "Litigation Relating to the Ahmanson Merger Proposal" in
Part I of this Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
 Great Western Financial Corporation

  In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Great Western Financial Corporation and its subsidiaries ("the Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 1 to the financial statements, the Company adopted accounting standards that changed its methods of accounting for mortgage servicing rights and long lived assets in 1995.

Los Angeles, California
January 22, 1997, except as to Note 28,
 which is as of March 7, 1997

                MANAGEMENT'S COMMENTARY ON FINANCIAL STATEMENTS

  Management is responsible for the integrity and objectivity of the financial statements and other information in this report. The statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances. They meet the requirements of the Securities and Exchange Commission. The financial statements reflect management's judgment and estimates relating to events not concluded by year end.

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

                                          Carl F. Geuther
                                          Vice Chairman and Chief Financial
                                           Officer

January 22, 1997

                     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               1996
                                          ------------------------------------------------
                                                      FOURTH    THIRD     SECOND   FIRST
                                            TOTAL    QUARTER   QUARTER   QUARTER  QUARTER
                                          ---------- -------- ---------  -------- --------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
Interest income                           $3,233,931 $801,547 $ 800,514  $806,942 $824,928
Interest expense                           1,855,914  466,536   461,742   454,994  472,642
                                          ---------- -------- ---------  -------- --------
Net interest income                        1,378,017  335,011   338,772   351,948  352,286
Noninterest income                           331,825  114,096    63,713    78,103   75,913
Provision for loan losses                    208,971   85,900    41,671    39,300   42,100
Noninterest expense                        1,314,249  357,675   429,089   260,180  267,305
                                          ---------- -------- ---------  -------- --------
Earnings (loss) before taxes                 186,622    5,532   (68,275)  130,571  118,794
Taxes (benefit) on income                     70,800      400   (28,400)   51,300   47,500
                                          ---------- -------- ---------  -------- --------
Net earnings (loss)                       $  115,822 $  5,132 $ (39,875) $ 79,271 $ 71,294
                                          ========== ======== =========  ======== ========
Per common share:
  Primary earnings (loss)                 $      .69 $    .01 $    (.31) $    .52 $    .47
  Fully diluted earnings (loss)                  .69      .01      (.31)      .52      .47
  Dividends                                      .98      .25       .25       .25      .23
  Stock price:
    High                                             $ 31 1/8 $26 3/4    $ 24 1/2 $ 26 1/8
    Low                                                27      21 1/8      21 3/4   22 1/2
    End of period                                      29      26 1/2      23 7/8   24 1/8
Per preferred depositary share:
  Dividends
    Cumulative convertible                $    2.552 $     -- $  .36450  $1.09375 $1.09375
    Cumulative                                 2.075   .51875    .51875    .51875   .51875
  Stock price
    Cumulative convertible
      High                                                    $62 1/4    $ 61 3/8 $ 65 1/4
      Low                                                      56 3/8      56 1/4   58
    Cumulative
      High                                           $ 26     $25 57/64  $ 26     $ 26 1/8
      Low                                              25 3/8  25 1/4      25 1/8   25 3/8

  Exchange Listings: New York Stock Exchange, Pacific Stock Exchange and London Stock Exchange. Approximate number of common stockholders of record at December 31, 1996: 9,724.

  Under regulations, retained earnings are subject to substantial restrictions for the payment of dividends. See Note 21 in Item 8, "Financial Statements and Supplementary Data."

                                                               1995
                                          -----------------------------------------------
                                                      FOURTH    THIRD    SECOND   FIRST
                                            TOTAL    QUARTER   QUARTER  QUARTER  QUARTER
                                          ---------- -------- --------- -------- --------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
Interest income                           $3,238,711 $834,887 $ 839,097 $807,661 $757,066
Interest expense                           1,936,582  484,046   505,498  497,064  449,974
                                          ---------- -------- --------- -------- --------
Net interest income                        1,302,129  350,841   333,599  310,597  307,092
Noninterest income                           327,668  106,471    76,159   74,857   70,181
Provision for loan losses                    187,700   50,300    46,600   43,200   47,600
Noninterest expense                        1,019,975  253,445   249,823  259,018  257,689
                                          ---------- -------- --------- -------- --------
Earnings (loss) before taxes                 422,122  153,567   113,335   83,236   71,984
Taxes (benefit) on income                    161,100   55,000    44,800   32,800   28,500
                                          ---------- -------- --------- -------- --------
Net earnings (loss)                       $  261,022 $ 98,567 $  68,535 $ 50,436 $ 43,484
                                          ========== ======== ========= ======== ========
Per common share:
  Primary earnings (loss)                 $     1.72 $    .67 $     .45 $    .32 $    .28
  Fully diluted earnings (loss)                 1.71      .66       .45      .32      .28
  Dividends                                      .92      .23       .23      .23      .23
  Stock price:
    High                                             $ 27 1/8 $23 3/4   $ 22 1/2 $ 18 7/8
    Low                                                22 5/8  20 1/4     18 7/8   16
    End of period                                      25 3/8  23 3/4     20 5/8   18 5/8
Per preferred depositary share:
  Dividends
    Cumulative convertible                $    4.375 $1.09375 $ 1.09375 $1.09375 $1.09375
    Cumulative                                 2.075   .51875    .51875   .51875   .51875
  Stock price
    Cumulative convertible
      High                                           $ 67 7/8 $62 3/4   $ 60 3/8 $ 55 5/8
      Low                                              58 1/4  57 1/2     55 1/2   50 3/8
  Cumulative
      High                                           $ 26 1/8 $26 13/64 $ 25 7/8 $ 24 7/8
      Low                                              25 3/8  25 1/4     24 3/8   22 3/4

                                                                   1994
                                              ----------------------------------------------
                                                          FOURTH   THIRD    SECOND   FIRST
                                                TOTAL    QUARTER  QUARTER  QUARTER  QUARTER
                                              ---------- -------- -------- -------- --------
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
   Interest income                            $2,629,718 $704,611 $661,312 $633,803 $629,992
   Interest expense                            1,307,448  385,076  330,544  296,080  295,748
                                              ---------- -------- -------- -------- --------
   Net interest income                         1,322,270  319,535  330,768  337,723  334,244
   Noninterest income                            367,897  134,331   74,723   81,378   77,465
   Provision for loan losses                     207,200   52,800   49,700   52,900   51,800
   Noninterest expense                         1,076,433  265,192  264,361  271,146  275,734
                                              ---------- -------- -------- -------- --------
   Earnings (loss) before taxes                  406,534  135,874   91,430   95,055   84,175
   Taxes (benefit) on income                     155,300   47,200   34,200   39,200   34,700
                                              ---------- -------- -------- -------- --------
   Net earnings (loss)                        $  251,234 $ 88,674 $ 57,230 $ 55,855 $ 49,475
                                              ========== ======== ======== ======== ========
   Per common share:
     Primary earnings (loss)                  $     1.69 $    .61 $    .38 $    .38 $    .32
     Fully diluted earnings (loss)                  1.69      .61      .38      .38      .32
     Dividends                                       .92      .23      .23      .23      .23
     Stock price:
       High                                              $ 19     $ 20 7/8 $ 19 3/8 $ 20 1/2
       Low                                                 15 3/4   18 3/8   15 3/8   16 1/8
       End of period                                       16       19 1/4   18 3/8   16 1/8
   Per preferred depositary share:
     Dividends
       Cumulative convertible                 $    4.375 $1.09375 $1.09375 $1.09375 $1.09375
       Cumulative                                  2.075   .51875   .51875   .51875   .51875
     Stock price
       Cumulative convertible
         High                                            $ 56 5/8 $ 59 1/8 $ 58 1/4 $ 62 5/8
         Low                                               50 1/8   55 1/4   53 3/4   55 3/4
       Cumulative
         High                                            $ 24 3/8 $ 25 1/8 $ 25     $ 26 7/8
         Low                                               22 1/8   24       23       24 1/8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See General Note to Part III.

ITEM 11. EXECUTIVE COMPENSATION

  See General Note to Part III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See General Note to Part III.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See General Note to Part III.

GENERAL NOTE TO PART III

  Pursuant to General Instruction G to Form 10-K, the other information required by Part III (Items 10, 11, 12 and 13) of Form 10-K not disclosed above will be either (i) incorporated by reference to the Definitive Proxy Statement for Great Western Financial Corporation's 1997 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission not later than April 30, 1997, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements

  See index to Item 8, "Financial Statements and Supplementary Data" on page
51.

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

  3.2 Certificate of Designations of GWFC's 8.30% Cumulative Preferred Stock (filed as an exhibit to GWFC's Current Report on Form 8-K dated September 9, 1992, event date September 2, 1992, and incorporated herein by reference).

  3.3 By-laws of GWFC as in effect on the date of this report (filed as an exhibit to GWFC's Current Report on Form 8-K dated June 30, 1995, event date June 27, 1995, and incorporated herein by reference).

  3.4 Amendments to By-laws of GWFC (filed as an exhibit to GWFC's current report on Form 8-K dated February 20, 1997, event date February 20, 1997, and incorporated herein by reference).

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

 10.1 Rights Agreement dated as of June 27, 1995, between GWFC and First Chicago Trust Company of New York (filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1995, event date June 27, 1995, and incorporated herein by reference).

 10.2 Consulting Agreement between GWFC and James F. Montgomery dated April 25, 1995 (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

 10.3* Employment Agreement between GWFC and John F. Maher dated December 19,
       1989 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

 10.4* Amendment to Employment Agreement between GWFC and John F. Maher effective December 10, 1996.

 10.5* Employment Agreement between GWFC and Carl F. Geuther dated as of
       March 1, 1988 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.6* Amendment No. 1 to Employment Agreement between GWFC and Carl F. Geuther effective December 10, 1996.

10.7* Employment Agreement between GWFC and Michael M. Pappas dated as of March 1, 1988 (filed as an exhibit to GFWC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.8* Amendment No. 1 to Employment Agreement between GWFC and Michael M. Pappas effective December 10, 1996.

10.9* Employment Agreement between GWFC and A. William Schenck III dated as of July 31, 1995 (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.10* Amendment No. 1 to Employment Agreement between GWFC and A. William
       Schenck, III effective December 10, 1996.

10.11* Employment Agreement between GWFC and J. Lance Erikson dated as of March
       1, 1988 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference).

10.12* Amendment No. 1 to Employment Agreement between GWFC and J. Lance
       Erikson effective December 10, 1996.

10.13* Employment Agreement between GWFC and Jaynie M. Studenmund dated as of
       April 15, 1996 (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

10.14* Amendment No. 1 to Employment Agreement between GWFC and Jaynie M.
       Studenmund effective December 10, 1996.

10.15* Employment Agreement between GWFC and Ray W. Sims dated as of January
       6, 1997.

10.16* Supplemental Executive Retirement Plan as amended through July 25,
       1995 (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

10.17* Amendment No. 1996-1 to GWFC Supplemental Executive Retirement Plan
       1988 Restatement (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

10.18* Amendment No. 1996-2 to GWFC Supplemental Executive Retirement Plan effective December 10, 1996.

10.19* 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan as amended (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.20* Addendum to the 1979 Incentive and Nonstatutory Stock Option and
       Appreciation Plan (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.21* Form of Non-Qualified Stock Option Agreement relating to the 1979
       Incentive and Nonstatutory Stock Option and Appreciation Plan utilized from April 20, 1982 to April 22, 1986 (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 2-67233 on Form S-8, and incorporated herein by reference).

10.22* Form of Non-Qualified Stock Option Agreement relating to the 1979 Incentive and Nonstatutory Stock Option and Appreciation Plan utilized from April 22, 1986 through 1988 (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 2-67233 on Form S-8, and incorporated herein by reference).

10.23*  The 1988 Stock Option and Incentive Plan (as amended effective July 26,
        1994), (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

10.24* Amendment No. 1996-1 to the 1988 Stock Option and Incentive Plan, effective December 10, 1996.

10.25* Form of Director Stock Option Agreement (filed as an exhibit to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan and incorporated herein by reference).

10.26* Form of Director Stock Option Agreement effective January 3, 1994, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.27* Form of Employee Non-Qualified Stock Option Agreement (filed as an exhibit to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan and incorporated herein by reference).

10.28* Revised Form of Non-Qualified Stock Option Agreement effective January 28, 1992 (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 33-21469 on Form S-8 pertaining to GWFC's 1988 Stock Option and Incentive Plan and incorporated herein by reference).

10.29* Revised Form of Non-Qualified Stock Option Agreement effective January 25, 1994, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.30* Form of Non-Qualified Stock Option Agreement (Early Vesting Provisions), (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.31* Revised Form of Non-Qualified Stock Option Agreement effective December 12, 1994, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.32* Form of Great Western Financial Corporation Employee Nonqualified Stock Option Agreement, effective December 10, 1996.

10.33* Amendment No. 1996-1 to Form of Nonqualified Stock Option Agreement, effective December 10, 1996.

10.34* Form of Great Western Financial Corporation Senior Officer's Non-Qualified Stock Option Agreement effective January 23, 1996, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

10.35* Form of Great Western Financial Corporation Senior Officer's Nonqualified Stock Option Agreement, effective December 10, 1996.

10.36*  Special Non-Qualified Stock Option Agreement dated as of April 25,
        1995 and amendments to Non-Qualified Stock Option Agreements dated February 26, 1991, January 25, 1994, and December 12, 1994 with James F. Montgomery (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.37* Form of Restricted Stock Award Agreement and General Provisions Applicable to Restricted Stock Awards Granted Under the 1988 Stock Option and Incentive Plan (filed as an exhibit to Post-Effective Amendment No. 3 to GWFC's Registration Statement No. 33-21469 on Form S-8, and incorporated herein by reference).

10.38* General Provisions applicable to Performance Restricted Stock Awards granted under the Great Western Financial Corporation 1988 Stock Option and Incentive Plan, as amended (March 1994) (filed as an exhibit to GWFC's quarterly report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

10.39* General Provisions applicable to Performance Restricted Stock Award granted to James F. Montgomery, as amended effective December 28, 1995 (filed as an exhibit to GWFC's quarterly report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

10.40 Amendment No. 1996-1 to General Provisions Applicable to Performance Restricted Stock Awards Granted Under 1988 Stock Option and Incentive Plan, effective December 10, 1996.

10.41* GWFC Deferred Compensation Plan (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.42* Amendment No. 2 to GWFC Deferred Compensation Plan 1992 Restatement (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.43* Amendment No. 1996-2 to GWFC Deferred Compensation Plan, dated December 10, 1996.

10.44* GWFC Senior Officers' Deferred Compensation Plan (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.45* Amendment No. 2 to Senior Officer's Deferred Compensation Plan 1992 Restatement (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.46* Amendment No. 1996-2 to Senior Officer's Deferred Compensation Plan, dated December 10, 1996.

10.47* GWFC Directors' Deferred Compensation Plan (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference).

10.48* Amendment to GWFC Directors', Senior Officers' and basic Deferred Compensation Plans (1992 Restatement) (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.49* Amendment No. 2 to Directors' Deferred Compensation Plan 1992 Restatement. (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.50* Amendment No. 1996-2 to Directors' Deferred Compensation Plan, dated December 10, 1996.

10.51* GWFC Umbrella Trust for Senior Officers (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by reference).

10.52* Amendment to GWFC Umbrella Trust for Senior Officers effective October 25, 1994 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).

    10.53* Amendment No. 1996-1 to Umbrella Trust for Senior Officers, effective
           December 10, 1996.

    10.54* GWFC Umbrella Trust for Directors (filed as an exhibit to GWFC's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by reference).

    10.55 Amendment No. 1996-1 to Umbrella Trust for Directors, dated December 10, 1996.

    10.56 Omnibus Amendment 1995-1 to the Supplemental Executive Retirement Plan, Deferred Compensation Plans, Retirement Restoration Plan, and Umbrella Trusts replacing the Finance Committee of the Board of Directors with the Compensation Committee of the Board of Directors as administrator of the plans (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

    10.57* Restated Retirement Plan for Directors (filed as an exhibit to GWFC's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

    10.58* Summary of certain additional executive benefits (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

    10.59* Employee Home Loan Program (filed as an exhibit to GWFC's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

    10.60* Amendment No. 1996-1 to Employee Home Loan Program, effective
           December 10, 1996.

    10.61* GWFC Annual Incentive Compensation Plan for Executive Officers,
           (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

    10.62* Amendment no. 1996-1 to Annual Incentive Compensation Plan for
           Executive Officers, effective December 10, 1996.

    10.63* GWFC Retirement Restoration Plan effective January 1, 1994, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

    10.64* Amendment 1996-1 to GWFC Retirement Restoration Plan (filed as an exhibit to GWFC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

    10.65* Amendment No. 1996-2 to Retirement Restoration Plan effective
           December 10, 1996.

    10.66  Special Severance Plan adopted December 10, 1996.

    10.67  Broad Based Plan adopted February 24, 1997.

    10.68 Omnibus Amendment 1997-1 amending the definition of change in control in the Employment Agreements, amended and restated as of December 10, 1996 between GWFC and John Maher, J. Lance Erikson, Carl F. Geuther, Michael M. Pappas, A. William Schenck III, and Jaynie M. Studenmund, the Employment Agreement between GWFC and Ray W. Sims, effective January 6, 1997, the GWFC 1988 Stock Option and Incentive Plan, as amended December 10, 1996, the GWFC Annual Incentive Compensation Plan for Executive Officers, as amended December 9, 1996, the GWFC Senior Officers' Deferred Compensation Plan (1992 Restatement), as amended December 10, 1996, the GWFC Directors' Deferred Compensation Plan (1992 Restatement), as amended December 10, 1996, the GWFC Supplemental Executive Retirement Plan (1988 Restatement), as amended December 10, 1996, the Great Western Retirement Restoration Plan, as amended December 10, 1996, the GWFC Umbrella Trust for Senior Officers, as amended December 10, 1996 and Umbrella Trust for Directors, as amended December 10, 1996, the Employee Home Loan Program (revised and restated as of April 27, 1993), as amended December 10, 1996, the GWFC Special Severance Plan, effective December 10, 1996, approved and adopted by the Board of Directors on February 20, 1997.

    10.69 Agreement and Plan of Merger By and Among Washington Mutual, Inc., New American Capital, Inc., and Great Western Financial Corporation, dated as of March 5, 1997.

    11.1  Statement re Computation of Per Share Earnings.

    12.1  Computation of Ratios of Earnings to Fixed Charges.

    21.1  Subsidiaries.

    23.1  Consent of Price Waterhouse LLP included on page 119 of this Form 10-
          K.

    24.1  Power of Attorney included on page 117 of this Form 10-K.

    27.1  Financial Data Schedule.

  Exhibits will be supplied to any such stockholder at a charge equal to the Company's cost of copying, postage and handling. Written requests should be directed to:

                              CORPORATE SECRETARY
                      GREAT WESTERN FINANCIAL CORPORATION
                              9200 OAKDALE AVENUE
                       CHATSWORTH, CALIFORNIA 91311-6519

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated February 20, 1997 was filed with the SEC reporting the adoption of an amendment to Great Western Financial Corporation's Bylaws.

    A Current Report on Form 8-K dated January 27, 1997, included exhibits relating to the 8.206% Capital Securities, Series A, of the Great Western Financial Trust II.

    A Current Report on Form 8-K dated January 22, 1997, reporting the Company's earnings for the fourth quarter of 1996 and annual earnings for 1996.

    A Current Report on Form 8-K dated December 2, 1996 reported that the Company would take a pre-tax restructuring charge of between $65 and $70 million in the fourth quarter of 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Great Western Financial Corporation

 March 5, 1997                                     /s/ John F. Maher
________________                          By: _________________________________
      DATE                                     JOHN F. MAHER, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 5, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

          /s/ John F. Maher
-------------------------------------
    JOHN F. MAHER, PRESIDENT AND
       CHIEF EXECUTIVE OFFICER
    (PRINCIPAL EXECUTIVE OFFICER)

         /s/ Carl F. Geuther
-------------------------------------
 CARL F. GEUTHER, VICE CHAIRMAN AND
       CHIEF FINANCIAL OFFICER
    (PRINCIPAL FINANCIAL OFFICER)

        /s/ Barry R. Barkley
-------------------------------------
    BARRY R. BARKLEY, SENIOR VICE
            PRESIDENT AND
  CONTROLLER (PRINCIPAL ACCOUNTING
              OFFICER)

       /s/ James F. Montgomery
-------------------------------------
  JAMES F. MONTGOMERY, DIRECTOR AND
        CHAIRMAN OF THE BOARD

       /s/ Dr. David Alexander               /s/ Enrique Hernandez, Jr
-------------------------------------  -------------------------------------
    DR. DAVID ALEXANDER, DIRECTOR        ENRIQUE HERNANDEZ, JR., DIRECTOR

                                               /s/ Charles D. Miller
-------------------------------------  -------------------------------------
   H. FREDERICK CHRISTIE, DIRECTOR          CHARLES D. MILLER, DIRECTOR

        /s/ Stephen E. Frank                 /s/ Dr. Alberta E. Siegel
-------------------------------------  -------------------------------------
     STEPHEN E. FRANK, DIRECTOR           DR. ALBERTA E. SIEGEL, DIRECTOR

        /s/ John V. Giovenco                  /s/ Willis B. Wood, Jr.
-------------------------------------  -------------------------------------
     JOHN V. GIOVENCO, DIRECTOR            WILLIS B. WOOD, JR., DIRECTOR

         /s/ Firmin A. Gryp
-------------------------------------
      FIRMIN A. GRYP, DIRECTOR

                       INDEX OF ADDITIONAL FINANCIAL DATA

                               DECEMBER 31, 1995

                                                                           PAGES
                                                                           -----
Consent of Independent Accountants........................................  119

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-19884, 33-63535, 33-60206 and 333-19711), on Form S-4 (Nos. 33-15135 and 33-17705)
and on Form S-8 (Nos. 2-67233, 2-90750, 33-6174, 33-21469 and 333-12655) of
Great Western Financial Corporation of our report dated January 22, 1997, except as to Note 28, which is as of March 7, 1997, appearing on page 105 of this Form 10-K.

                                          /s/ Price Waterhouse LLP

Los Angeles, California
March 10, 1997