Form 10-K405/A
period 1996-12-31
GREAT WESTERN FINANCIAL CORP
filed 1997-04-30
CIK 43512

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                  FORM 10-K/A

(MARK ONE)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
  For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
 For the transition period from     to

Commission File Number: 1-4075

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 775-3411

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                  ON WHICH REGISTERED
             -------------------                 ---------------------
    Common Stock, $1 par value (and accompa-    New York Stock Exchange
    nying Preferred Stock Purchase Rights)      Pacific Exchange, Inc.
                                                London Stock Exchange
    8.30% Cumulative Preferred Stock, $1 par
     value                                      New York Stock Exchange
    8 1/4% Trust Originated Preferred Securi-   New York Stock Exchange
    ties of Great Western Financial Trust I

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART III

  Capitalized terms used herein and not otherwise defined herein shall have the respective meanings assigned to such terms in Great Western's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   DIRECTORS

  The Great Western Board is divided into three classes: Class I, Class II and Class III. Generally, each director (other than those elected to fill vacancies on the Great Western Board) serves until the date of the third annual meeting following his or her election and until his or her successor is elected and qualified. The term of office for each of the Class II, Class III and Class I directors ends on the date of the annual meetings in 1997, 1998 and 1999, respectively, and the election and qualification of their respective successors occurs on the same dates.

                                                                 SHARES OWNED
                                                    FIRST YEAR  BENEFICIALLY AT
        NAME         AGE   PRINCIPAL OCCUPATION      ELECTED   MARCH 31, 1997(1)
        ----         ---   --------------------     ---------- -----------------
 CLASS II DIRECTORS
 John V. Giovenco     60 Consultant                    1985          41,250(4)
 Firmin A. Gryp       69 Retired, formerly             1982         103,644(2)
                          Executive Vice
                          President, Great
                          Western
 James F. Montgomery  62 Chairman and former           1975         680,488(3)
                          Chief Executive
                          Officer, Great Western
 Alberta E. Siegel    66 Professor Emerita of          1976          25,000(4)
                          Psychology, Stanford
                          University School of
                          Medicine
 CLASS III DIRECTORS
 Stephen E. Frank     55 President and Chief           1993          10,750(5)
                          Operating Officer,
                          Edison International, a
                          public utility company
 Enrique Hernandez,   41 President, Inter-Con          1993           9,250(5)
  Jr.                     Security Systems, Inc.,
                          a worldwide provider of
                          security and facility
                          support services
 John F. Maher        53 President and Chief           1976         611,762(6)
                          Executive Officer,
                          Great Western
 Willis B. Wood, Jr.  62 Chairman and Chief            1990          16,750(7)
                          Executive Officer,
                          Pacific Enterprises,
                          the holding company of
                          Southern California Gas
                          Company
 CLASS I DIRECTORS
 David Alexander      64 President Emeritus and        1973          22,675(4)
                          Trustees' Professor,
                          Pomona College
 H. Frederick Chris-  63 Consultant                    1984          26,250(4)
  tie
 Charles D. Miller    69 Chairman and Chief            1981          30,460(8)
                          Executive Officer,
                          Avery Dennison
                          Corporation, a
                          manufacturer of self-
                          adhesive materials and
                          office products

--------
(1) Certain directors share with their spouses voting and investment powers with respect to these shares. The percentage of shares beneficially owned by any director does not exceed one percent of the outstanding shares of Great Western Common Stock.
(2) Includes 21,250 shares subject to options granted to this director under the 1988 Stock Option and Incentive Plan which are exercisable within 60 days of May 9, 1997 and 112 shares held by the trustee under the Employee Savings Incentive Plan.
(3) Includes 570,600 shares subject to options exercisable within 60 days of May 9, 1997 and 945 shares held by the Trustee under the Employee Savings Incentive Plan.
(4) Includes 21,250 shares subject to options granted to this director under the 1988 Stock Option and Incentive Plan which are exercisable within 60 days of May 9, 1997.
(5) Includes 8,750 shares subject to options granted to this director under the 1988 Stock Option and Incentive Plan which are exercisable within 60 days of May 9, 1997.
(6) Includes 396,137 shares subject to options exercisable within 60 days of May 9, 1997 and 25 shares held by the trustee under the Employee Savings Incentive Plan.
(7) Includes 16,250 shares subject to options granted to this director under the 1988 Stock Option and Incentive Plan which are exercisable within 60 days of May 9, 1997.
(8) Includes 18,750 shares subject to options granted to this director under the 1988 Stock Option and Incentive Plan which are exercisable within 60 days of May 9, 1997.

  Mr. Giovenco is a consultant and former President and Director of ITT Sheraton Corporation which he joined in 1993. Previously he was an officer and director of Hilton Hotels Corporation serving in various capacities since 1972, including serving as the President of the Hilton Gaming Division from 1986 to 1993. He was formerly a partner at Pannel Kerr Forster, Certified Public Accountants. Mr. Giovenco is a graduate of Loyola University in Chicago, Illinois. He serves on the Board of Trustees of the University of Nevada, Las Vegas Foundation and American Institute of Certified Public Accountants and is the Former Chairman of the Nevada Resort Association. Mr. Giovenco, a director since 1985, advised the Company in late 1996 that he would not stand for reelection to the Great Western Board.

  Mr. Gryp retired from his position as Executive Vice President of Great Western and its principal subsidiary, GWB, in 1987. He began his savings and loan career at Salinas Valley Savings-Loan Association in 1950. He was named Executive Vice President and Managing Officer of that association in 1952, a position he held until the association merged with Palo Alto Savings and Loan Association (later known as Northern California Savings, a Federal Savings and Loan Association ("NCS")) in 1969. Mr. Gryp was President, Managing Officer and a Director of NCS after that merger. He has served as President and as a Director of the Western League of Savings Institutions. He is Vice President and Director of the Community Foundation of Monterey County and President of Public Recreation Unlimited.

  Mr. Montgomery is Chairman of the Great Western Board, a position he has held since 1981. He served as Chief Executive Officer of the Company from 1979 until his retirement on December 28, 1995. Prior to becoming Chief Executive Officer, he served as a Director and President of the Company beginning in 1975, and as Chief Operating Officer from 1975-1979. Mr. Montgomery commenced his savings and loan career in 1960 with Great Western. Before rejoining Great Western, he was a Director and President of United Financial Corporation and its subsidiary, Citizens Savings and Loan Association, having served those companies from 1964 to 1975. A graduate of the University of California at Los Angeles, he is a former Chairman of America's Community Bankers and a Director of the Federal Home Loan Mortgage Corporation, the Local Initiatives Support Corporation and UCLA's Chancellor's Associates and a former director of the Federal Home Loan Bank of San Francisco. He is a Trustee of the Neighborhood Housing Services of America and the Founding Director of the Hollywood Presbyterian Medical Center. He is also a member of the Los Angeles Sports Council and the UCLA Board of Visitors.

  Dr. Siegel was Professor of Psychology, Stanford University School of Medicine, where she served on the faculty from 1963 until 1997. A graduate of Stanford University, she is past President of the Stanford Faculty Club and of the Board of the Stanford Historical Society and past Governor of Stanford Associates. She has held numerous consulting and advisory positions with federal agencies in the fields of science and health and is past Editor of the Journal Child Development, published by the Society for Research in Child Development, and co-Editor of its book Child Development Research and Social Policy. She is also past President of the Division on Developmental Psychology of the American Psychological Association and past President of the Board of the Senior Coordinating Council of Palo Alto. Dr. Siegel serves on the Professional Advisory Committees of the

Peninsula Children's Center and the Children's Health Council, both of Palo Alto, and is a Trustee of the Menninger Foundation, Topeka, Kansas and a member of its Board of Directors for the Menninger Clinic. She is also Director of the Board of the Children's Television Resource and Education Center, San Francisco.

  Mr. Frank is President and Chief Operating Officer of Edison International (formerly, Southern California Edison). Prior to joining Edison International, Mr. Frank was President and Chief Operating Officer of Florida Power & Light Company, the principal subsidiary of the FPL Group from which he resigned in 1995. He was formerly Executive Vice President and Chief Financial Officer of TRW, Inc. and Vice President, Treasurer and Controller of GTE Corporation. A graduate of Dartmouth College and the University of Michigan Business School, Mr. Frank is a Director of Edison International, SCEcorp and the Business and Industry Political Action Committee and a former Director of FPL Group.

  Mr. Hernandez has been President of Inter-Con Security Systems, Inc., a worldwide provider of security and facility support services, since 1986, having previously served as Executive Vice President and as Vice President and Assistant General Counsel. He is also a co-founder and principal partner of Interspan Communications. Mr. Hernandez is Vice Chairman and Director of the Children's Hospital of Los Angeles, Director of McDonald's Corporation, founding Director and interim Chief Executive Officer of California Healthcare Foundation, nominee for Director of Nordstrom, Trustee of Pomona College and of Notre Dame University and former President of the Los Angeles Police Commission. Mr. Hernandez is a graduate of Harvard University and the Harvard Law School.

  Mr. Maher is the President and Chief Executive Officer of Great Western and GWB and the Chairman of the Board of GWB. He served as President and Chief Operating Officer of the Company from 1986 until his promotion to Chief Executive Officer on December 27, 1995. Before returning to the Company in 1986, he was a Managing Director of Lehman Brothers Kuhn Loeb Incorporated, an investment banking firm, and its successor, having joined that firm in 1979. Mr. Maher served as Executive Vice President, Finance of Great Western from 1973 until 1976, when he resigned to renew his association with Blyth Eastman Dillon & Co. Inc., an investment banking firm, where he served as Executive Vice President, Director and member of the Executive Committee until 1979. Mr. Maher is a Director of Baker Hughes Incorporated, a diversified provider of products and services to the petroleum and continuous process industries. A graduate of Menlo College and the Wharton School of Finance and Commerce, University of Pennsylvania, he is a Director and past President of Big Brothers of Greater Los Angeles, a member of the Board of Trustees of Trout Unlimited, a Trustee of the Cate School, a member of the California Business Roundtable, a member of the National Board of Trustees of the Boys and Girls Clubs of America and Overseer of the Huntington Library, Art Collections and Gardens.

  Mr. Wood is Chairman, Chief Executive Officer and a Director of Pacific Enterprises, the holding company of Southern California Gas Company of which he is also a Director. Mr. Wood served in various operating and staff positions, including as an executive officer of Pacific Enterprises' subsidiaries since 1960 and was named President of Pacific Enterprises in 1989, Chief Executive Officer in 1991 and Chairman in 1992. A graduate of the University of Tulsa, he is Vice Chairman of Harvey Mudd College and a Trustee of the University of Southern California and the Southwest Museum. Mr. Wood is also a Director of the California Medical Center Foundation, the Automobile Club of Southern California, the Los Angeles World Affairs Council, the National Association of Manufacturers, and the California Chamber of Commerce, as well as a member of the California Business Roundtable and the RAND Graduate School Committee of Visitors.

  Dr. Alexander is President Emeritus and Trustees' Professor of Pomona College and served as President of Pomona College from 1969 to 1991. He is also American Secretary of the Rhodes Scholarship Trust, and a Trustee of the Teachers Insurance and Annuity Association, the Seaver Institute, the Woodrow Wilson National Fellowship Foundation and the Wenner Gren Foundation for Anthropological Research (New York). Dr. Alexander is Overseer of the Huntington Library, Art Collections and Gardens and Director of the Children's Hospital Los Angeles. He also served as a Director of the Los Angeles Area Chamber of Commerce and as a Director of KCET, Community Television of Southern California. A graduate of Rhodes College, he served as its President from 1965 to 1969. Dr. Alexander received his doctorate from Oxford University.

  Mr. Christie is a consultant specializing in strategic and financial planning. He retired in 1990 as President and Chief Executive Officer of The Mission Group, the non-utility subsidiaries of SCEcorp. Prior to that he served as President of Southern California Edison Company, having joined that company as a financial analyst in 1957. A graduate and post-graduate of the University of Southern California, Mr. Christie is a Director or Trustee of eighteen mutual funds(/1/) advised by the Capital Research and Management Company and a Director of AECOM Technology Corporation, International House of Pancakes, Inc., Ultramar Diamond Shamrock Corporation, Southwest Water Company and Ducommun Incorporated. He is Chairman and Trustee of the Natural History Museum of Los Angeles County, and a member of the Board of Councilors for the School of Public Administration at the University of Southern California.

  Mr. Miller is Chairman, Chief Executive Officer and Director of Avery Dennison Corporation, a manufacturer of self-adhesive materials, tapes and office products. He has served in that capacity since 1983, having joined that firm in 1964 and served as its Chief Operating Officer from 1975 to 1977 and as President and Chief Executive Officer from 1977 to 1983. A graduate of Johns Hopkins University, he also serves as Chairman of the Board of United Way of Greater Los Angeles, and as a Director of Edison International, Pacific Mutual Life Insurance Company, and Nationwide Health Properties, Inc. Mr. Miller is a Trustee of Johns Hopkins University and Occidental College and a member of the Amateur Athletic Foundation of Los Angeles and the Korn/Ferry International advisory board. He has also served as the chairman of the Los Angeles Area Chamber of Commerce.

BOARD COMMITTEES

  The Company has standing Audit and Finance, Compensation, Director Affairs and Public Policy Committees of the Great Western Board. Except for Mr. Maher, who serves on the Director Affairs Committee, the directors serving on these committees are not executive officers or employees of the Company.

  The Audit and Finance Committee makes recommendations to the Great Western Board regarding the selection of independent accountants, as well as the services to be performed and fees to be paid, and maintains effective communication with the accountants. The committee also reviews the scope and results of internal and external audits, and the status and effectiveness of internal controls, as well as financial statements to be included in the Company's annual reports. It reviews and concurs in the appointment or replacement of the director of internal audit and reviews and approves the Company's liquidity investment policies and asset/liability management policies. It also authorizes debt and equity financing and recommends dividend policy and action to the Great Western Board.

  The Compensation Committee reviews and recommends to the Great Western Board of levels of compensation for executive officers and material terms of employment agreements for executive officers, as well as the adoption of, or major amendments to, executive and employee benefit plans. The committee also administers the Company's benefit programs for directors and executive officers, authorizes bonus awards and payments under the Company's Annual Incentive Compensation Plan for Executive Officers, and authorizes the grants of stock options, restricted stock and similar awards under the Company's Stock Incentive Plans. The committee also reviews and approves investment policy for the Company's retirement plans and savings incentive plans.

  The Director Affairs Committee evaluates, in consultation with the Chairman of the Board and Chief Executive Officer, qualifications of prospective Great Western Board members and recommends nominees for election or reelection as directors at the annual meeting of stockholders. While the Director Affairs Committee normally is able to identify from its own resources an ample number of qualified candidates, it will consider stockholder suggestions of persons to be considered as nominees to fill future vacancies on the Great Western
--------
(1) American Funds Tax-Exempt Series, American Funds Income Series, American High Income Municipal Bond Fund, American High-Income Trust, American Mutual Fund, Inc., American Variable Insurance Series, Bond Fund of America, Inc., Capital Income Builder, Inc., Capital World Bond Fund, Inc., Capital World Growth and Income Fund, Inc., Cash Management Trust of America, Intermediate Bond Fund of America, Limited Term Tax-Exempt Bond Fund of America, New Economy Fund, Tax-Exempt Bond Fund of America, Small Cap World Fund, Inc., Tax-Exempt Money Fund of America, and U.S. Treasury Money Fund of America.

Board. Such suggestions must be sent in writing to the Secretary at the Company's address and must be accompanied by detailed biographical and occupational data on the prospective nominee, along with a written consent of the prospective nominee to consideration of his or her name by the committee. The committee will consider the age of the prospective nominee and whether he or she possesses integrity and moral responsibility, sound business judgment, good health, breadth of business or other experience, leadership in the nominee's field of endeavor, an appreciation of the role of a publicly held corporation in society, a willingness to represent the interests of all stockholders rather than the special interests of a particular group, and other qualities which facilitate an independent, consultive and deliberative Great Western Board and there must be no legal impediment to the nominee serving as a director. However, the selection of nominees of the Great Western Board remains solely within the discretion of the Great Western Board. The Company's By-laws include additional requirements regarding nominations at a stockholders' meeting of persons other than nominees of the Great Western Board. In addition to the foregoing, the committee recommends to the Great Western Board changes in Great Western Board compensation and makes recommendations regarding the assignment of Great Western Board members to various committees. It reviews annually with the Great Western Board the skills and characteristics of current Great Western Board members and its assessment of the Great Western Board's performance. It also monitors the Great Western Board's independence and reviews every three years, in consultation with the Chairman and Chief Executive Officer, each director's continued membership on the Great Western Board. The committee also assesses the appropriateness of continued Great Western Board membership for directors who change their existing job responsibilities.

  The Public Policy Committee reviews the Company's compliance with the Community Reinvestment Act and related fair housing and fair lending laws. It also reviews and recommends to the Great Western Board corporate policy regarding community and government relations, codes of conduct (including the Company's ethics and conflicts of interest policies), equal opportunity matters, charitable contributions and other broad social, political and public issues.

  The Great Western Board met eleven times in 1996 and the aggregate number of meetings of the Great Western Board and of the Audit and Finance, Compensation, Director Affairs and Public Policy Committees totaled 26. The members of these committees and the number of meetings held during 1996 were:

  AUDIT AND FINANCE COMMITTEE      COMPENSATION COMMITTEE      DIRECTOR AFFAIRS COMMITTEE    PUBLIC POLICY COMMITTEE
         (6 MEETINGS)                   (6 MEETINGS)                   (1 MEETING)                (2 MEETINGS)
  Stephen E. Frank, Chair-
   man                          Willis B. Wood, Jr., Chairman Alberta E. Siegel, Chairman   David Alexander, Chairman
  David Alexander, Secre-
   tary                         H. Frederick Christie         Firmin A. Gryp, Vice Chairman Firmin A. Gryp
  H. Frederick Christie         Stephen E. Frank              David Alexander               Enrique Hernandez, Jr.
  John V. Giovenco              John V. Giovenco              Stephen E. Frank              Alberta E. Siegel
  Firmin A. Gryp                Enrique Hernandez, Jr.        John F. Maher
  Enrique Hernandez, Jr.        Charles D. Miller             James F. Montgomery
  Charles D. Miller                                           Willis B. Wood, Jr.
  Alberta E. Siegel
  Willis B. Wood, Jr.

                              EXECUTIVE OFFICERS

  The following table sets forth the names, ages and positions of the executive officers of the Company, the date each became an officer of the Company and GWB, and the number of shares of Great Western Common Stock beneficially owned, directly or indirectly, by each of them on March 31, 1997. Executive officers are elected annually, have employment agreements as described below and, except for Mr. Pappas, hold the same positions with GWB as they hold with Great Western.

                                                                   SHARES OWNED
                                                         OFFICER  BENEFICIALLY AT
           NAME           AGE         POSITION            SINCE  MARCH 31, 1997(1)
           ----           ---         --------           ------- -----------------
 John F. Maher             53 President and Chief         1986       611,762(2)
                              Executive Officer
 Carl F. Geuther           51 Vice Chairman and Chief     1986       220,350(3)
                               Financial Officer
 Michael M. Pappas         64 Vice Chairman and           1986       249,525(4)
                               President, Consumer
                               Finance Division
 A. William Schenck III    53 Vice Chairman               1995        68,288(5)
 J. Lance Erikson          54 Executive Vice              1982       119,959(6)
                               President, Secretary
                               and General Counsel
 Ray W. Sims               42 Executive Vice President    1997             --
 Jaynie M. Studenmund      42 Executive Vice President    1996        23,100(7)

--------
(1) Certain executive officers share with their spouses voting and investment powers with respect to these shares. The percentages of shares beneficially owned by any executive officer does not exceed one percent of the outstanding shares of Great Western Common Stock.
(2) Includes 396,137 shares subject to options exercisable within 60 days of May 9, 1997 and 25 shares held by the Trustee under the Employee Savings Incentive Plan.
(3) Includes 179,845 shares subject to options exercisable within 60 days of May 9, 1997.
(4) Includes 172,500 shares subject to options exercisable within 60 days of May 9, 1997.
(5) Includes 49,762 shares subject to options exercisable within 60 days of May 9, 1997.
(6) Includes 99,010 shares subject to options exercisable within 60 days of May 9, 1997 and 112 shares held by the Trustee under the Employee Savings Incentive Plan.
(7) Includes 12,500 shares subject to options exercisable within 60 days of May 9, 1997.

  As of March 31, 1997, all directors and executive officers as a group beneficially owned 2,238,251 shares of Great Western Common Stock, or approximately 1.62% of the class.(1)

  Biographical information concerning Mr. Maher is given under the caption "DIRECTORS."

  Mr. Erikson has been Executive Vice President, General Counsel and Secretary since 1986 and has been with Great Western and its predecessors for 28 years. He is in charge of the Company's Legal Division.

  Mr. Geuther became Vice Chairman in 1996 and has been Chief Financial Officer since 1986. He previously was the Chief Financial Officer of Aristar and has been with Great Western and Aristar for 22 years.

  Mr. Pappas became Vice Chairman in 1996 and is President of the Consumer Finance Division which was acquired as part of the Aristar acquisition in 1983. Mr. Pappas was made President of the Consumer Finance Division of Aristar in 1976 and he has been with Great Western and Aristar for 42 years.

  Mr. Schenck became Vice Chairman in 1996, after joining Great Western on August 1, 1995. Mr. Schenck is in charge of the Retail Banking, Real Estate Services and Great Western Financial Securities Corporation. Prior to joining the Company, he served as Executive Vice President of Consumer Banking at PNC Bank Corp., a position he held since 1991. Mr. Schenck's career with PNC Bank Corp. and its predecessor, Pittsburgh National Bank, spanned 26 years.
--------
(1) Includes options to purchase 2,013,991 shares under employee stock options which are exercisable on or within 60 days of May 9, 1997, and 1,219 shares held in trust under the Employee Savings Incentive Plan with respect to which such persons have the right to direct the vote.

  Ms. Studenmund joined Great Western and GWB on April 15, 1996, as an Executive Vice President and director of GWB Retail Banking Division. Her responsibilities include all branch operations in California and Florida, business banking, consumer lending, direct banking, branch administration services and marketing. Prior to joining the Company, Ms. Studenmund served as Executive Vice President and retail banking group manager at First Interstate Bank of California, a position she held since 1995. Her career with First Interstate Bank spanned 11 years and included various line and staff positions.

  Mr. Sims joined Great Western and GWB on January 6, 1997, as Executive Vice President of the Real Estate Services Division. Prior to joining the Company, Mr. Sims served as President and Chief Executive Officer of Knutson Mortgage Corporation in Minneapolis, a position he held since 1995, and as President of the Residential Express Division of GE Capital Mortgage Services, Inc., in Cherry Hill, New Jersey from 1992 until 1995. Before joining GE Capital, Mr. Sims served as President of First Prime Mortgage Corporation, a New England mortgage banking firm.

ITEM 11. EXECUTIVE COMPENSATION

  The following table and accompanying notes show for John F. Maher, Chief Executive Officer, and the four next highest paid executive officers of the Company as of December 31, 1996 (the "named Executive Officers"), the aggregate indicated compensation paid by the Company and its subsidiaries to such persons during the three fiscal years then ending.

                          SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION          LONG TERM COMPENSATION
                         --------------------------------- --------------------------
                                                              AWARDS       PAYOUTS
                                                           ------------ -------------
          (A)            (B)    (C)     (D)       (E)          (F)           (G)          (H)
                                                 OTHER
                                                 ANNUAL     SECURITIES                 ALL OTHER
NAME AND PRINCIPAL            SALARY   BONUS  COMPENSATION  UNDERLYING      LTIP      COMPENSATION
     POSITION            YEAR ($)(1)  ($)(1)     ($)(2)    OPTIONS/SARS PAYOUTS($)(3)    ($)(4)
------------------       ---- ------- ------- ------------ ------------ ------------- ------------
John F. Maher            1996 780,000 369,720   196,380      375,000      3,396,094      33,594
 President and Chief     1995 650,000 303,225   165,505            0             --      27,780
 Executive Officer       1994 650,000 295,750   239,966      150,000             --      27,638
Michael M. Pappas        1996 437,500 157,500    63,072      120,000      1,455,469      17,500
 Vice Chairman and Pres-
  ident,                 1995 420,000 163,850        --            0             --      16,800
 Consumer Finance Divi-
  sion                   1994 410,000 176,988       832       70,000             --      16,400
A. William Schenck III   1996 416,000 131,456    61,950      150,000        423,475      14,800
 Vice Chairman           1995 399,996 153,500    45,178            0             --           0
Carl F. Geuther          1996 385,000 121,660    89,022      130,000      1,164,375      15,400
 Vice Chairman and Chief 1995 372,000 129,018    70,035            0             --      14,900
 Financial Officer       1994 360,000 131,040    81,316       70,000             --      14,400
J. Lance Erikson         1996 300,000  94,800    42,301       90,000        582,188      12,000
 Executive Vice Presi-
  dent,                  1995 285,000 106,362    50,835            0             --      11,400
 Secretary and General
  Counsel                1994 275,000 100,100    55,464       40,000             --      11,000

--------
(1) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

(2) Amounts shown include, when applicable, that portion of interest earned on deferred compensation accounts above 120% of the applicable federal rate, country club dues, personal use of corporate aircraft, the estimated economic benefit of preferential loans made under the Home Loan Program shown in the table on page 128 and described further at pages 126 and 127, and the incremental cost to the Company of (a) Company provided automobiles; (b) tax and financial planning advice by third parties; and
    (c) insurance which provides reimbursement for health and dental costs in excess of the amount payable under the Company's group health and dental plans. Perquisites in excess of 25% of the total perquisites reported in column (e) for 1996 include the following: Mr. Maher: economic benefit of personal use of aircraft--$46,665; Mr. Pappas: economic benefit of company automobiles--$17,931, excess medical and dental coverage--$19,189, economic benefit of preferential loans--$25,952; Mr. Schenck: economic benefit of preferential loans--$42,888; Mr. Geuther: economic benefit of excess medical and dental coverage--$28,661, economic benefit of preferential loans--$35,044; Mr. Erikson: economic benefit of preferential loans--$23,726.

(3) Mr. Schenck was awarded a total of 21,544 shares of performance-based restricted stock in 1995. Such restricted shares generally vest in three to ten years; vesting may be accelerated upon the occurrence of certain events, including the achievement of performance goals, and all such restricted shares vest immediately upon the occurrence of a Change in Control (as described under the caption "EMPLOYEE BENEFIT PLANS-- Restricted Stock"). On January 23, 1996, shares of restricted stock held by the named Executive Officers, valued at the then current market value of $23.375 per share, vested as follows: Mr. Maher, 87,500 shares, valued at $2,045,313; Mr. Pappas, 37,500 shares, valued at $876,563; Mr. Geuther, 30,000 shares, valued at $701,250; and Mr. Erikson, 15,000 shares, valued at $350,625. On February 1, 1996, 10,772 shares of restricted stock held by Mr. Schenck vested, valued at $257,182 (based on the then current market value of $23.875 per share). On December 9, 1996, shares of restricted stock held by the named Executive Officers, valued at the then current market value of $30.875 per share, vested as follows: Mr. Maher, 43,750 shares, valued at $1,350,781; Mr. Pappas, 18,750 shares, valued at $578,906; Mr. Schenck, 5,386 shares, valued at $166,293; Mr. Geuther, 15,000 shares, valued at $463,125; and Mr. Erikson, 7,500 shares, valued at $231,563. At year-end 1996, the named Executive Officers held shares of restricted stock, valued at the then current market value of $29.00 per share, as follows: Mr. Maher, 43,750 shares, valued at $1,268,750; Mr. Pappas, 18,750 shares, valued at $543,750; Mr. Schenck, 5,386 shares, valued at $156,194; Mr. Geuther, 15,000 shares, valued at $435,000; and Mr. Erikson, 7,500 shares, valued at $217,500. Dividends are paid on restricted stock at the same rate payable to common stockholders and are not reflected in the amount reported.

(4) The amounts shown in this column for 1996 consist of the following respective amounts: (a) Mr. Maher: Employee Savings Incentive Plan and related supplemental matches--$31,200; Split Dollar Term Insurance Premium--$2,394; (b) Mr. Pappas: Employee Savings Incentive Plan and related supplemental matches--$17,500; (c) Mr. Schenck: Employee Savings Incentive Plan and related supplemental matches--$14,800; (d) Mr. Geuther:
    Employee Savings Incentive Plan and related supplemental matches--$14,476; deferred compensation plan matches and makeups--$924; (e) Mr. Erikson:
    Employee Savings Incentive Plan and related supplemental matches--$12,000.

EMPLOYMENT AGREEMENTS

  Mr. Maher's employment agreement with Great Western, as amended to date, provides for a rolling three-year term and provides for various benefits, including a current annual salary of $860,000 which is subject to periodic review and increase, but not decrease. The agreement provides for various payments to Mr. Maher or his beneficiaries in the event of his death, disability, or termination without "Cause" (as defined in the agreement), including a death benefit payment to his beneficiaries equal to 250% of his then current salary, reduced by the amount of company-provided life insurance proceeds. Mr. Maher's beneficiaries would also be entitled to receive continued payment of 50% of his then current salary until the time when he would have been age 65 but in no event for a period less than ten years, as well as continuation of certain insurance benefits for two years. Upon termination due to disability, Mr. Maher would continue to receive, until death or his 65th birthday, whichever occurs first, 50% of the sum of his current salary plus his average bonus over the prior three years, less benefits payable under the Company's long-term disability plan, and continuation of certain other benefits. In the event of a termination without Cause, Mr. Maher would receive his current salary for the remaining term of the agreement and a full or partial bonus payment for the year of termination, without offset for subsequent employment. He would also be entitled to continuation of certain other benefits for the same period, and a pro-rata payment of long-term incentive benefits. In the event of a qualifying termination following a Change in Control (as hereinafter defined) (or during the pendency of a Potential Change in Control (as hereinafter defined) or during the 6-month period thereafter), Mr. Maher is entitled to a lump-sum severance payment equal to three times the sum of his salary and target bonus; payment of a pro-rata target bonus to the date of termination (if termination occurs in the same year in which a Change in Control occurs, such payment will be offset by amounts received under the Annual Incentive Compensation Plan for Executive Officers in connection with such Change in Control); continuation of welfare-type benefits for three years; immediate vesting of restricted shares and stock options (where such qualifying termination occurs during the pendency of a Potential Change in Control or during the 6-month period thereafter); and credit for years of service and years of age equal to the remaining term of his agreement for purposes of calculating his benefits under the Supplemental Executive Retirement Plan. For purposes of Mr. Maher's employment agreement: (i) a "Change in Control" is defined generally as (a) a change in the majority of the Great Western Board, subject to certain exceptions; (b) any Person (as defined in the agreement) becoming the beneficial owner of 25% or more of either the outstanding shares of Great Western Common Stock or the combined voting power of the Company's then outstanding securities; (c) consummation of the sale of all or substantially all of the assets of the Company; (d) consummation of a merger or consolidation of the Company other than one immediately following which the Company's stockholders continue to hold at least 75% of the combined voting power of the voting securities of the Company or the surviving corporation or any parent thereof (provided, that if a February 20, 1997 amendment to Mr. Maher's agreement which raised the threshold percentage to 75% would prevent a transaction intended to qualify as a "pooling of interests" from so qualifying, such threshold percentage will be 60%); or (e) stockholder approval of the liquidation or dissolution of the Company; and (ii) a "Potential Change in Control" generally occurs upon (a) any Person becoming the beneficial owner of 15% or more of either the outstanding shares of Great Western Common Stock or the combined voting power of the Company's then outstanding securities; (b) the execution by the Company of an agreement, or the public announcement by the Company or any Person of an intention to take (or to consider taking) actions the consummation of which would result in a Change in Control; (c) the filing with the FDIC or the OTS of an application for Change in Control; or (d) the Great Western Board's adoption of a resolution to the effect that a Potential Change in Control has occurred. Mr. Maher's agreement provides that he may elect to terminate his employment, without a material breach by the Company, and receive the benefits described above during the period commencing no earlier than eighteen months following a Change in Control and ending no later than the second anniversary of such Change in Control; provided, that the eighteen-month minimum period will not apply if, at any time during the first year following such Change in Control, more than 50% of the non-employee members of the Great Western Board as of the date immediately preceding the Change in Control are no longer members of the Great Western Board; and provided further, that, if Mr. Maher elects to so terminate his agreement, cash benefits which would become payable will be reduced by 25%. In addition, the Company will pay any additional amount necessary to make Mr. Maher whole with respect to any excise tax that may be assessed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), in respect of payments made to Mr. Maher under his employment agreement and any other Great Western plan, agreement or arrangement in which Mr. Maher participates. If all of the payments and benefits to which Mr. Maher may become entitled in connection with a Change in Control are in the aggregate less than the maximum amount he is entitled to receive without incurring a liability under Section 4999 of the Code for any reason (including that some or all of such entitlements do not constitute parachute payments), then he will be entitled to receive such maximum amount. In the event of a good-faith dispute regarding interpretation of the terms or enforcement of the provisions of his employment agreement, Mr. Maher is entitled to recover reasonable attorney's fees. Under the terms of the Merger Agreement, consummation of the Merger will constitute a Change in Control for purposes of Mr. Maher's employment agreement.

  Great Western has employment agreements with the other named Executive Officers (and with Jaynie M. Studenmund and Ray W. Sims, the other executive officers of Great Western that are not named Executive Officers), which have initial terms of three years and provide for rolling two-year terms at the end of the first contract year unless earlier terminated. The base annual salaries for Messrs. Pappas, Schenck, Geuther, Erikson and Sims and Ms. Studenmund under their employment agreements are $450,000, $450,000, $400,000, $315,000,
$340,000 and $350,000, respectively, subject to periodic review and increase, but not subject to decrease unless done in conjunction with a pro-rata salary reduction applicable to all Great Western officers.

  The employment agreements, as amended to date, provide for various benefits to each other executive officer or such officer's beneficiaries in the event of death, disability, or termination without "Cause" (as defined in the agreements) and in the event of a qualifying termination following a Change in Control or during the pendency of a Potential Change in Control (or during the 6-month period thereafter). In the event of the executive officer's death, his or her beneficiaries would be entitled to payment of the executive officer's salary and continuation of certain insurance benefits for one year. Upon termination due to disability, the executive officer would receive 50% of the sum of his or her current salary plus average bonus over the prior three years, less benefits under the Company's long term disability plan, until the disability ends, but not later than age 65 or for a period greater than ten years. In all other respects, the terms of these agreements are substantially similar to those contained in Mr. Maher's employment agreement, except that the agreements do not provide the right to terminate the agreements without a material breach by the Company during the period commencing eighteen months following a Change in Control and ending twenty-four months following such Change in Control. Under the terms of the Merger Agreement, consummation of the Merger will constitute a Change in Control for purposes of these employment agreements.

  In December 1996, the Board adopted amendments to the employment agreements with the executive officers which, among other things, revised the definition of a Change in Control and provided for severance and other benefits to become payable upon a qualifying termination of employment during the pendency of a Potential Change in Control or during the 6-month period thereafter. In February 1997, the Board adopted an amendment to these agreements which further revised the definition of a Change in Control, with the proviso that if such revision would prevent a transaction intended to qualify as a pooling of interests from so qualifying, such amendment would have no force in effect. The definition of a Change in Control, as amended, and the provision of certain benefits as described above, are as set forth in the description of Mr. Maher's employment agreement.

COMPENSATION OF DIRECTORS

  Directors Fees. Mr. Maher is the only director who is an employee of Great Western. See "--Employment Agreements" for a description of Mr. Maher's employment contract. Directors, other than Mr. Maher, are paid an annual retainer of $25,000 for service to both the Great Western Board and the GWB Board and combined attendance fees totalling $1,800 for each Great Western Board and GWB Board meeting attended. Chairpersons of committees receive an attendance fee of $1,500 for presiding over their committee meetings, vice chairs receive an attendance fee of $1,250 and committee members receive an attendance fee of $1,000. Additionally, each chairperson of a committee receives an annual fee of $3,000, vice chairs receive an annual fee of $1,500 and the secretary of the Audit and Finance Committee receives an annual fee of $2,000. Directors are also offered insurance coverage similar to that provided under the Company's health and dental plans and are provided with travel and accident insurance coverage for travel to and from Board and committee meetings at no cost to them. Mr. Maher is not paid any fees or additional remuneration for his service as a member of the Great Western Board or any committee, but he is eligible to receive benefits under the Directors' Retirement Plan, described below. The amounts referred to above do not include the economic benefit of preferential loans under the Company's Home Loan Program described on pages 126 and 127.

  Consulting Agreement with Mr. Montgomery. Mr. Montgomery's consulting agreement with Great Western (the "Consulting Agreement"), effective December 29, 1995 for an initial term of five years (the "Consulting Period"), contemplates that Mr. Montgomery serve as Chairman of the Great Western Board through December 31, 1997, and thereafter upon election by the Great Western Board (but he shall continue in any case to serve as a director of Great Western and GWB during the Consulting Period). Pursuant to the terms of the Consulting Agreement, during the Consulting Period, Mr. Montgomery will devote substantial time and attention as required, but no less than half time (if and to the extent requested), to promoting the business affairs and interests of Great Western and its affiliates. In addition to his compensation as a director (including non-employee director stock options under the Company's stock incentive plans, and benefits under the Director's Retirement Plan described below), Mr. Montgomery receives an annual consulting fee of $485,000. He is not entitled to receive awards under any bonus plan or incentive plan for employees of Great Western during the Consulting Period. The Consulting Agreement extends Mr. Montgomery's outstanding $500,000 personal, unsecured loan maturity to December 31, 1999 or, under certain circumstances, to the end of the Consulting Period.

  In connection with his retirement as Chief Executive of Great Western and GWB, the Company granted to Mr. Montgomery a stock option (the "Special Option") to purchase 300,000 Common Shares, which will generally become exercisable at the rate of 25% per year commencing April 26, 1996, and, once exercisable, the Special Option may be exercised at any time thereafter until the first to occur of (i) April 24, 2005, (ii) termination for cause (as defined in the Consulting Agreement), (iii) termination of the Consulting Agreement, or if it is deemed terminated in accordance with its terms, two years after the Consulting Agreement would have otherwise terminated (until the assumed date of termination, the Special Option will continue to vest as provided therein), or (iv) two years after a termination of all services (including services as a Director) for any other reason (except that the Special Option will be exercisable only to the extent exercisable on the date of a termination by reason of death or disability (as defined in the Consulting Agreement) or a termination of such services by Mr. Montgomery (other than a termination to which clause (iii) applies)). During the term of the Consulting Agreement, awards of restricted stock granted to Mr. Montgomery while he was an employee of Great Western and GWB will continue to vest in accordance with the terms of the related restricted stock award agreement and generally will vest in full on December 31, 2000 if Mr. Montgomery has continued to provide services to Great Western in accordance with the terms of the Consulting Agreement.

  Mr. Montgomery's payments under the Company's Supplemental Executive Retirement Plan commenced on January 1, 1996, without any offset for benefits payable under the Retirement Plan, which generally will not be payable until he ceases to perform services for Great Western and GWB. The Consulting Agreement provides that, in the event of his death, Mr. Montgomery's beneficiaries would be entitled to a payment equal to 250% of Mr. Montgomery's then current annual consulting fee, reduced by the amount of Company-provided life insurance proceeds. Mr. Montgomery's beneficiaries would also be entitled to receive continued payment of 50% of his then current annual consulting fee for a period of 10 years, also reduced by life insurance proceeds. In addition, Mr. Montgomery's family would be entitled to continuation of certain insurance benefits for two years. Upon termination of the Consulting Agreement due to disability, Mr. Montgomery would continue to receive, until the disability ends, but no later than age 65, 50% of his then current annual consulting fee, less benefits payable under the Company's long-term disability plan. He would also be entitled to continuation of certain other benefits. In the event of a termination without cause, or if Mr. Montgomery voluntarily terminates the Consulting Agreement following a material breach by the Company, he will receive his consulting fees at the current rate for what would have been the remainder of the term of the Consulting Agreement absent such termination, and the Special Option and awards of restricted stock previously granted to Mr. Montgomery would continue to vest during the same period. In the event of a voluntary termination of Mr. Montgomery's service following a material breach by the Company after a Change in Control (as defined in the Consulting Agreement), all restricted shares and that portion of the Special Option which is then unvested shall immediately vest. In no event will payments to Mr. Montgomery which are contingent upon a Change in Control under applicable tax rules ("parachute payments") exceed limits specified by the Code, that currently approximate three times the average of his compensation for the prior five years (the "Section 280G Limit"). Notwithstanding the foregoing, if the value of such aggregate entitlement constituting parachute payments is less than the Section 280G Limit for any reason (including that some or all of such entitlement does not constitute a parachute payment), Mr. Montgomery is entitled to receive the Section 280G Limit. A Change in Control occurs under the Consulting Agreement when anyone acquires ownership of 25% or more of the Company's outstanding voting stock and the directors of the Company immediately before such acquisition cease to constitute five-sixths of the Great Western Board or any successor board of directors. Under the terms of the Merger Agreement, consummation of the Merger will constitute a Change in Control for purposes of the Consulting Agreement.

  Directors' Retirement Plan. The Great Western Directors' Retirement Plan, as amended to date ("Directors' Retirement Plan"), provides retirement benefits to directors. Upon termination of service on the Great Western Board, each eligible director is entitled to an annual retirement benefit equal to the sum of the annual retainer paid to members of the Great Western Board plus twelve times the monthly meeting fee, both as in effect at the time of the director's termination. Benefits are payable for a period equal to the number of years that the eligible director served as a director. Such benefits will be provided to the surviving spouse or other designated beneficiary following the death of an eligible director.

  Director Stock Option Program. Upon adoption of the 1988 Stock Option and Incentive Plan, as amended to date (the "1988 Stock Plan"), each non-employee director was granted automatically, subject to stockholder approval of such Plan, a nonqualified option under the 1988 Stock Plan's Non-Employee Director Program to purchase 2,500 shares of Great Western Common Stock at the then fair market value of such shares. Each non-employee who thereafter becomes a director is also automatically granted such an option upon becoming a director. Annually, each non-employee director automatically is granted an option (an "Annual Option") to purchase 2,500 shares of Great Western Common Stock. No non-employee director may receive options to purchase more than 2,500 shares in any calendar year. The purchase price per shares of Great Western Common Stock covered by each Annual Option, payable in cash and/or shares, is the fair market value of the shares of

Great Western Common Stock on the date the option is granted. Annual Options become exercisable in 50% installments on the first and second anniversary of their grant, and, unless earlier terminated, terminate ten years after they are granted. The exercise prices of Annual Options granted in 1995, 1996 and 1997 were $16.00, $26.125, and $28.75, respectively.

  If a non-employee director's services as a Great Western Board member are terminated as a result of death, disability or retirement after age 72, Annual Options will become immediately exercisable in full and will remain exercisable for a period of two years or until the expiration of the stated term of the option, whichever period is shorter. If a non-employee director's services are terminated for any other reason, any then exercisable portion of an Annual Option will be exercisable for a period of three months or the balance of the option's term, whichever period is shorter.

  The 1988 Stock Plan provides for full vesting and exercisability of the Annual Options in the event of a Change in Control of the Company. The term "Change in Control" is defined in the 1988 Stock Plan as it is defined in Mr. Maher's employment agreement (described on pages 117, 118 and 119 of this Form 10-K/A). Under the terms of the Merger Agreement, consummation of the Merger will constitute a Change in Control for purposes of the 1988 Stock Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The following table shows for each member of the Compensation Committee: (i) the largest aggregate amount of indebtedness to the Company in excess of $60,000 outstanding from January 1, 1996 to March 31, 1997; (ii) the nature of the indebtedness; (iii) the outstanding balance of the indebtedness on March 31, 1997; and (iv) the annual rate of interest charged on the indebtedness.

       NAME OF
     COMPENSATION           LARGEST                        INDEBTEDNESS
      COMMITTEE            AGGREGATE        NATURE OF     OUTSTANDING AT    INTEREST
        MEMBER          INDEBTEDNESS ($) INDEBTEDNESS(1) MARCH 31, 1997($) RATE (%)(2)
     ------------       ---------------- --------------- ----------------- -----------
H. Frederick Christie       769,068.70     Residential         741,808        4.71
                            285,190.10     Residential         278,473        4.71
Stephen E. Frank          1,390,895.85     Residential       1,362,415        4.81
                          1,063,300.00     Residential       1,052,602        4.81
John V. Giovenco            533,642.54     Residential         520,222        4.71
Enrique Hernandez, Jr.      918,988.05     Residential         903,101        4.81
                          1,400,000.00     Residential       1,384,214        4.81
Charles D. Miller         1,072,418.58     Residential       1,049,981        4.81
Willis B. Wood, Jr.         714,366.89     Residential         698,764        4.71
                            396,966.62     Residential         389,192        4.81

--------
(1)Loans secured by the same residence are aggregated.

(2) Interest on these loans is generally at monthly adjustable rates equal to the Company's cost of funds plus .25%. This rate was approximately 2.22% to 2.42% below that on similar loans to the public during 1996.

  The residential loans described above were made pursuant to the Company's Home Loan Program described on pages 126 and 127 and are secured by trust deeds or mortgages on the respective residences of the members of the Compensation Committee.

                            EMPLOYEE BENEFIT PLANS

  The material which follows in this section describes certain provisions made by the Company and its subsidiaries pursuant to certain stock option, restricted stock, deferred compensation, employee savings, pension or other incentive plans now in effect, that provide for severance, termination or Change in Control benefits to the named Executive Officers, other than group life and accident insurance, group hospitalization and similar group payments and benefits.

STOCK BENEFIT PLANS

  The 1988 Stock Plan provides for various types of stock incentives, including stock options, restricted shares, bonus stock and performance shares. The only awards granted to date under the 1988 Stock Plan have been stock options and restricted stock (with performance vesting features). With respect to options granted under the 1988 Stock Plan, the Administrator may, with the consent of a holder, substitute awards or modify the terms and conditions of any outstanding award to extend the exercisability and term (subject to the maximum term limits), reduce the price, accelerate exercisability or vesting or preserve benefits of the award. The 1988 Stock Plan provides for automatic acceleration of the exercisability of awards and accelerated vesting of awards upon a Change in Control or upon a qualifying termination of employment during the pendency of a Potential Change in Control (or during the six-month period thereafter). Under the 1988 Stock Plan, the terms "Change in Control" and "Potential Change in Control" are defined as they are in Mr. Maher's employment agreement. Under the terms of the Merger Agreement, consummation of the Merger will constitute a Change in Control for purposes of the 1988 Stock Plan.

OPTIONS

  There were no grants of SARs to the named Executive Officers in 1996 and the following market priced stock options were granted to the named Executive Officers in 1996 based in part on performance in 1995 and 1996 (the first number in each column represents the award for 1995 performance and the second number represents the award for 1996 performance):

                       OPTION GRANTS IN LAST FISCAL YEAR

         (A)                 (B)           (C)           (D)             (E)           (F)
                          NUMBER OF
                          SECURITIES    % OF TOTAL
                          UNDERLYING    GRANTED TO                                 GRANT DATE
                           OPTIONS     EMPLOYEES IN EXERCISE PRICE                   PRESENT
   NAME                 GRANTED (#)(1) FISCAL YEAR   ($/SHARE)(2)  EXPIRATION DATE VALUE($)(3)
   ----                 -------------- ------------ -------------- --------------- -----------
John F. Maher              175,000         4.58         23.375        01/23/06     $  971,250
                           200,000         5.23         30.875        12/09/06     $1,334,000
Michael M. Pappas           70,000         1.83         23.375        01/23/06     $  388,500
                            50,000         1.31         30.875        12/09/06     $  333,500
A. William Schenck III      70,000         1.83         23.375        01/23/06     $  388,500
                            80,000         2.09         30.875        12/09/06     $  533,600
Carl F. Geuther             60,000         1.57         23.375        01/23/06     $  333,000
                            70,000         1.83         30.875        12/09/06     $  466,900
J. Lance Erikson            40,000         1.05         23.375        01/23/06     $  222,000
                            50,000         1.31         30.875        12/09/06     $  333,500

--------
(1) These options vest and become exercisable in 25% installments on each of the first four anniversaries of their grant, subject to acceleration in certain circumstances such as a Change in Control. The options have a 10-year term, subject to earlier termination in certain circumstances related to termination of employment. The instrument setting forth the terms of the option may provide that the exercise price of the option may be satisfied by delivery of previously owned shares or by the withholding of shares having a fair market value at the date of exercise equal to such exercise price. At the election of the optionee, the Company's tax withholding obligation with respect to the exercise of the option may also be satisfied by the withholding of shares having a fair market value at the date of exercise equal to such obligation.
(2) All stock options were granted at the fair market value on the date of grant.
(3) The shares were valued based on the Black-Scholes option pricing model adapted for use in valuing executive stock options using the following assumptions for the January 23, 1996 grant: the 52 week average stock price of $19.82, three year historical average stock price volatility of .2288, a three year historical average dividend yield of 3.63%, a risk-free rate equal to the 52 week average of ten-year Treasury Bonds of 6.60% and an option term of 10 years. The shares granted on December 9, 1996, were valued based on the Black-Scholes option pricing model adapted for use valuing executive stock options using the following assumptions: the 52 week average stock price of $24.37, three year historical average stock price volatility of .2319, a three year historical average dividend yield of 3.69%, a risk free rate equal to the 52 week average of ten year Treasury Bonds of 6.53% and an option term of 10 years. The valuation method is hypothetical.

  The following table shows for each of the named Executive Officers the shares acquired on exercise of options during 1996, the difference between the exercise price and the market value of the underlying shares on the date of exercise, and (as to outstanding options at December 31, 1996) the number of unexercised options and the aggregate unrealized appreciation on "in-the-money," unexercised options held at such date:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

         (A)                (B)        (C)           (D)                (E)
                                                  NUMBER OF
                                                 SECURITIES           VALUE OF
                                                 UNDERLYING         UNEXERCISED
                                                 UNEXERCISED        IN-THE-MONEY
                           SHARES             OPTIONS AT FY-END  OPTIONS AT FY-END
                        ACQUIRED ON   VALUE   (#) EXERCISABLE/      EXERCISABLE/
      NAME              EXERCISE (#) REALIZED UNEXERCISABLE(1)    UNEXERCISABLE(2)
      ----              ------------ -------- ----------------- --------------------
John F. Maher              62,500    $433,241  358,542/450,000  $4,967,373/1,912,500
Michael M. Pappas          50,000    $485,688  155,000/155,000     2,149,375/826,875
A. William Schenck III          0           0   32,262/246,786     245,998/1,131,743
Carl F. Geuther            35,000    $252,125  171,000/165,000     2,381,625/770,625
J. Lance Erikson           25,000    $139,767   89,010/110,000       122,604/472,500

--------
(1) The numbers shown in column (d) include all unexercised options held by the named Executive Officers, 1,482,600 of which were "in the money." None of the named Executive Officers holds any outstanding SARs.
(2) All values are based solely on the market value of the Common Shares at the end of 1996, minus the exercise price of "in the money" options.

RESTRICTED STOCK

  In January 1992, the Administrator first authorized awards of performance-based restricted stock under the 1988 Stock Plan and established the specific vesting provisions for such awards as described below. If the recipient remained with the Company, the shares would vest completely 10 years after the award date. Prior to that, they were subject to both accelerated vesting and risk of forfeiture to the Company, in whole or in part, upon certain events. The vesting was and is accelerated if and to the extent that the Company's common stock performance, as measured by appreciation, dividends and other distributions ("stockholder return"), over three-year performance cycles, representing the three-year period ending December 31, 1995 and periodically thereafter, exceeded and exceeds by specified amounts the stockholder return (subject to certain adjustments) on common stocks of other designated banks, savings associations or related holding companies (the "Peer Group"). If the Company's percentile ranking relative to the Peer Group for the applicable three-year period equals or exceeds the 50th percentile, the remaining performance-based restricted shares vest in amounts ranging from 25% to 100% of the original award. Seventy-five percent of the original awards vested in 1996, based on the Company's stockholder return. The remainder will continue to vest under the terms of the related agreement and a portion of the remaining award will vest in the event of death or disability of the holder, at the rate of 20% per year. Vesting of these awards may be accelerated in certain other circumstances, including upon a Change in Control, or in the case of a qualifying termination of employment during the pendency of a Potential Change in Control (or during the six-month period thereafter) or upon retirement. Except as noted above, the unvested performance-based restricted shares generally will be forfeited upon a termination of employment (or, in Mr. Montgomery's case, termination of service as a consultant and a Director). The performance-based restricted shares are registered to the recipient subject to transfer and forfeiture restrictions, but are held by the Company until such restrictions lapse. The recipients are entitled to dividends and have voting rights on these performance-based restricted shares prior to the time the restrictions lapse. Under the terms of the Merger Agreement, consummation of the Merger will constitute a Change in Control for purposes of the 1988 Stock Plan.

  No awards of performance-based restricted stock or other long-term incentive awards were granted to the named Executive Officers in 1996.

DEFERRED COMPENSATION PLANS

  Under the Great Western deferred compensation plans, as amended to date, participants are entitled to defer compensation until retirement, death, other termination of employment or service, or until specified dates. Participants receive a fixed rate yield based on the average annual interest rate of ten-year United States Treasury Notes for the previous ten years. An enhanced yield of up to 125% of the fixed rate yield will be payable in the event of death, under certain circumstances upon retirement after age 55, and upon termination of employment after plan participation for a specified number of years. The plans also provide for Company matching contributions on deferred compensation similar to that provided under the Employee Savings Incentive Plan described below. The Senior Officers' Deferred Compensation Plan supplements benefits payable to Executive Officers participating in the Employee Savings Incentive Plan (the "Savings Plan") to the extent that Savings Plan benefits are reduced under applicable Code limitations. The deferred compensation plans provide for full vesting of employer matching contributions upon a Change in Control or upon a qualifying termination of employment during the pendency of a Potential Change in Control (or during the six-month period thereafter). (Under the deferred compensation plans, the terms "Change in Control" and "Potential Change in Control" are defined as they are in Mr. Maher's employment agreement.) The plans also permit participants to make an advance irrevocable election to receive a cash lump sum payment of their account balance within 45 days after a Change in Control, and to elect within two years after a Change in Control to withdraw their account balance in a lump sum with a 5% penalty; if a participant's employment or service has terminated because of Retirement (as defined in the plans) at the time of such election, such participant is entitled to the enhanced yield on his or her account. During the pendency of a Potential Change in Control, and for six months thereafter, and for a period of two years following a Change in Control, the plans may not be terminated, nor may they be adversely amended without the consent of two-thirds of the participants. Mr. Montgomery's Consulting Agreement and Mr. Maher's employment agreement, however, provide for the preservation of previously elected deferrals and payment options in the event of a Change in Control. The plans also provide for pension benefits based on deferred compensation similar to those provided under the Company's Retirement Plan (described below). Under the terms of the Merger Agreement, consummation of the Merger will constitute a Change in Control for purposes of the deferred compensation plans.

EMPLOYEE SAVINGS INCENTIVE PLAN

  Under the Savings Plan, eligible employees may authorize payroll deductions for contributions which, at the participant's direction, may be invested in money market, equity, debt, balanced and Company stock funds. Under the Savings Plan, employee contributions are matched by the Company in an amount equal to 50% of such contribution up to a maximum contribution of 6% of the employee's base salary, including overtime. The Great Western Board may authorize annually an additional contribution in an amount not to exceed the Company's mandatory contribution. Matching contributions vest at the rate of 30% for each of the first two years of participation in the Savings Plan and the remaining 40% vests in the third year of participation. Certain participant borrowings against vested benefits are permitted under the Savings Plan.

RETIREMENT PLAN

  The Retirement Plan is a non-contributory group pension plan providing for monthly benefits in the event of retirement or, at the election of the participant, a cash balance at retirement or termination of employment. On January 1, 1997, the Company converted the Retirement Plan to a cash balance plan based upon the results of extensive research regarding employee demographics and competitive practices among the Company's peers. Benefits under the Retirement Plan depend on factors such as length of service, average monthly wage base and certain Social Security benefits. Employees over age 21 are eligible to participate after one year of service. Contributions to the plan trust are made by the Company on an actuarial basis and in an amount to obtain the maximum federal income tax deduction. Accrued benefits vest fully after five years of participation and employees may elect to take the value of their account as a lump sum payment if they terminate their employment with the Company. Forfeitures of non-vested benefits are applied to reduce the Company's contributions.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

  The Supplemental Executive Retirement Plan, as amended to date (the "SERP"), provides a target retirement benefit at the participant's Normal Retirement Date (defined under the SERP as following the later to occur of the attainment of age 60 or 20 years of service for Mr. Maher and the later to occur of the attainment of age 62 or 25 years of service for the other named Executive Officers) equal to a percentage of average salary and bonus (65% for Mr. Maher and 60% for the other named Executive Officers). The SERP provides that Mr. Schenck will be credited for service with a previous employer. Under the terms of the SERP, upon a qualifying termination of employment within the two-year period following a Change in Control (or during the pendency of a Potential Change in Control or during the six-month period thereafter), the named Executive Officers will become entitled to receive retirement benefits with no reduction for early retirement. (Under the SERP, the terms "Change in Control" and "Potential Change in Control" are defined as they are in Mr. Maher's employment agreement.) In addition, the SERP provides that during the pendency of a Potential Change in Control, and for six months thereafter, and for a period of two years following a Change in Control, the SERP may not be terminated, nor may it be adversely amended without the approval of two-thirds of SERP participants. The SERP also provides the participants with retirement benefits that would otherwise exceed the annual limit on such benefits imposed by the Code. Under the terms of the Merger Agreement, consummation of the Merger will constitute a Change in Control for purposes of the SERP.

PENSION TABLES

  The amounts shown in the summary compensation table do not include any amounts expensed by the Company under the Company's Retirement Plan or under the SERP, both of which are defined benefit plans, since the amount of the accruals thereunder were not determined on an individual basis by the actuaries for either of the plans during 1996. The following table illustrates the total annual retirement benefits which would be provided under the benefit formula described in the Retirement Plan and SERP to the named Executive Officers (other than Mr. Maher) in various earnings classifications upon normal retirement in 1996. The benefit formula presently in both plans provides for an offset of certain Social Security benefits, and Mr. Schenck's benefits under the SERP will be offset by benefits payable under retirement plans of a previous employer. The amounts shown in the following table do not reflect these offsets.

       AVERAGE PAY
      FOR RETIREMENT                                                                  25 YEARS
      PLAN PURPOSES             15 YEARS                   20 YEARS                   OR MORE
      --------------            --------                   --------                   --------
         $350,000               126,000                    168,000                    210,000
          400,000               144,000                    192,000                    240,000
          500,000               180,000                    240,000                    300,000
          600,000               216,000                    288,000                    360,000
          700,000               252,000                    336,000                    420,000
          800,000               288,000                    384,000                    480,000

  The following table illustrates the total annual retirement benefits which would be provided under both plans to Mr. Maher. The table below does not include the amount of the annual benefit ($46,600 based on present directors' fees) that will be payable to Mr. Maher under the Directors' Retirement Plan.

             AVERAGE PAY FOR                                 YEARS OF CREDITED
               RETIREMENT                                         SERVICE
              PLAN PURPOSES                                  20 YEARS OR MORE
             ---------------                                 -----------------
               $1,400,000                                          910,000
                1,600,000                                        1,040,000
                1,800,000                                        1,170,000

  Except as noted in the immediately succeeding sentence, the compensation covered by the benefit formula under the combined retirement plans is salary and bonus compensation (reduced by Social Security benefits), which is reported for the past three fiscal years in columns (c) and (d) in the summary compensation table on page 116. Mr. Maher's employment agreement provides that, for purposes of calculating his benefits under the SERP, the following levels of compensation will be assumed: on any date in 1997, SERP benefits will be based on annual compensation of $1,462,000; on any date in 1998, SERP benefits will be based on actual compensation for 1997; on any date in 1999, SERP benefits will be based on the average actual compensation for 1997 and 1998; and for any date after 1999, SERP benefits will be based on the definition of "average monthly compensation" set forth in the SERP. The named Executive Officers have the following number of years of credited service: Mr. Maher, 23 years; Mr. Pappas, 42 years; Mr. Schenck, 28 years; Mr. Geuther, 22 years; and Mr. Erikson, 28 years.

UMBRELLA TRUSTS

  The Great Western Board has authorized the establishment of two separate Umbrella Trusts (the "Trusts") as a security arrangement for some or all of the participants in the Company's SERP, Retirement Restoration Plan, Director's Retirement Plan, supplemental retirement benefit for Mr. Gryp, the employment agreements with the executive officers, the consulting agreement with Mr. Montgomery and the deferred compensation plans (collectively, the "Plans").

  The Trusts, as amended to date, provide for the full funding of benefits provided through the Trusts upon a Potential Change in Control, subject to return following the expiration of the Potential Change in Control Period (generally defined in the Trusts as six months following the date on which such Potential Change in Control ceases to exist, if no Change in Control has occurred during such period). (Under the Trusts, the terms "Change in Control" and "Potential Change in Control" are defined as they are in Mr. Maher's employment agreement.) In addition, the Trusts provide that within 30 days following the end of each year following a Change in Control, the Company shall be required to contribute to the Trusts the amount, when added to the assets in the Trusts, needed to provide the benefits under the Plans. Following a Change in Control or during the pendency of a Potential Change in Control (and for 6 months thereafter), the amended Trusts may not be adversely amended without the consent of two-thirds of the participants in the Plans.

  Under the terms of the Trusts, the Trustee shall hold the trust assets for the benefit of the participants in the Plans unless the Company is unable to pay its debts as they become due or the Company is the subject of a pending proceeding as a debtor under the federal Bankruptcy Code. If either of those events occurs, the Trustee shall hold the trust assets for the benefit of the general creditors of the Company, which may include participants in the Plans. For purposes of the Trusts, a Potential Change in Control has occurred.

HOME LOAN PROGRAM

  The Company has a Home Loan Program (the "Program") permitting secured loans to employees, officers and directors at adjustable rates beginning at .25% over the Company's cost of funds. Loans under the Program may be made to finance the employee participant's principal residence and generally must be secured by a first trust deed or mortgage on such residence. Executive officers and directors may obtain loans from Great Western for a primary residence in amounts up to 90% of the first $1,000,000 of appraised value and 80% of the excess appraised value. Executive officers and directors may also obtain loans for secondary residences in amounts up to 90% of the first $500,000 in appraised value, 80% of the next $500,000 in appraised value and 70% of the excess appraised value. Loans granted under the Program to executive officers and directors are reviewed and approved by the Board of Directors. See "Compensation Committee Interlocks and Insider Participation" and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" for information regarding loans to directors and executive officers of the Company. Program participants are disqualified from further participation after certain terminations of employment or service, however, the Program, as amended to date, provides all participants with protection from adverse amendments to the terms of existing loans or suspension of the Program following a Change in Control, protection against disqualification from participation following a termination without cause or a reduction in hours to less than 20 1/2 per week following a Change in Control, and protection against disqualification from participation following a termination during the pendency of a Potential Change in Control (or during the six-month period thereafter). Under the Program, the terms "Change in

Control" and "Potential Change in Control" are defined as they are in Mr. Maher's employment agreement. Under the terms of the Merger Agreement, consummation of the Merger will constitute a Change in Control for purposes of the Program. The Company does not expect to approve any additional loans under the Program pending consummation of the Merger.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            PRINCIPAL STOCKHOLDERS

  The following table sets forth information as of March 31, 1997 with respect to the only persons known by the Company to own beneficially more than 5% of the outstanding shares of Great Western Common Stock, based upon reports filed with the Securities and Exchange Commission. Each of the persons listed below which has reported that it may be considered a beneficial owner of more than 5% of the Company's outstanding shares of Great Western Common Stock has certified that, to the best of its knowledge and belief, the shares were acquired in the ordinary course of business and were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company and were not acquired in connection with or as a participant in any transaction having such purpose or effect. The number of shares of Great Western Common Stock beneficially owned by each director is set forth in "DIRECTORS" and by each Executive Officer is set forth in "EXECUTIVE OFFICERS."

                                                  AMOUNT AND
                                                  NATURE OF
                                                  BENEFICIAL
     TITLE OF CLASS   NAME OF BENEFICIAL OWNER    OWNERSHIP     PERCENT OF CLASS
     --------------   ------------------------    ----------    ----------------
     Common Stock   Wellington Management         8,771,730(1)       6.37%
                    Company
                    75 State Street
                    Boston, Massachusetts 02109
     Common Stock   Vanguard/Windsor Fund, Inc.   8,236,786(2)       5.98%
                    100 Vanguard Boulevard
                    P. O. Box 2600
                    Malvern, Pennsylvania 19355

--------
(1) Wellington Management Company ("WMC") has reported that it is an investment adviser and, as such, is considered beneficial owner in the aggregate of the shares listed in the table. WMC has declared that it has shared power to vote 53,902 of the shares and shared dispositive power over all of the shares shown in the table. The shares shown in the table for the Vanguard/Windsor Funds, Inc. are also included in the total amount reported in the table for WMC.

(2) The Vanguard/Windsor Funds, Inc. ("Vanguard/Windsor") has reported that it is an investment company and, as such, is considered the beneficial owner in the aggregate of the shares listed in the table. Vanguard/Windsor has declared that it has sole power to vote or direct the vote and shared power to dispose or to direct the disposition of the shares shown in the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOAN TRANSACTIONS

  The following table shows as to certain of the Company's executive officers and directors: (i) the largest aggregate amount of indebtedness to the Company in excess of $60,000 outstanding from January 1, 1996 to March 31, 1997; (ii) the nature of the indebtedness; (iii) the outstanding balance of the indebtedness on March 31, 1997; and (iv) the annual rate of interest charged on the indebtedness. Information concerning the indebtedness to the Company by members of the Compensation Committee of the Board of Directors is given under the caption "Compensation Committee Interlocks and Insider Participation" on page 121.

                                 LARGEST                       INDEBTEDNESS
       NAME OF EXECUTIVE        AGGREGATE       NATURE OF     OUTSTANDING AT    INTEREST
      OFFICER OR DIRECTOR    INDEBTEDNESS($) INDEBTEDNESS(1) MARCH 31, 1997($) RATE(%)(2)
      -------------------    --------------- --------------- ----------------- ----------
     David Alexander              249,485      Residential         240,829        4.71
     J. Lance Erikson             787,500      Residential         782,598        4.81
                                  222,098      Residential         215,340        4.71
     Carl F. Geuther              156,154      Residential         150,763        4.71
                                1,335,074      Residential       1,304,735        4.71
     John F. Maher                417,003      Residential         403,012        4.71
                                  751,391      Residential         726,200        4.71
     James F. Montgomery          958,390      Residential               0
                                1,498,197      Residential       1,467,615        4.81
                                  690,000      Residential         683,058        4.81
                                  500,000      Unsecured           500,000        8.50
     Michael M. Pappas            900,000      Residential         893,330        4.81
                                  204,347      Residential         198,323        4.71
     A. William Schenck III       613,000      Residential         600,502        4.81
                                1,212,000      Residential       1,188,638        4.81

--------
(1) Loans secured by the same residence are aggregated.

(2) Interest on these loans, except for Mr. Montgomery's prime rate unsecured loan, is generally at monthly adjustable rates equal to the Company's cost of funds plus .25%. This rate was approximately 2.22% to 2.42% below that on similar loans to the public during 1996.

  The residential loans described above were made pursuant to the Company's Home Loan Program described on pages 126 and 127 and are secured by trust deeds or mortgages on the respective residences of the named directors and executive officers.

  Interest on Mr. Montgomery's unsecured, personal loan is payable annually and the entire principal amount is payable on December 31, 1999 or, under certain circumstances, at the end of the Consulting Period on December 31, 2000.

  From time to time, directors, executive officers, members of their immediate families and entities with which such persons are known by Great Western or GWB to be affiliated or associated may obtain "margin" loans from a subsidiary of Great Western, obtain secured and unsecured loans from GWB, place interest bearing deposits with GWB, maintain checking accounts with GWB and avail themselves of check guarantee and overdraft features allowed on these accounts, all in accordance with applicable law. The transactions described in this paragraph are all in the ordinary course of Great Western's or GWB's business and are made on terms substantially the same, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Great Western Financial Corporation

 April 30, 1997                                   /s/ Carl F. Geuther
________________                         By: __________________________________
      DATE                                    CARL F. GEUTHER, VICE CHAIRMAN
                                               AND CHIEF FINANCIAL OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 30, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

                  *
-------------------------------------
    JOHN F. MAHER, PRESIDENT AND
       CHIEF EXECUTIVE OFFICER
    (PRINCIPAL EXECUTIVE OFFICER)

         /s/ Carl F. Geuther
-------------------------------------
 CARL F. GEUTHER, VICE CHAIRMAN AND
       CHIEF FINANCIAL OFFICER
    (PRINCIPAL FINANCIAL OFFICER)

                  *
-------------------------------------
    BARRY R. BARKLEY, SENIOR VICE
            PRESIDENT AND
  CONTROLLER (PRINCIPAL ACCOUNTING
              OFFICER)

                  *
-------------------------------------
  JAMES F. MONTGOMERY, DIRECTOR AND
        CHAIRMAN OF THE BOARD

                  *                                      *
-------------------------------------  -------------------------------------
    DR. DAVID ALEXANDER, DIRECTOR        ENRIQUE HERNANDEZ, JR., DIRECTOR

                                                         *
-------------------------------------  -------------------------------------
   H. FREDERICK CHRISTIE, DIRECTOR          CHARLES D. MILLER, DIRECTOR

                  *                                      *
-------------------------------------  -------------------------------------
     STEPHEN E. FRANK, DIRECTOR           DR. ALBERTA E. SIEGEL, DIRECTOR

                  *                                      *
-------------------------------------  -------------------------------------
     JOHN V. GIOVENCO, DIRECTOR            WILLIS B. WOOD, JR., DIRECTOR

                  *
-------------------------------------
      FIRMIN A. GRYP, DIRECTOR

        */s/ Carl F. Geuther
-------------------------------------
 *AS ATTORNEY-IN-FACT PURSUANT TO A
 POWER-OF-ATTORNEY PREVIOUSLY FILED.