Form 10-K405/A
period 1996-12-31
GREAT WESTERN FINANCIAL CORP
filed 1997-05-09
CIK 43512

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
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure... 109
                                              PART III
Item 10.  Directors and Executive Officers of the Registrant..................................... 110
Item 11.  Executive Compensation................................................................. 116
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................... 127
Item 13.  Certain Relationships and Related Transactions......................................... 128
                                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................ 129

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

  On February 26, 1997, Great Western filed its Answer, Affirmative Defenses and Counterclaim to the Ahmanson Complaint. In the Counterclaim, Great Western stated, among other things, that the proposed By-law amendment described herein as Proposal 2 would impermissibly limit the Board's power, granted under Delaware law and Great Western's Restated Certificate of Incorporation, to manage the business and affairs of Great Western. Great Western also stated that such By-law amendment is inequitable because it would impair the Board's ability to negotiate an alternative transaction to the Ahmanson Proposal should the Board choose to do so. Further, Great Western denied all of the material allegations raised by the Ahmanson Complaint and asserted affirmative defenses, including that: (i) the Ahmanson Complaint fails to state a claim on which relief can be granted; and (ii) Ahmanson is acting in its own self interest at the expense of Great Western and its stockholders and thus comes to Court with unclean hands.

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

  GWB believes that it met all the capital adequacy requirements to which it is subject as of December 31, 1996.

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

  The FDIC regulations implementing the prompt corrective action provisions of FDICIA define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (core capital to risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet a specific capital level or any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions); (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.00%, or has either a Tier 1 risk-based or a core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the prompt corrective action regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized", or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The Bank has met each of the quantitative measures of capital adequacy to be classified as a "well capitalized" institution as of December 31, 1996. As of December 31, 1996, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

    (a) Market and market prices of the common stock--pages 107, 108 and
        109

    (b) Approximate number of common security holders--page 107

    (c) Common stock dividend history and restrictions--pages 107, 108 and
        109

    (d) Common stock dividend policy--pages 13, 92 and 93

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

                              1996          1995          1994           1993          1992
                          -------------  -----------  -------------  -------------  -----------
(DOLLARS IN THOUSANDS,
EXCEPT PER SHARE)
SUMMARY OF OPERATIONS
Interest income           $   3,233,931  $ 3,238,711  $   2,629,718  $   2,680,784  $ 3,091,093
Interest expense              1,855,914    1,936,582      1,307,448      1,297,930    1,668,731
                          -------------  -----------  -------------  -------------  -----------
Net interest income           1,378,017    1,302,129      1,322,270      1,382,854    1,422,362
Provision for loan and
 lease losses                   196,158      177,050        206,379        462,080      420,000
                          -------------  -----------  -------------  -------------  -----------
Net interest income af-
 ter provision for loan
 and lease losses             1,181,859    1,125,079      1,115,891        920,774    1,002,362
Noninterest income              319,012      317,018        367,076        326,935      282,131
Noninterest expense           1,314,249    1,019,975      1,076,433      1,155,662    1,188,981
                          -------------  -----------  -------------  -------------  -----------
Earnings before taxes on
 income                         186,622      422,122        406,534         92,047       95,512
Federal and state taxes
 on income                       70,800      161,100        155,300         30,000       41,600
Accounting changes                   --           --             --             --       31,094
                          -------------  -----------  -------------  -------------  -----------
Net earnings              $     115,822  $   261,022  $     251,234  $      62,047  $    85,006
                          =============  ===========  =============  =============  ===========
SUMMARY OF FINANCIAL
 CONDITION
Cash and cash equiva-
 lents                    $     834,292  $ 1,094,417  $   1,148,565  $     975,706  $ 1,036,579
Securities available-
 for-sale                     1,279,283    1,092,459        917,095        871,074      623,906
Loans                        30,823,192   29,887,349     28,378,368     30,661,403   30,584,604
Mortgage-backed securi-
 ties                         7,788,551    9,803,441      9,269,607      3,189,396    3,168,057
Real estate                     159,997      217,112        256,967        434,077    1,153,383
Other assets                  1,989,257    2,491,986      2,247,655      2,216,704    1,872,657
                          -------------  -----------  -------------  -------------  -----------
Total assets              $  42,874,572  $44,586,764  $  42,218,257  $  38,348,360  $38,439,186
                          =============  ===========  =============  =============  ===========
Deposits                  $  28,586,773  $29,234,928  $  28,700,947  $  31,531,563  $30,908,665
Borrowings                   10,501,813   11,345,634     10,120,660      3,479,341    4,151,052
Other liabilities             1,090,786    1,083,726        912,864        914,055      929,735
Company-obligated
 mandatorily redeemable
 preferred securities of
 the Company's
 subsidiary trust               100,000      100,000             --             --           --
Stockholders' equity-
 substantially re-
 stricted                     2,595,200    2,822,476      2,483,786      2,423,401    2,449,734
                          -------------  -----------  -------------  -------------  -----------
Total liabilities and
 equity                   $  42,874,572  $44,586,764  $  42,218,257  $  38,348,360  $38,439,186
                          =============  ===========  =============  =============  ===========
PER COMMON SHARE DATA
Fully diluted earnings    $         .69  $      1.71  $        1.69  $         .28  $       .53
Dividends                           .98          .92            .92            .92          .91
Stock price range         31 1/8-21 1/8    27 1/8-16  20 7/8-15 3/8  20 3/8-15 5/8    19 3/4-13
Year-end closing price               29       25 3/8             16             20       17 1/2
Stockholders' equity              17.63        18.42          16.30          16.05        16.48
Tangible stockholders'
 equity                           15.55        16.06          13.59          12.80        14.01
Price earnings ratio                 42           15              9             71           33
Dividend rate of return             3.4%         3.6%           5.8%           4.6%         5.2%
Dividend rate as a per-
 cent of earnings                 142.0%        53.8%          54.4%         328.6%       171.7%
AT YEAR END
Average equity to aver-
 age assets                         6.3%         5.9%           6.2%           6.5%         6.2%
Return on average assets            .27%         .59%           .65%           .16%         .22%
Return on average equity           4.23%       10.03%         10.35%          2.53%        3.50%
Number of common shares
 issued                     137,875,955  137,279,331    134,315,592    132,616,172  130,814,018
Number of beneficial and
 record stockholders             49,124       51,178         52,633         55,469       42,332
Number of employees              13,028       14,393         15,644         17,029       16,016
Number of offices                 1,138        1,207          1,210          1,180        1,101

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

  Provisions for losses on loans and leases in 1996 rose to $196.2 million, up from $177.1 million in 1995. The provision was $206.4 million in 1994. The $196.2 million provision in 1996 included a charge of $50 million attributable to the bulk sale of $292.4 million of nonperforming loans and real estate associated primarily with loans made in 1989 through 1992. Excluding the bulk sale, the provision would have fallen to $146.2 million reflecting the improvement in the real estate market. Net charge-offs of 1-4 unit residential loans ("single-family" or "SFR") remained flat from 1995 to 1996. Excluding the charge-off of $58.4 million attributable to the bulk sale of nonperforming loans and real estate, net charge-offs for SFR's declined from $189 million in 1994 to $124.2 million in 1996. Nonperforming assets were $546 million, or 1.27% of assets at December 31, 1996, $768.3 million, or 1.72% of assets at December 31, 1995 and $846 million, or 1.98% of assets at December 31, 1994.

  Net interest income was $1.38 billion for 1996 compared with $1.30 billion for 1995 and $1.32 billion in 1994. The interest spread for 1996 was 3.15% compared with 3.00% for 1995 and 3.50% for 1994. The Company's net interest margin was 3.33% for 1996 compared with 3.13% for 1995 and 3.60% for 1994.

  Noninterest income was $319 million in 1996, $317 million in 1995 and $367.1 million in 1994. In 1996, banking fees increased $25.0 million and securities operations increased $9.1 million. These increases were offset in part by $30.7 million in write-downs of mortgage-backed securities, a $7.3 million provision for mortgages sold with recourse, and a $4.1 million loss on affordable housing investments. In 1996 a $22.5 million gain was recorded on the sale of the student loan business. This gain was offset by a decrease from 1995 to 1996 in gains on sale of mortgages and mortgage-backed securities of $5.1 million and a decrease in the gain on sale of leases of $14.1 million.

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

SELECTED FINANCIAL HIGHLIGHTS BY LINE OF BUSINESS

  Results of operations and financial highlights by line of business for 1996 and 1995 are presented below.

                                             REAL ESTATE
                         CONSUMER FINANCE      SERVICES        RETAIL BANKING           TREASURY              CONSOLIDATED
                         ------------------  -------------   --------------------  ---------------------   --------------------
                           1996      1995    1996    1995      1996       1995       1996        1995        1996       1995
                         --------  --------  -----  ------   ---------  ---------  ---------   ---------   ---------  ---------
(DOLLARS IN MILLIONS)
SUMMARY INCOME
 STATEMENT
Net interest income      $  258.7  $  258.0  $17.8  $ 21.5   $   657.8  $   741.2  $   443.7   $   281.4   $ 1,378.0  $ 1,302.1
Provision for loan and
 lease losses                58.8      48.5     --      --         3.2        2.6      134.2       126.0       196.2      177.1
Noninterest income           27.2      29.2  151.6    93.3       251.7      205.7     (111.5)      (11.2)      319.0      317.0
Noninterest expense
 excluding nonrecurring
 items                      128.4     132.1  120.9   135.1       700.2      654.3      108.0        98.4     1,057.5    1,019.9
 Restructuring expense         --        --   37.3      --        29.8         --        1.2          --        68.3         --
 SAIF special
  assessment                   --        --     --      --          --         --      188.4          --       188.4         --
                         --------  --------  -----  ------   ---------  ---------  ---------   ---------   ---------  ---------
 Total noninterest
  expense                   128.4     132.1  158.2   135.1       730.0      654.3      297.6        98.4     1,314.2    1,019.9
                         --------  --------  -----  ------   ---------  ---------  ---------   ---------   ---------  ---------
 Earnings before tax         98.7     106.6   11.2   (20.3)      176.3      290.0      (99.6)       45.8       186.6      422.1
Income tax expense           37.0      42.3    4.5    (8.1)       70.5      116.0      (41.2)       10.9        70.8      161.1
                         --------  --------  -----  ------   ---------  ---------  ---------   ---------   ---------  ---------
 Net earnings            $   61.7  $   64.3  $ 6.7  $(12.2)  $   105.8  $   174.0  $   (58.4)  $    34.9   $   115.8  $   261.0
                         ========  ========  =====  ======   =========  =========  =========   =========   =========  =========
AVERAGE BALANCE SHEET
 DATA
Real estate loans        $     --  $     --  $  --  $   --   $      --  $      --  $28,066.0   $27,055.0   $28,066.0  $27,055.0
Consumer loans            2,105.0   2,016.0     --      --       533.3      497.3        0.7         0.7     2,639.0    2,514.0
Assets                    2,419.1   2,365.1  137.3   150.8     1,308.9    1,533.2   39,809.7    39,928.9    43,675.0   43,978.0
Deposits                    153.9     146.0     --      --    28,751.0   28,856.6       74.1       208.4    28,979.0   29,211.0
Equity                      430.8     450.9  328.9   329.4     1,632.9    1,627.9      347.4       193.8     2,740.0    2,602.0
PERFORMANCE METRICS
Return on average
 equity                     14.33%    14.26%  2.05%  (3.71)%      6.48%     10.69%    (16.81)%     18.03 %      4.23%     10.03%
Efficiency ratio            44.91%    46.01% 93.36% 117.72 %     80.27%     69.10%     89.58 %     36.42 %     77.44%     62.99%
PERFORMANCE METRICS
 (EXCLUDING
 NONRECURRING ITEMS)
Return on average
 equity                     14.33%    14.26%  8.85%  (3.71)%      7.57%     10.69%     15.92 %     18.03 %      9.85%     10.03%
Efficiency ratio            44.91%    46.01% 71.36% 117.72 %     76.99%     69.10%     32.51 %     36.42 %     62.32%     62.99%

  In 1995, the Company instituted a management reporting system that enables management to monitor the Company's performance on a line of business basis instead of on a traditional legal entity basis. To better assess the true profitability of its various business lines, the Company also applied management accounting methodologies for the first time to its line of business financial results. These methodologies augment the balances directly attributable to each business line with balances allocated from traditionally undistributed units. In this way, management can better assess the risk-based return of a particular business. Great Western is constantly analyzing its line of business performance and developing better ways to measure profitability. Consistent with this, the Company refined its management accounting methodologies in 1996, restating 1995 results to reflect the revised methodologies. Results from 1994 are not available under the revised methodologies.

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

NONINTEREST INCOME

  Income from noninterest sources for 1996, 1995 and 1994 were as follows:

                                              YEAR ENDED DECEMBER 31
                                            ----------------------------
                                              1996      1995      1994
                                            --------  --------  --------
(DOLLARS IN THOUSANDS)
Retail banking fees
  NSF and overdraft protection              $ 74,319  $ 57,140  $ 54,127
  Service charges-checking accounts           38,417    36,216    35,058
  ATM transaction fees                        27,905    25,220    17,866
  Other banking fees                          39,230    36,286    33,652
                                            --------  --------  --------
    Total banking fees                       179,871   154,862   140,703
                                            --------  --------  --------
Servicing fees                                45,684    55,159    50,853
Securities operations
  Brokerage                                   19,135    11,037    23,555
  Mutual fund asset management                11,040    10,055    16,347
                                            --------  --------  --------
    Total securities operations               30,175    21,092    39,902
                                            --------  --------  --------
Net insurance operations                      29,570    28,861    27,636
Real estate fees                              29,105    24,208    29,385
Net gain on sale of student loans             23,388       495     1,673
Net gain on sale of mortgages                  8,562     8,824     5,339
Gain on sale of mortgage-backed securities     8,790    13,585        --
Writedowns on mortgage-backed securities     (30,719)  (10,650)     (821)
Provision for mortgages sold with recourse    (7,300)       --        --
Net gain on sale of securities                    --        --       398
Loss on affordable housing investment         (4,052)   (7,611)       --
Gain on sale of leases                           811    14,909     1,507
Gain on sale of branches                          --        --    62,337
Other                                          5,127    13,284     8,164
                                            --------  --------  --------
                                            $319,012  $317,018  $367,076
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

  Impairment charge-offs on mortgage-backed securities are reflected in the write-down on mortgage-backed securities shown as a charge to earnings in noninterest income. Prior year amounts have been reclassified to conform with the 1996 presentation. Write-downs on mortgage-backed securities were $30.7 million for the year ended December 31, 1996, $10.7 million for the year ended December 31, 1995 and $0.8 million for the year ended December 31, 1994.

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
                            =========== ======== ==== =========== ======== ====

  At December 31, 1996, the ALLL was $313.7 million, or 1.01% of total loans, compared with $362.8 million, or 1.2% at December 31, 1995. The provision for loan losses was $196.2 million for the year ended December 31, 1996, up from $177.1 million in 1995 due to the one-time addition of $50 million attributable to the bulk sale of loans. Net charge-offs for single family residential real estate loans for 1996 were $182.6 million or .72% compared with $182.5 million or .76% for 1995.

  The Company has a process to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in its portfolio. The process provides an allowance consisting of two components, general and specific. The specific component reflects inherent losses resulting from an analysis of individual loans.

  Beginning in the third quarter of 1996, the Company stratified the SFR portfolio based on such items as borrower performance, current credit scores and estimated current loan to value ratios ("LTV"). The purpose of the stratification was to assist the Company in its quarterly assessment of the allowance for possible loan losses. In addition, the Company modified its practice for recording charge-offs associated with full credit risk mortgage-backed securities. Charge-offs related to credit risk on the Company's mortgage-backed securities held as investments are reflected as a writedown of the mortgage-backed security. Prior year amounts have been reclassified to conform with this practice. Charge-offs related to loans and securities sold with recourse are reflected in the related liability account. In addition, the Company evaluated the current economic conditions, concentrations within the portfolio and other subjective factors in assessing the adequacy of its allowance for loan losses. The change in the allowance for SFR loans from $156 million at December 31, 1995, or .63% of the SFR portfolio to $147.9 million at December 31, 1996, or .57% reflects the Company's assessment of the SFR portfolio and the current economic conditions impacting the SFR portfolio.

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

  The geographic distribution of real estate and nonperforming real estate at December 31, 1996 follows:

                                                                              CONNECTICUT
                                                                             MASSACHUSETTS
                              CALIFORNIA                FLORIDA                NEW YORK
                        ----------------------- ----------------------- -----------------------
                        PORTFOLIO NONPERFORMING PORTFOLIO NONPERFORMING PORTFOLIO NONPERFORMING
                        --------- ------------- --------- ------------- --------- -------------
(DOLLARS IN MILLIONS)
Real estate
 Single-family residen-
  tial                    $  75       $  75        $ 1         $ 1         $ 2         $ 2
 Apartments                   9           8          3           3          --          --
 Commercial
  Offices                     4           4         --          --          --          --
  Retail                     14          13          2           2          --          --
  Industrial                  3          --         --          --          --          --
  Property development       36          --         --          --          --          --
  Other                       7           7         --          --          --          --
                          -----       -----        ---         ---         ---         ---
   Total                  $ 148       $ 107        $ 6         $ 6         $ 2         $ 2
                          -----       -----        ---         ---         ---         ---
Percent of total real
 estate                    91.9%                   3.7%                    1.3%
Real estate as a % of
 total by state                        72.3%                   100%                    100%

                                OREGON
                              WASHINGTON                 OTHER                   TOTAL
                        ----------------------- ----------------------- -----------------------
                        PORTFOLIO NONPERFORMING PORTFOLIO NONPERFORMING PORTFOLIO NONPERFORMING
                        --------- ------------- --------- ------------- --------- -------------
(DOLLARS IN MILLIONS)
Real estate
 Single-family residen-
  tial                     $ 1         $ 1         $ 4         $ 4        $  83       $ 83
 Apartments                 --          --          --          --           12         11
 Commercial
  Offices                   --          --          --          --            4          4
  Retail                    --          --          --          --           16         15
  Industrial                --          --          --          --            3         --
  Property development      --          --          --          --           36         --
  Other                     --          --          --          --            7          7
                           ---         ---         ---         ---        -----       ----
   Total                   $ 1         $ 1         $ 4         $ 4        $ 161       $120
                           ---         ---         ---         ---        -----       ----
Percent of total real
 estate                     .6%                    2.5%                     100%
Real estate as a % of
 total by state                        100%                    100%                   74.5%

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

  The following ratios compare GWB with the capital requirements under regulations issued by the OTS:

                             DECEMBER 31, 1996          DECEMBER 31, 1995
                         -------------------------- --------------------------
                            ACTUAL  OTS BENCHMARK      ACTUAL  OTS BENCHMARK
                         ------------ ------------- ------------ -------------
                         AMOUNT   %   AMOUNT    %   AMOUNT   %   AMOUNT    %
                         ------ ----- ------------- ------ ----- -------------
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

  The following table presents the debt ratings of the Company and GWB at December 31, 1996:

                                                             MOODY'S
                                                            INVESTORS
                                          STANDARD & POOR'S  SERVICE    FITCH
                                          ----------------- ---------- --------
                                            GWFC     GWB    GWFC  GWB  GWFC GWB
                                          ----------------- ----- ---- ---- ---
Unsecured short-term debt                      A-2      A-2   P-2  P-1      F-1
Senior term debt                              BBB+       A-  Baa1   A2  A-    A
Subordinated term debt                                 BBB+         A3       A-
Company-obligated mandatorily redeemable
 preferred securities of the Company's
 subsidiary trust                             BBB-           Baa2      BBB
Preferred stock                               BBB-           Baa2      BBB

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

                      GREAT WESTERN FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31
                                          ----------------------------------------
                                              1996          1995          1994
                                          ------------  ------------  ------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
INTEREST INCOME
 Securities available-for-sale            $     66,360  $     53,972  $     28,774
 Mortgage-backed securities                    638,424       752,524       276,112
 Loans
   Real estate                               2,066,854     1,985,346     1,913,602
   Consumer Finance                            370,314       364,161       342,329
   Other                                        44,472        38,430        35,953
                                          ------------  ------------  ------------
     Total loan interest income              2,481,640     2,387,937     2,291,884
 Other                                          47,507        44,278        32,948
                                          ------------  ------------  ------------
     Total interest income                   3,233,931     3,238,711     2,629,718
INTEREST EXPENSE
 Deposits                                    1,179,479     1,217,085       950,299
 Borrowings
   Short-term borrowings                       440,887       523,366       135,988
   Long-term borrowings                        235,548       196,131       221,161
                                          ------------  ------------  ------------
     Total interest expense                  1,855,914     1,936,582     1,307,448
                                          ------------  ------------  ------------
NET INTEREST INCOME                          1,378,017     1,302,129     1,322,270
Provision for loan and lease losses            196,158       177,050       206,379
                                          ------------  ------------  ------------
Net interest income after provision
 for loan and lease losses                   1,181,859     1,125,079     1,115,891
Noninterest Income
 Retail banking fees                           179,871       154,862       140,703
 Servicing fees                                 45,684        55,159        50,853
 Securities operations                          30,175        21,092        39,902
 Net insurance operations                       29,570        28,861        27,636
 Real estate fees                               29,105        24,208        29,385
 Net gain on sale of student loans              23,388           495         1,673
 Net gain on sale of mortgages                   8,562         8,824         5,339
 Gain on sale of mortgage-backed
  securities                                     8,790        13,585            --
 Write-downs of mortgage-backed
  securities                                   (30,719)      (10,650)         (821)
 Provision for mortgages sold with
  recourse                                      (7,300)           --            --
 Net gain on sale of securities                     --            --           398
 Loss on affordable housing investment          (4,052)       (7,611)           --
 Gain on sale of leases                            811        14,909         1,507
 Gain on sale of branches                           --            --        62,337
 Other                                           5,127        13,284         8,164
                                          ------------  ------------  ------------
     Total noninterest income                  319,012       317,018       367,076
Noninterest Expense
 Salaries and benefits                         438,604       441,366       469,115
 SAIF special assessment                       188,359            --            --
 Premises and occupancy                        179,617       179,654       199,048
 Restructure expense                            68,293            --            --
 FDIC insurance premium                         65,100        66,365        77,451
 Outside data processing                        57,292        60,847        32,512
 Professional fees                              40,165        17,942        16,679
 Communications                                 39,810        44,783        38,856
 Amortization of intangibles                    37,722        40,286        58,689
 Advertising and promotion                      32,961        35,661        36,573
 Operating losses and settlements               25,212        22,553        14,674
 Retirement of subordinated debt                21,406            --            --
 Office supplies                                20,718        17,943        16,386
 Postage                                        13,982        13,508        17,476
 Insurance                                      11,413        10,286        11,946
 Net real estate operations                        726         5,605        31,854
 Other                                          72,869        63,176        55,174
                                          ------------  ------------  ------------
     Total noninterest expense               1,314,249     1,019,975     1,076,433
                                          ------------  ------------  ------------
EARNINGS BEFORE TAXES                          186,622       422,122       406,534
Income tax expense                              70,800       161,100       155,300
                                          ------------  ------------  ------------
NET EARNINGS                              $    115,822  $    261,022  $    251,234
                                          ============  ============  ============
Average common shares outstanding
 Without dilution                          138,505,046   137,111,074   133,769,724
 Fully diluted                             139,250,206   137,951,442   133,769,724
Earnings per share based on average
 common shares outstanding
 Primary                                  $        .69  $       1.72  $       1.69
 Fully diluted                                     .69          1.71          1.69
Cash dividends per common share                    .98           .92           .92

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
                                                     ===========  ===========

                 See Notes to Consolidated Financial Statements

                      GREAT WESTERN FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31
                                          ------------------------------------
                                             1996         1995         1994
                                          -----------  -----------  ----------
(DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings                              $   115,822  $   261,022  $  251,234
Noncash adjustments to net earnings:
  Provisions for loan and lease losses        196,158      177,050     206,379
  Net decrease (increase) in interest
   receivable                                  53,101      (67,715)    (15,970)
  Net increase in interest payable             67,717            6      29,829
  Depreciation and amortization                87,350       74,245      88,439
  Amortization of intangibles                  37,722       40,286      58,689
  Retirement of subordinated debt              21,406           --          --
  Writedowns of mortgage-backed
   securities                                  30,719       10,650         821
  Writedowns of real estate available-
   for-sale                                     2,254           --          --
  Net gain on sale of securities                   --           --        (398)
  Gain on sale of branches                         --           --     (62,337)
  (Gain) loss on sale of mortgage-backed
   securities                                     925       (8,926)         --
  Gain on sale of leases                         (811)     (14,909)     (1,507)
  Provisions for real estate losses           (12,775)       1,500      12,000
  Gain on sale of real estate                 (15,619)     (21,709)     (6,437)
  (Gain) loss on sale of loans
   available-for-sale                         (16,413)         597       1,414
  Capitalized interest                        (55,625)     (61,746)     (8,431)
  Income taxes                               (136,828)      72,445      65,441
  Other                                       438,870     (235,960)   (166,977)
Sales and repayments of loans available-
 for-sale                                   1,616,630    1,189,955   1,203,636
Originations and purchases of loans
 available-for-sale                        (1,191,263)  (1,234,399)   (894,870)
                                          -----------  -----------  ----------
Net cash provided by operating
 activities                                 1,239,340      182,392     760,955
                                          -----------  -----------  ----------
FINANCING ACTIVITIES
(Decrease) increase in deposits              (648,155)     533,981  (1,849,091)
Disposition of deposits, net                       --           --    (981,525)
Proceeds from issuance of long-term
 borrowings                                 1,098,577      199,906   1,174,643
Repayments of long-term borrowings           (349,920)    (290,205) (1,366,357)
Net change in securities sold under
 agreements to repurchase                  (2,670,630)     569,241   6,299,055
Net change in short-term borrowings from
 FHLB                                       1,271,653      740,080          --
Net change in short-term borrowings          (214,907)     105,952     533,978
Other financing activity
  Common stock repurchased                   (176,732)          --          --
  Common stock issued                          24,452       60,195      29,842
  Redemption of preferred stock                  (998)          --          --
  Payment of cash dividends on common
   stock                                     (133,045)    (124,673)   (122,524)
  Payment of cash dividends on preferred
   stock                                      (20,295)     (25,015)    (25,015)
                                          -----------  -----------  ----------
Net cash (used in) provided by financing
 activities                                (1,820,000)   1,769,462   3,693,006
                                          -----------  -----------  ----------

                 See Notes to Consolidated Financial Statements

                                                YEAR ENDED DECEMBER 31
                                          -------------------------------------
                                             1996         1995         1994
                                          -----------  -----------  -----------
(DOLLARS IN THOUSANDS)
INVESTING ACTIVITIES
Securities available-for-sale
  Proceeds from sales and maturities      $ 2,080,781  $ 1,436,303  $ 1,147,471
  Purchases of securities available-for-
   sale                                    (2,272,801)  (1,585,030)  (1,218,586)
Mortgage-backed securities available-
 for-sale
  Proceeds from sales                         561,400      498,099           --
  Purchases                                   (39,669)          --   (1,041,300)
  Payments received                         1,021,499      445,871      561,365
Mortgage-backed securities held-to-
 maturity
  Purchases                                        --           --     (498,049)
  Payments received                           268,597      768,208      268,051
Real estate loans
  Payments received on loans                2,970,406    2,240,941    3,202,021
  Proceeds from sale of loans                 292,472           --       55,243
  Loans originated for investment          (4,655,316)  (5,816,535)  (6,506,744)
  Repurchases                                 (44,118)    (116,547)    (547,674)
Consumer Finance and other loans
  Loans originated for investment          (2,229,945)  (2,284,775)  (2,168,029)
  Proceeds from sale of loans                   2,430       34,997        6,438
  Dispositions (acquisitions), net                 --           --        2,094
  Payments received on loans                2,104,004    2,097,401    1,966,211
Other investing activity
  Purchases and sales of premises and
   equipment, net                             (36,856)     (86,094)     (82,559)
  Proceeds from sale of real estate           376,325      390,807      468,304
  Acquisition and disposition of retail
   banking assets, net                             --           --       74,159
  Net change in investment in FHLB            (36,844)     (35,061)       1,311
  Other                                       (41,830)       5,413       29,171
                                          -----------  -----------  -----------
Net cash provided by (used in) investing
 activities                                   320,535   (2,006,002)  (4,281,102)
                                          -----------  -----------  -----------
Net (decrease) increase in cash and cash
 equivalents                                 (260,125)     (54,148)     172,859
Cash and cash equivalents at beginning
 of period                                  1,094,417    1,148,565      975,706
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 period                                   $   834,292  $ 1,094,417  $ 1,148,565
                                          ===========  ===========  ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for
  Interest on deposits                    $ 1,147,510  $ 1,214,881  $   951,140
  Interest on borrowings                      656,164      721,695      326,479
  Income taxes                                157,952       86,338      111,656
Noncash financing activities
  Conversion of preferred stock to
   common stock                               128,377           --           --
Noncash investing activities
  Loans transferred to real estate
   available-for-sale                         418,398      420,973      504,585
  Loans originated to finance the sale
   of real estate available-for-sale           76,320       86,366       92,586
  Loans originated to refinance existing
   loans                                      337,396      266,135      567,119
  Loans exchanged for mortgage-backed
   securities                                      --    1,997,585    5,502,401

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
                          ====   ========== ======= ======== ==========

  Impairment charge-offs on mortgage-backed securities are reflected in the write down on mortgage-backed securities shown as a charge to earnings in noninterest income. Prior year amounts have been reclassified to conform with the 1996 presentation. Write-downs on mortgage-backed securities were $30,719,000 for the year ended December 31, 1996, $10,650,000 for the year ended December 31, 1995 and $821,000 for the year ended December 31, 1994.

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

                      GREAT WESTERN FINANCIAL CORPORATION

  Following is a summary of the reserve for estimated losses and charge-off experience for loans receivable:

                          REAL ESTATE LOANS     CONSUMER LOANS
                         --------------------  ------------------
                                               CONSUMER    BANK     OTHER
                            SFR       OTHER    FINANCE     CARD     LOANS     TOTAL
                         ---------  ---------  --------  --------  -------  ---------
(DOLLARS IN THOUSANDS)
BALANCE AT DECEMBER 31,
 1991                    $ 100,353  $  87,641  $ 45,416  $ 21,173  $ 8,467  $ 263,050
Provision for losses       113,408    228,492    41,900    30,254    5,946    420,000
Charge-offs                (53,031)  (117,611)  (55,436)  (28,150)  (8,497)  (262,725)
Recoveries                     212      5,008    14,661     2,022    2,669     24,572
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT DECEMBER 31,
 1992                      160,942    203,530    46,541    25,299    8,585    444,897
Adoption of SFAS 114         3,153     44,821        --        --       --     47,974
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT JANUARY 1,
 1993                      164,095    248,351    46,541    25,299    8,585    492,871
Provision for losses       298,565    123,468    37,900    (6,533)   8,680    462,080
Charge-offs               (252,766)  (151,700)  (50,174)  (20,794)  (2,300)  (477,734)
Recoveries                   2,025      4,273    15,523     2,028    1,203     25,052
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT DECEMBER 31,
 1993                      211,919    224,392    49,790        --   16,168    502,269
Provision for losses       165,828        693    41,900        --   (2,042)   206,379
Charge-offs               (190,469)   (42,981)  (54,041)       --   (3,762)  (291,253)
Recoveries                   1,420      2,924    15,568        --      744     20,656
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT DECEMBER 31,
 1994                      188,698    185,028    53,217        --   11,108    438,051
Provision for losses       149,775    (18,000)   48,500        --   (3,225)   177,050
Charge-offs               (183,955)   (22,739)  (62,206)       --   (2,017)  (270,917)
Recoveries                   1,498        860    16,057        --      250     18,665
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT DECEMBER 31,
 1995                      156,016    145,149    55,568        --    6,116    362,849
Provision for losses       174,531    (39,908)   58,800        --    2,735    196,158
Charge-offs               (183,895)   (14,602)  (60,520)       --   (4,488)  (263,505)
Recoveries                   1,256        228    16,197        --      516     18,197
                         ---------  ---------  --------  --------  -------  ---------
BALANCE AT DECEMBER 31,
 1996                    $ 147,908  $  90,867  $ 70,045  $     --  $ 4,879  $ 313,699
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
                                                  ======= =======

  The net postretirement medical and life insurance costs follow:

                                                      YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
   (DOLLARS IN THOUSANDS)
   Service cost                                       $ 2,196  $ 2,307  $ 2,349
   Interest cost of accumulated postretirement bene-
    fit obligation                                      3,614    3,896    3,730
   Curtailment gain                                      (580)    (570)      --
                                                      -------  -------  -------
                                                      $ 5,230  $ 5,633  $ 6,079
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

  The following table summarizes GWB's actual capital and required capital as of December 31, 1996 and 1995:

                                            MINIMUM REQUIRED   AMOUNT REQUIRED
                                              FOR CAPITAL         TO BE WELL
                                 ACTUAL         ADEQUACY         CAPITALIZED
                              ------------  ----------------   ----------------
                              AMOUNT RATIO   AMOUNT   RATIO     AMOUNT   RATIO
                              ------ -----  ----------------   -------- -------
   (DOLLARS IN MILLIONS)
   December 31, 1996
     Leverage/tangible ratio  $2,327  5.85% $   1,192   3.00%  $  1,987    5.00%
     Tier 1 risk-based ratio   2,322  9.77        950   4.00      1,426    6.00
     Total risk-based ratio    2,669 11.23      1,901   8.00      2,377   10.00
   December 31, 1995
     Leverage/tangible ratio   2,366  5.66      1,254   3.00      2,090    5.00
     Tier 1 risk-based ratio   2,361  9.40      1,004   4.00      1,506    6.00
     Total risk-based ratio    2,966 11.81      2,008   8.00      2,510   10.00

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

NOTE 27: BUSINESS SEGMENTS

  Information on the Company's business segments follows:

                                    REAL
                        CONSUMER   ESTATE     RETAIL
(DOLLARS IN             FINANCE   SERVICES   BANKING    TREASURY    CONSOLIDATED
THOUSANDS)             ---------- --------  ---------- -----------  ------------
1996
Revenue(1)             $  285,900 $169,400  $  909,500 $   332,200  $ 1,697,000
Earnings before taxes      98,700   11,200     176,300     (99,600)     186,600
Average assets          2,419,100  137,300   1,308,900  39,809,700   43,675,000
Depreciation and
 amortization               9,400   30,000      83,400       2,300      125,100
Capital expenditures        3,000   17,800      29,600      11,300       61,700
1995
Revenue(1)                287,200  114,800     946,900     270,200    1,619,100
Earnings before taxes     106,600  (20,300)    290,000      45,800      422,100
Average assets          2,365,100  150,800   1,533,200  39,928,900   43,978,000
Depreciation and
 amortization              10,600   25,300      76,700       1,900      114,500
Capital expenditure           500    5,200      38,900      42,500       87,100

--------
(1) Revenue is comprised of net interest income and total non-interest income.

  The Treasury segment is being separately reported for 1996. For consistency, the 1995 disclosure has been revised to conform with this presentation. During 1995, the Company underwent a fundamental change in the way it manages and measures its lines of business. The mortgage bank and retail bank segments were separately reported for 1995. Segment data along these lines is not available for 1994.

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

[LOGO OF PRICE WATERHOUSE LLP]

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


/s/ Price Waterhouse LLP
Los Angeles, California
January 22, 1997, except as to Note 28,
 which is as of March 7, 1997

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


                                          /s/ Carl F. Geuther
                                          Carl F. Geuther
                                          Vice Chairman and Chief Financial
                                           Officer

January 22, 1997

                     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               1996
                                          ------------------------------------------------
                                                      FOURTH    THIRD     SECOND   FIRST
                                            TOTAL    QUARTER   QUARTER   QUARTER  QUARTER
                                          ---------- -------- ---------  -------- --------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
Interest income                           $3,233,931 $801,547 $ 800,514  $806,942 $824,928
Interest expense                           1,855,914  466,536   461,742   454,994  472,642
                                          ---------- -------- ---------  -------- --------
Net interest income                        1,378,017  335,011   338,772   351,948  352,286
Noninterest income                           319,012  114,096    63,713    71,369   69,834
Provision for loan losses                    196,158   85,900    41,671    32,566   36,021
Noninterest expense                        1,314,249  357,675   429,089   260,180  267,305
                                          ---------- -------- ---------  -------- --------
Earnings (loss) before taxes                 186,622    5,532   (68,275)  130,571  118,794
Taxes (benefit) on income                     70,800      400   (28,400)   51,300   47,500
                                          ---------- -------- ---------  -------- --------
Net earnings (loss)                       $  115,822 $  5,132 $ (39,875) $ 79,271 $ 71,294
                                          ========== ======== =========  ======== ========
Per common share:
  Primary earnings (loss)                 $      .69 $    .01 $    (.31) $    .52 $    .47
  Fully diluted earnings (loss)                  .69      .01      (.31)      .52      .47
  Dividends                                      .98      .25       .25       .25      .23
  Stock price:
    High                                             $ 31 1/8 $26 3/4    $ 24 1/2 $ 26 1/8
    Low                                                27      21 1/8      21 3/4   22 1/2
    End of period                                      29      26 1/2      23 7/8   24 1/8
Per preferred depositary share:
  Dividends
    Cumulative convertible                $    2.552 $     -- $  .36450  $1.09375 $1.09375
    Cumulative                                 2.075   .51875    .51875    .51875   .51875
  Stock price
    Cumulative convertible
      High                                                    $62 1/4    $ 61 3/8 $ 65 1/4
      Low                                                      56 3/8      56 1/4   58
    Cumulative
      High                                           $ 26     $25 57/64  $ 26     $ 26 1/8
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

                                                               1995
                                          -----------------------------------------------
                                                      FOURTH    THIRD    SECOND   FIRST
                                            TOTAL    QUARTER   QUARTER  QUARTER  QUARTER
                                          ---------- -------- --------- -------- --------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
Interest income                           $3,238,711 $834,887 $ 839,097 $807,661 $757,066
Interest expense                           1,936,582  484,046   505,498  497,064  449,974
                                          ---------- -------- --------- -------- --------
Net interest income                        1,302,129  350,841   333,599  310,597  307,092
Noninterest income                           317,018  102,098    72,726   72,468   69,726
Provision for loan losses                    177,050   45,927    43,167   40,811   47,145
Noninterest expense                        1,019,975  253,445   249,823  259,018  257,689
                                          ---------- -------- --------- -------- --------
Earnings (loss) before taxes                 422,122  153,567   113,335   83,236   71,984
Taxes (benefit) on income                    161,100   55,000    44,800   32,800   28,500
                                          ---------- -------- --------- -------- --------
Net earnings (loss)                       $  261,022 $ 98,567 $  68,535 $ 50,436 $ 43,484
                                          ========== ======== ========= ======== ========
Per common share:
  Primary earnings (loss)                 $     1.72 $    .67 $     .45 $    .32 $    .28
  Fully diluted earnings (loss)                 1.71      .66       .45      .32      .28
  Dividends                                      .92      .23       .23      .23      .23
  Stock price:
    High                                             $ 27 1/8 $23 3/4   $ 22 1/2 $ 18 7/8
    Low                                                22 5/8  20 1/4     18 7/8   16
    End of period                                      25 3/8  23 3/4     20 5/8   18 5/8
Per preferred depositary share:
  Dividends
    Cumulative convertible                $    4.375 $1.09375 $ 1.09375 $1.09375 $1.09375
    Cumulative                                 2.075   .51875    .51875   .51875   .51875
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

                                                                   1994
                                              ----------------------------------------------
                                                          FOURTH   THIRD    SECOND   FIRST
                                                TOTAL    QUARTER  QUARTER  QUARTER  QUARTER
                                              ---------- -------- -------- -------- --------
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
   Interest income                            $2,629,718 $704,611 $661,312 $633,803 $629,992
   Interest expense                            1,307,448  385,076  330,544  296,080  295,748
                                              ---------- -------- -------- -------- --------
   Net interest income                         1,322,270  319,535  330,768  337,723  334,244
   Noninterest income                            367,076  134,192   74,451   81,169   77,264
   Provision for loan losses                     206,379   52,661   49,428   52,691   51,599
   Noninterest expense                         1,076,433  265,192  264,361  271,146  275,734
                                              ---------- -------- -------- -------- --------
   Earnings (loss) before taxes                  406,534  135,874   91,430   95,055   84,175
   Taxes (benefit) on income                     155,300   47,200   34,200   39,200   34,700
                                              ---------- -------- -------- -------- --------
   Net earnings (loss)                        $  251,234 $ 88,674 $ 57,230 $ 55,855 $ 49,475
                                              ========== ======== ======== ======== ========
   Per common share:
     Primary earnings (loss)                  $     1.69 $    .61 $    .38 $    .38 $    .32
     Fully diluted earnings (loss)                  1.69      .61      .38      .38      .32
     Dividends                                       .92      .23      .23      .23      .23
     Stock price:
       High                                              $ 19     $ 20 7/8 $ 19 3/8 $ 20 1/2
       Low                                                 15 3/4   18 3/8   15 3/8   16 1/8
       End of period                                       16       19 1/4   18 3/8   16 1/8
   Per preferred depositary share:
     Dividends
       Cumulative convertible                 $    4.375 $1.09375 $1.09375 $1.09375 $1.09375
       Cumulative                                  2.075   .51875   .51875   .51875   .51875
     Stock price
       Cumulative convertible
         High                                            $ 56 5/8 $ 59 1/8 $ 58 1/4 $ 62 5/8
         Low                                               50 1/8   55 1/4   53 3/4   55 3/4
       Cumulative
         High                                            $ 24 3/8 $ 25 1/8 $ 25     $ 26 7/8
         Low                                               22 1/8   24       23       24 1/8

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

Note: Exhibits were previously filed as part of the Form 10-K filed March 10, 1997.

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

   10.32* Form of Great Western Financial Corporation Employee Nonqualified
          Stock Option Agreement, effective December 10, 1996.

   10.33* Amendment No. 1996-1 to Form of Nonqualified Stock Option Agreement, effective December 10, 1996.

   10.34* Form of Great Western Financial Corporation Senior Officer's Non-
          Qualified Stock Option Agreement effective January 23, 1996, (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).

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

    10.69 Agreement and Plan of Merger By and Among Washington Mutual, Inc.,
          New American Capital, Inc., and Great Western Financial Corporation, dated as of March 5, 1997.
    11.1  Statement re Computation of Per Share Earnings.
    12.1  Computation of Ratios of Earnings to Fixed Charges.
    21.1  Subsidiaries.
    23.1  Consent of Price Waterhouse LLP included on page 137 of this Form 10-
          K.
    24.1 Power of Attorney included on page 117 of the Form 10-K previously filed on March 10, 1997.
    27.1  Financial Data Schedule.

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

                                         Great Western Financial Corporation

  May 9, 1997                                   /s/ Carl F. Geuther
  -----------                            By: ________________________________
     DATE                                     CARL F. GEUTHER, VICE CHAIRMAN
                                              AND CHIEF FINANCIAL OFFICER


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 9, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

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
   JOHN V. GIOVENCO, DIRECTOR              WILLIS B. WOOD, JR., DIRECTOR

               *
-------------------------------------
    FIRMIN A. GRYP, DIRECTOR

      */s/ Carl F. Geuther
-------------------------------------
 *AS ATTORNEY-IN-FACT PURSUANT TO A
 POWER-OF-ATTORNEY PREVIOUSLY FILED.

                    INDEX OF ADDITIONAL FINANCIAL DATA

                             DECEMBER 31, 1996

                                                                           PAGES
                                                                           -----
Consent of Independent Accountants........................................  137

                    CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-19884, 33-63535, 33-60206 and 333-19711), on Form S-4 (Nos. 33-15135 and 33-17705)
and on Form S-8 (Nos. 2-67233, 2-90750, 33-6174, 33-21469 and 333-12655) of
Great Western Financial Corporation of our report dated January 22, 1997, except as to Note 28, which is as of March 7, 1997, appearing on page 105 of this Form 10-K/A.

                                          /s/ Price Waterhouse LLP

Los Angeles, California

May 9, 1997