Form 10-Q
period 1997-03-31
GREAT WESTERN FINANCIAL CORP
filed 1997-05-15
CIK 43512

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

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

                   ----------------------------------------
     (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

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

  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of April 30, 1997: 137,908,547

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I. Financial Information
  Item 1. Financial Statements
    Consolidated Statement of Operations--Three months ended March 31,
     1997, December 31, 1996 and March 31, 1996...........................   4
    Consolidated Statement of Financial Condition--March 31, 1997,
     December 31, 1996 and March 31, 1996.................................   5
    Consolidated Statement of Changes in Stockholders' Equity--Three
     months ended March 31, 1997, December 31, 1996 and March 31, 1996....   6
    Consolidated Statement of Cash Flows--Three months ended March 31,
     1997 and March 31, 1996..............................................   7
    Notes to Consolidated Financial Statements............................   9
  Item 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations for the Three Months Ended March 31, 1997....  11
    Overview..............................................................  11
    Highlights............................................................  11
    Merger Agreement with Washington Mutual, Inc..........................  12
    H. F. Ahmanson & Company's Merger Proposal............................  12
    Litigation............................................................  15
    Line of Business......................................................  19
    Earnings Performance..................................................  21
    Balance Sheet Analysis................................................  27
    Asset Liability Management............................................  45
    Liquidity Management..................................................  47
    Parent Company Liquidity..............................................  47
    Capital Adequacy......................................................  47
    Adoption of Recently Issued Accounting Standards......................  49
    Impact of Recently Issued Accounting Standards........................  50
    Subsequent Events.....................................................  50
Part II. Other Information
  Item 5. Other Information...............................................  51
  Item 6. Exhibits and Reports on Form 8-K................................  52

                         PART I--FINANCIAL INFORMATION

PERSONS FOR WHOM THE INFORMATION IS TO BE GIVEN

  The accompanying financial information is filed for the Registrant, Great Western Financial Corporation, and its subsidiaries comprising a savings bank and companies engaged in consumer lending, mortgage banking, securities operations and certain other financial services ("GWFC", "the Company" or "Great Western").

PRESENTATION OF FINANCIAL INFORMATION

  The financial information has been prepared in conformity with the accounting principles or practices reflected in the financial statements included in the Annual Report filed with the Commission for the year ended December 31, 1996 with the exception of the implementation of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). The information further reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.

  During 1996, the Company changed its methodology to record losses on loans underlying mortgage-backed securities as a write-down on the security rather than as a charge against the allowance for loan and lease losses. On May 9, 1997 the Company amended its 1996 Form 10-K to reflect the reclassification of these prior period charge-offs against the allowance to write-downs on the mortgage backed securities.

ITEM 1. FINANCIAL STATEMENTS
                      GREAT WESTERN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   THREE MONTHS ENDED
                                          --------------------------------------
                                           MARCH 31,   DECEMBER 31,   MARCH 31,
                                             1997          1996         1996
                                          -----------  ------------  -----------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
INTEREST INCOME
 Securities available-for-sale..........  $    14,737  $    16,325   $    14,631
 Mortgage-backed securities.............      138,577      143,369       174,026
 Loans
   Real estate..........................      521,689      522,365       521,110
   Consumer Finance.....................       91,205       93,973        93,888
   Other................................        4,178       12,359        10,852
                                          -----------  -----------   -----------
     Total loan interest income.........      617,072      628,697       625,850
 Other..................................       13,872       13,156        10,421
                                          -----------  -----------   -----------
     Total interest income..............      784,258      801,547       824,928
INTEREST EXPENSE
 Deposits...............................      279,776      293,186       303,004
 Borrowings
   Short-term borrowings................      100,033      105,739       116,338
   Long-term borrowings.................       66,285       67,611        53,300
                                          -----------  -----------   -----------
     Total interest expense.............      446,094      466,536       472,642
NET INTEREST INCOME.....................      338,164      335,011       352,286
Provision for loan and lease losses.....       40,390       85,900        36,021
                                          -----------  -----------   -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN AND LEASE LOSSES..............      297,774      249,111       316,265
NONINTEREST INCOME
 Retail banking fees....................       54,033       50,722        41,664
 Servicing fees.........................       12,317       13,304        11,453
 Real estate fees.......................        7,989        8,301         6,460
 Securities operations..................        7,776        8,046         6,210
 Gain (loss) on sale of premises and
  equipment.............................        6,931          391          (205)
 Net insurance operations...............        6,838        7,969         7,365
 Net gain on sale of mortgages..........        1,742        1,683         2,898
 Gain (loss) on sale of mortgage-backed
  securities available-for-sale.........          (10)      10,186          (566)
 Write-downs of mortgage-backed
  securities............................       (4,200)     (11,592)       (6,079)
 Gain on sale of leases.................          716            -           539
 Net gain on sale of student loans......          669       22,960           109
 Loss on affordable housing investment..         (605)      (1,308)         (965)
 Other..................................        1,128        3,825           746
                                          -----------  -----------   -----------
     Total noninterest income...........       95,324      114,487        69,629
NONINTEREST EXPENSE
 Salaries and benefits..................      104,060       96,673       115,123
 Transaction costs......................       33,721            -             -
 Premises and occupancy.................       30,383       31,135        31,843
 Data processing........................       17,337       19,417        17,513
 Operating losses and settlements.......        9,837       13,426         7,173
 Outside data processing................        9,199       12,113        11,591
 Professional fees......................        9,162       14,274         6,123
 Communications.........................        9,078        9,820         8,749
 Amortization of intangibles............        8,975        9,433         9,429
 Postage................................        6,772        4,310         4,805
 Advertising and promotion..............        5,094        7,382         9,159
 FDIC insurance premium.................        4,577       16,488        16,146
 Contract services......................        4,336        3,861         1,617
 Office supplies........................        4,306        3,637         4,353
 Net real estate operations.............        3,999        5,522         5,701
 Insurance..............................        2,164        4,065         2,233
 Restructure expense....................            -       68,293             -
 Retirement of subordinated debt........            -       21,406             -
 Other..................................       15,395       16,811        15,542
                                          -----------  -----------   -----------
     Total noninterest expense..........      278,395      358,066       267,100
                                          -----------  -----------   -----------
EARNINGS BEFORE TAXES...................      114,703        5,532       118,794
 Income tax expense.....................       49,000          400        47,500
                                          -----------  -----------   -----------
NET EARNINGS............................  $    65,703  $     5,132   $    71,294
                                          ===========  ===========   ===========
Average common shares outstanding
 Without dilution.......................  141,305,122  140,407,688   139,142,551
 Fully diluted..........................  141,595,846  140,434,137   145,531,904
Earnings per share based on average
 common shares outstanding
 Primary................................  $      0.44  $      0.01   $      0.47
 Fully diluted..........................         0.44         0.01          0.47
Cash dividend per common share..........         0.25         0.25          0.23

Unaudited
                See Notes to Consolidated Financial Statements.

                      GREAT WESTERN FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                            MARCH 31,  DECEMBER 31,  MARCH 31,
                                              1997         1996        1996
                                           ----------- ------------ -----------
(DOLLARS IN THOUSANDS)
ASSETS
Cash...................................... $   339,256 $   534,192  $   773,418
Certificates of deposit, repurchase
 agreements and federal funds.............     550,830     300,100      257,125
Securities available-for-sale.............   1,173,993   1,279,283    1,152,256
Mortgage-backed securities held-to-
 maturity (fair value $1,572,046,
 $1,622,573 and $1,843,391)...............   1,554,197   1,618,709    1,827,150
Mortgage-backed securities available-for-
 sale.....................................   5,981,604   6,169,842    7,549,632
                                           ----------- -----------  -----------
                                             7,535,801   7,788,551    9,376,782
Loans receivable, net of allowance for
 loan and lease losses....................  30,999,178  30,717,320   29,277,567
Loans available-for-sale..................     211,675     105,872      527,016
                                           ----------- -----------  -----------
  Net loans...............................  31,210,853  30,823,192   29,804,583
Investment in FHLB........................     384,231     377,946      360,414
Real estate available-for-sale or
 development, net.........................     115,149     159,997      225,119
Interest receivable.......................     238,849     245,539      266,777
Premises and equipment, net...............     525,178     552,422      592,651
Intangibles arising from acquisitions.....     277,016     285,991      314,284
Company owned life insurance..............     182,643     180,319      165,722
Other assets..............................     344,104     347,040      492,800
                                           ----------- -----------  -----------
  Total assets............................ $42,877,903 $42,874,572  $43,781,931
                                           =========== ===========  ===========

LIABILITIES
Deposits.................................  28,158,331  28,586,773   29,341,730
Short-term borrowings from FHLB..........   1,798,298   2,011,733    1,388,111
Securities sold under agreements to
 repurchase..............................   4,483,584   4,197,666    5,734,501
Short-term borrowings....................   1,286,942   1,101,506      947,416
Long-term borrowings.....................   3,092,335   3,190,908    2,420,615
Accrued interest payable.................     141,687     172,324      101,155
Taxes on income, principally deferred....     297,404     226,075      325,971
Other liabilities and accrued expenses...     634,252     692,387      600,300
                                          ----------- -----------  -----------
  Total liabilities......................  39,892,833  40,179,372   40,859,799
                                          ----------- -----------  -----------
Guaranteed preferred beneficial interest
 in Company subordinated notes...........     400,000     100,000      100,000
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per
 share; Authorized 10,000,000 shares;
 Cumulative Convertible issued none, none
 and 517,500; Cumulative issued 660,000,
 660,000 and 660,000.....................     165,000     165,000      294,375
Common stock, par value $1.00 per share;
 Authorized 200,000,000 shares; Issued
 137,885,310, 137,875,955 and
 137,204,953.............................     137,885     137,876      137,205
Additional paid-in-capital...............     677,250     680,428      711,770
Retained earnings-substantially
 restricted..............................   1,563,139   1,535,264    1,606,287
Unearned compensation....................           -        (327)      (3,294)
Securities valuation allowance...........      41,796      76,959       75,789
                                          ----------- -----------  -----------
  Total stockholders' equity.............   2,585,070   2,595,200    2,822,132
                                          ----------- -----------  -----------
  Total liabilities and stockholders'
   equity................................ $42,877,903 $42,874,572  $43,781,931
                                          =========== ===========  ===========

Unaudited

                See Notes to Consolidated Financial Statements.

                      GREAT WESTERN FINANCIAL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    THREE MONTHS ENDED
                                            -----------------------------------
                                            MARCH 31,   DECEMBER 31, MARCH 31,
                                               1997         1996        1996
                                            ----------  ------------ ----------
(DOLLARS IN THOUSANDS)
PREFERRED STOCK
Balance, beginning of period..............  $  165,000   $  165,000  $  294,375
                                            ----------   ----------  ----------
Balance, end of period....................     165,000      165,000     294,375
                                            ----------   ----------  ----------
COMMON STOCK
Balance, beginning of period..............     137,876      137,431     137,279
Common stock issued upon exercise of
 options..................................         988          531         136
Common stock issued under dividend
 reinvestment plan........................          22           30          17
Common stock acquired.....................      (1,001)        (116)       (223)
Restricted stock awards granted, net of
 cancellations............................           -            -          (4)
                                            ----------   ----------  ----------
Balance, end of period....................     137,885      137,876     137,205
                                            ----------   ----------  ----------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period..............     680,428      698,958     713,889
Common stock issued upon exercise of stock
 options..................................      27,004       11,095       2,554
Common stock issued under dividend
 reinvestment plan........................         825          833         380
Common stock acquired.....................     (31,007)      (3,486)     (4,996)
Restricted stock awards granted, net of
 cancellations............................           -            -         (57)
Common stock repurchased under repurchase
 plan.....................................           -      (26,972)          -
                                            ----------   ----------  ----------
Balance, end of period....................     677,250      680,428     711,770
                                            ----------   ----------  ----------
RETAINED EARNINGS--SUBSTANTIALLY RE-
 STRICTED
Balance, beginning of period..............   1,535,264    1,567,993   1,572,782
Net earnings..............................      65,703        5,132      71,294
Preferred stock dividends.................      (3,424)      (3,424)     (6,254)
Common stock dividends....................     (34,404)     (34,437)    (31,535)
                                            ----------   ----------  ----------
Balance, end of period....................   1,563,139    1,535,264   1,606,287
                                            ----------   ----------  ----------
UNEARNED COMPENSATION
Balance, beginning of period..............        (327)      (1,308)     (4,282)
Amortization of restricted stock..........         327          981         988
                                            ----------   ----------  ----------
Balance, end of period....................           -         (327)     (3,294)
                                            ----------   ----------  ----------
SECURITIES VALUATION ALLOWANCE
Balance, beginning of period..............      76,959       48,707     108,433
Change in unrealized net gain, net of
 taxes....................................     (35,163)      28,252     (32,644)
                                            ----------   ----------  ----------
Balance, end of period....................      41,796       76,959      75,789
                                            ----------   ----------  ----------
  Total stockholders' equity..............  $2,585,070   $2,595,200  $2,822,132
                                            ==========   ==========  ==========

Unaudited

                See Notes to Consolidated Financial Statements.

                      GREAT WESTERN FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ----------------------
                                                      1997        1996
                                                    ---------  -----------
(DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings....................................... $  65,703  $    71,294
Noncash adjustments to net earnings:
  Provision for loan and lease losses..............    40,390       36,021
  Net decrease in interest receivable..............     6,690       31,863
  Net (decrease) in interest payable...............   (30,637)      (3,452)
  Depreciation and amortization....................    19,071       19,325
  Amortization of intangibles......................     8,975        9,429
  Write-downs of mortgage-backed securities........     4,200        6,079
  Write-downs of real estate available-for-sale....     1,753            -
  Loss on sale of mortgage-backed securities
   available-for-sale..............................        10          566
  (Gain) on sale of leases.........................      (716)        (539)
  (Gain) on sale of real estate....................    (1,281)      (2,241)
  Loss on sale of loans available-for-sale.........     2,258        1,546
  Capitalized interest.............................   (13,989)     (17,966)
  Income taxes.....................................    95,743      (32,958)
  Other............................................   (80,455)     258,220
Sales and payments of loans available-for-sale.....   431,428      426,581
Originations and purchases of loans available-for-
 sale..............................................  (517,390)   (418,868)
                                                    ---------  -----------
Net cash provided by operating activities..........    31,753      384,900
                                                    ---------  -----------
FINANCING ACTIVITIES
  (Decrease) increase in deposits..................  (428,442)     106,802
Borrowings
  Net change in short-term borrowings from FHLB....  (213,435)     648,031
  Net change in securities sold under agreements to
   repurchase......................................   285,918   (1,133,795)
  Net change in short-term borrowings..............   185,436     (368,997)
  Proceeds from issuance of long-term borrowings...     1,800            -
  Repayments of long-term borrowings...............  (100,373)        (229)
  Proceeds from issuance of Company subordinated
   notes...........................................   300,000            -
Other financing activity
  Common stock issued..............................    28,839        3,025
  Common stock repurchased.........................   (32,008)      (5,219)
  Payment of cash dividends on common stock........   (34,404)     (31,535)
  Payment of cash dividends on preferred stock.....    (3,424)      (6,254)
                                                    ---------  -----------
Net cash (used in) financing activities............   (10,093)    (788,171)
                                                    ---------  -----------

Unaudited

                See Notes to Consolidated Financial Statements.

                      GREAT WESTERN FINANCIAL CORPORATION

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -----------------------
                                                          1997         1996
                                                       -----------  ----------
(DOLLARS IN THOUSANDS)
INVESTING ACTIVITIES
Securities available-for-sale
  Proceeds from sales and maturities.................. $   848,971  $  392,846
  Purchases of securities available-for-sale..........    (749,308)   (456,105)
Mortgage-backed securities held-to-maturity
  Payments received ..................................      64,640      70,914
Mortgage-backed securities available-for-sale
  Proceeds from sales.................................         997          -
  Purchases of mortgage-backed securities.............     (73,867)     (8,511)
  Payments received...................................     167,959     288,479
Real estate loans
  Payments received...................................     741,803     711,126
  Loans originated for investment.....................  (1,040,183)   (738,119)
  Repurchases.........................................     (12,632)    (13,960)
Consumer Finance and other loans
  Loans originated for investment.....................    (551,814)   (455,594)
  Proceeds from sales ................................       2,216       1,115
  Payments received ..................................     540,079     501,049
Other investing activity
  Purchases and sales of premises and equipment, net..       7,504      (9,203)
  Proceeds from sale of real estate...................      77,985      84,264
  Net change in investment in FHLB....................      (6,285)    (19,312)
  Other...............................................      16,069      (9,592)
                                                       -----------  ----------
Net cash provided by investing activities.............      34,134     339,397
                                                       -----------  ----------
Net increase (decrease) in cash and cash equivalents..      55,794     (63,874)
Cash and cash equivalents at beginning of period......     834,292   1,094,417
                                                       -----------  ----------
Cash and cash equivalents at end of period............ $   890,086  $1,030,543
                                                       ===========  ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for
  Interest on deposits................................ $   281,713  $  299,139
  Interest on borrowings..............................     195,943     187,384
  Income taxes........................................         591      45,803
Noncash investing activities
  Loans transferred to real estate available-for-sale. $    57,824  $  114,067
  Loans originated to finance the sale of real estate
   available-for-sale.................................       9,913      17,648
  Loans originated to refinance existing loans........     101,013     107,656
  Loans exchanged for mortgage-backed securities......       1,002           -

Unaudited

                See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: MORTGAGE SERVICING RIGHTS

  On January 1, 1997 the Company adopted SFAS 125. SFAS 125 requires, among other things, the application of fair value to the initial recording of mortgage servicing assets and liabilities. Mortgage servicing assets and liabilities are required to be evaluated for impairment. Mortgage servicing assets are to be evaluated by risk tranche and are to be recorded at the lower of cost or market. Mortgage servicing liabilities are to be evaluated at the contract level and recorded at fair market value. The pronouncement also requires that the right to retain interest in excess of the contractually stated service fees be treated as interest only strips and valued in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities,"
("SFAS 115").

  In accordance with SFAS 125, the Company combined its normal and excess service fees into one mortgage servicing asset, applied the concept of fair value to the mortgage servicing liabilities, and reviewed applicable contracts to ensure proper statement of both assets and liabilities on the statement of condition. Mortgage servicing rights are included in "other assets" on the Consolidated Statement of Financial Condition. Mortgage servicing liabilities are included in "other liabilities and accrued expenses" on the Consolidated Statement of Financial Condition.

  As a result of the implementation of SFAS 125, the Company identified and recorded impairment on the mortgage servicing liability in the amount of $1,128,000. Impairment of $28,000 was identified and recorded on the mortgage servicing rights asset. Review of servicing contracts identified no requirement for the recognition of interest only strips on the Consolidated Statement of Financial Condition.

  Mortgage servicing rights are analyzed for impairment by stratifying the underlying loans based on the predominant risk characteristics of rate, geographic area and product type on a contract pool basis.

  The following table shows the balances and activity of the mortgage servicing assets and liabilities for the three months ended March 31, 1997:

                                    ORIGINATED
                                     MORTGAGE             MORTGAGE   MORTGAGE
                                    SERVICING    EXCESS   SERVICING  SERVICING
                                     RIGHTS*   SERVICING*  RIGHTS   LIABILITIES
                                    ---------- ---------- --------- -----------
(DOLLARS IN THOUSANDS)
Balance at December 31, 1996.......  $ 17,018   $ 28,241   $     -   $(20,714)
Eliminate distinction between
 originated mortgage servicing
 rights and excess servicing.......   (17,018)   (28,241)   45,259          -
Additions from sales...............         -          -     4,820          -
Amortization.......................         -          -    (2,180)     1,050
Impairment activity................         -          -       (28)    (1,128)
                                     --------   --------   -------   --------
Balance at March 31, 1997..........  $      -   $      -   $47,871   $(20,792)
                                     ========   ========   =======   ========
Fair value at March 31, 1997.......  $      -   $      -   $69,785   $(20,792)

--------
* There was no impairment reserve required or recorded for originated mortgage servicing or excess servicing rights at December 31, 1996.

NOTE 2: GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY SUBORDINATED NOTES

  On January 27, 1997, Great Western Financial Trust II (the "subsidiary trust II"), a wholly-owned subsidiary of Great Western Financial Corporation, issued $300,000,000 of 8.206% Trust Originated Preferred Securities (the "preferred securities II"). In connection with subsidiary trust II's issuance of the preferred securities II, Great Western Financial Corporation issued to subsidiary trust II $309,000,000 principal amount of its 8.206% subordinated deferrable interest notes, due 2027 (the "subordinated notes II"). The sole assets of subsidiary trust II are and will be the subordinated notes II. Great Western Financial Corporation's obligations under the subordinated notes II and related agreements, taken together, constitute a full and unconditional guarantee by the Company of subsidiary trust II's obligations under the preferred securities II.

  In December 1995, Great Western Financial Trust I (the "subsidiary trust I"), a wholly-owned subsidiary of Great Western Financial Corporation, issued $100,000,000 of 8.25% Trust Originated Preferred Securities (the "preferred securities I"). In connection with subsidiary trust I's issuance of the preferred securities I, Great Western Financial Corporation issued to the subsidiary trust I $103,092,800 principal amount of its 8.25% subordinated deferrable interest notes, due 2025 (the "subordinated notes I"). The sole assets of subsidiary trust I are and will be the subordinated notes I. Great Western Financial Corporation's obligations under the subordinated notes I and related agreements, taken together, constitute a full and unconditional guarantee by the Company of subsidiary trust I's obligations under the preferred securities I.

  The following table shows the balances of Great Western Financial Trust I and II at March 31, 1997, December 31, 1996 and March 31, 1996:

                                MARCH 31, 1997 DECEMBER 31, 1996 MARCH 31, 1996
                                -------------- ----------------- --------------
Great Western Financial Trust
 I.............................    $100,000        $100,000         $100,000
Great Western Financial Trust
 II............................     300,000               -                -
                                   --------        --------         --------
                                   $400,000        $100,000         $100,000
                                   ========        ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

  Great Western reported consolidated net earnings of $65.7 million, or $.44 per share, for the first quarter of 1997 compared to $71.3 million, or $.47 per share for the first quarter of 1996 and $5.1 million, or $.01 per share for the fourth quarter of 1996. The Company's net earnings for the first quarter of 1997 were reduced by $33.7 million in merger related transaction costs. Without these transaction costs, operating earnings for the three months ended March 31, 1997 would have been $89.1 million, or $.61 per share.

  The provision for loan and lease losses in the first quarter of 1997 declined to $40.4 million, down from $85.9 million in the fourth quarter of 1996 and up from $36 million in the first quarter of 1996. The decrease was due to reduced credit costs as a result of the bulk sale of nonperforming assets in the fourth quarter of 1996. Nonperforming assets were $547.8 million, or 1.28% of assets at March 31, 1997, $791.3 million, or 1.81% of assets at March 31, 1996 and $546 million, or 1.27% of assets at December 31, 1996.

  Net interest income was $338.2 million for the first quarter of 1997 compared with $352.3 million for the first quarter of 1996 and $335 million for the fourth quarter of 1996. The interest spread for the first quarter of 1997 was 3.13% compared with 3.23% for the first quarter of 1996 and 3.05% for the fourth quarter of 1996. The Company's net interest margin was 3.32% for the first quarter of 1997 compared with 3.39% for the first quarter of 1996 and 3.25% for the fourth quarter of 1996.

  Noninterest income was $95.3 million in the first quarter of 1997, $69.6 million in the first quarter of 1996 and $114.5 million in the fourth quarter of 1996. In the first quarter of 1997, banking fees increased $12.4 million and gain on sale of premises and equipment increased $7.1 million from the year ago first quarter.

  Excluding the impact of the merger-related transaction costs, noninterest expense in the first quarter of 1997 totaled $244.7 million, compared with $267.1 million in the first quarter of 1996. Noninterest expense for the fourth quarter of 1996, excluding the impact of several non-recurring charges was $260 million. The decrease of $22.4 million from the first quarter of 1996 was due primarily to a decrease in salaries of $11.1 million and a decrease in FDIC premium of $11.6 million.

                                  HIGHLIGHTS

                                            AT OR FOR THE THREE MONTHS ENDED
                                          --------------------------------------
                                           MARCH 31,   DECEMBER 31,   MARCH 31,
                                             1997          1996         1996
                                          -----------  ------------  -----------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
Net interest income.....................  $   338,164  $   335,011   $   352,286
Net earnings............................       65,703        5,132        71,294
Fully diluted earnings per common
 share..................................          .44          .01           .47
New loan volume.........................    2,220,312    2,332,117     1,737,885
Real estate loans sold..................      419,715      475,528       415,750
Return on average assets (annualized)...          .61%         .05%          .65%
Return on average equity (annualized)...        10.06%         .79%        10.11%
Interest spread
  Yield on interest earning assets......         7.69%        7.77%         7.94%
  Cost of interest bearing liabilities..         4.56         4.72          4.71
                                          -----------  -----------   -----------
  Interest spread.......................         3.13%        3.05%         3.23%
                                          ===========  ===========   ===========
Total assets............................  $42,877,903  $42,874,572   $43,781,931
Stockholders' equity....................    2,585,070    2,595,200     2,822,132
Stockholders' equity per common share...        17.55        17.63         18.42
Tangible stockholders' equity per common
 share..................................        15.54        15.55         16.13

                 MERGER AGREEMENT WITH WASHINGTON MUTUAL, INC.

  On March 6, 1997, Great Western announced that it had entered into a strategic business combination with Washington Mutual, Inc. ("Washington Mutual"). The terms of the Agreement and Plan of Merger dated as of March 5, 1997 (the "Merger Agreement") entered into by and between Great Western, Washington Mutual and New American Capital, Inc., ("NAC"), a wholly-owned subsidiary of Washington Mutual provide for a tax-free merger (the "Merger") of Great Western with and into NAC pursuant to which each outstanding share of Great Western common stock, par value $1.00 per share (the "Common Stock"), will be converted into 0.9 shares of Washington Mutual common stock, no par value, with cash being paid in lieu of fractional shares. Each outstanding share of GWFC 8.30% Preferred Stock will be converted into one share of Washington Mutual 8.30% Preferred Stock, Series F.

  The consummation of the Merger is subject to certain conditions, including approval by the stockholders of Great Western and Washington Mutual and the receipt of applicable regulatory approvals. The Board of Directors of Great Western ("the Board") has fixed June 13, 1997 as the date for the special meeting of stockholders to vote on the approval and adoption of the Merger Agreement. The parties expect that the Merger will be consummated in the third quarter of 1997.

  The description of the Merger Agreement above does not purport to be complete and is qualified in its entirety by reference to the text of the Merger Agreement, which is filed as an exhibit to the Company's Annual Report on Form 10-K.

                  H. F. AHMANSON & COMPANY'S MERGER PROPOSAL

  On February 18, 1997, H. F. Ahmanson & Company ("Ahmanson") unilaterally announced a proposal for a merger between Ahmanson and Great Western pursuant to which each outstanding share of Common Stock would be converted into 1.05 shares of Ahmanson common stock (the "Original Ahmanson Merger Proposal").

  On March 17, 1997, Ahmanson revised the Original Ahmanson Merger Proposal to provide that the Common Shares would be converted into the right to receive not less than 1.1 nor more than 1.2 common shares of Ahmanson (as so revised, the "Ahmanson Merger Proposal"). On March 26, 1997, Great Western announced that after careful consideration of Ahmanson's request that Great Western provide information to and engage in negotiations or discussion with Ahmanson, the Board of Directors of Great Western has unanimously determined not to authorize such action. The Board also stated its belief that a combination of Great Western and Washington Mutual will provide Great Western stockholders with a superior value opportunity and reiterated its commitment to the Merger as being in the best interest of Great Western's stockholders. On May 12, 1997, Ahmanson publicly announced that it intended to commence an exchange offer for all of the outstanding shares of Common Stock on the same financial terms as the Ahmanson Merger Proposal. The Board has not yet reviewed the terms of Ahmanson's exchange offer as set forth in its May 13, 1997 filing with the Securities and Exchange Commission. Promptly after its consideration thereof, the Board will advise Great Western's Stockholders of its position with respect to the Ahmanson exchange offer.

  On March 3, 1997, Ahmanson commenced the Ahmanson consent solicitation (the "Ahmanson Consent Solicitation") and sought consents from Great Western stockholders to approve five proposals. That same day, pursuant to Great Western's Bylaws, the Board fixed March 13, 1997 as the record date for these five proposals. On March 17, 1997 (concurrently with the announcement of the Ahmanson Merger Proposal and subsequent to the announcement of the Merger), Ahmanson withdrew two of the five proposals and commenced a solicitation of consents for two new proposals (the "New Ahmanson Consent Proposals"), in addition to proposals 3, 4 and 5 of the Ahmanson Consent Solicitation as originally commenced. To date, Great Western has not received a request from Ahmanson to fix a record date with respect to the New Ahmanson Consent Proposal and accordingly, no such record date has been so fixed. See "LITIGATION."

  On April 9, 1997, Ahmanson presented to the Company consents which Ahmanson claimed represented consents from a majority of the outstanding shares of Common Stock for adoption of three of the five Ahmanson proposals. One of the proposals for which Ahmanson presented consents would amend the Company's By-laws to require that the Company's annual meeting of stockholders (the "Annual Meeting") be held on the fourth Tuesday in April or within two weeks thereof (the "Annual Meeting By-laws"). This year, the fourth Tuesday in April was April 22, 1997 and the fourteenth day thereafter was May 6, 1997. On April 11, 1997, Ahmanson presented to the Company consents which Ahmanson claimed represented consents from a majority of the outstanding shares of Common Stock for adoption of one of the two New Ahmanson Consent Proposals.

  The consents presented by Ahmanson and the revocations of consent received by Great Western were turned over to independent inspectors of election. After the independent inspectors reported the results of their preliminary tabulation as of April 9 with respect to proposals 3, 4 and 5 of the Ahmanson Consent Solicitation, which indicated that those proposals had been adopted, Great Western identified a voting irregularity involving the double voting of more than five million shares of Common Stock held by a major institutional stockholder. That stockholder promptly sent a letter to the independent inspectors stating that 5.2 million of its shares "represent a duplicate vote" and requesting that such duplicate vote be disregarded. Ahmanson insisted that the independent inspectors were not authorized to take cognizance of the letter from the major institutional stockholder and that the shares be counted twice. The independent inspectors took the positions that they were not empowered to address the double vote issue. On April 28, 1997, the independent inspectors certified that Ahmanson had received consents representing a majority of the outstanding shares of Common Stock with respect to proposal 3, 4 and 5 as of April 9, 1997. On that same day Great Western filed suit in the Court of Chancery of the State of Delaware seeking an order declaring, among other things, that there was an overvote entitling the independent inspectors to consider extrinsic evidence concerning the double-voted shares. See "LITIGATION." On May 1, 1997, Great Western and Ahmanson each requested that the independent inspectors retabulate the vote without giving effect to the double-counted shares and recertify the results of the Ahmanson Consent Solicitation. On May 5, 1997, the independent inspectors completed a second tabulation regarding certain of Ahmanson's proposals, certifying that, as of April 9, 1997, Ahmanson had received consents representing a majority of the outstanding shares of Common Stock with respect to proposal 3. Also on May 5, 1997, the independent inspector reported on a preliminary basis, and on May 12, 1997, the independent inspectors certified that Ahmanson received unrevoked consents representing a majority of the outstanding shares of Common Stock with respect to proposals 4 and 5 as of April 10, 1997.

  In light of the dispute between Great Western and Ahmanson as to whether a record date exists with respect to the New Ahmanson Consent Proposals, the independent inspectors have not tabulated the results of the solicitation with respect to such proposals. Under Great Western's Bylaws, any stockholder of Great Western seeking to have Great Western's stockholders authorize or take corporate action by written consent must, by written notice to Great Western's Secretary, request that the Board fix a record date. The Board is then required, within ten days after the date on which such request is received, to adopt a resolution fixing the record date. Under Section 213 of the Delaware General Corporation Law (the "DGCL") and Section 11 of Great Western's Bylaws, the record date must be within ten days of the date of the resolution fixing the record date. Ahmanson has never requested the setting of a record date with respect to the New Ahmanson Consent Proposals. Pursuant to the Company's Bylaws, a record date will be fixed by the Board upon Ahmanson's written request that such a date be fixed.

  Even though the independent inspectors certified on May 5, 1997 that, as of April 9, 1997, consents from a majority of the outstanding Common Stock have been presented to the Company with respect to the Annual Meeting Bylaws, Rule 14a-13 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company to disseminate broker scratch cards at least 20 business days prior to the record date for the Annual Meeting and New York Stock Exchange rules recommend that a listed company, such as Great Western, allow a minimum of 30 days from the record date to the stockholder meeting date for the solicitation of proxies. Therefore, in light of the relevant timing constraints, rules and regulations governing the Company and practical considerations relating to the time required for dissemination of proxy materials to beneficial owners of shares of Common Stock, the time required for the solicitation of proxies as well as the time necessary to permit meaningful deliberation by holders of shares of Common Stock and the return of proxies by both record and beneficial owners of shares of Common Stock, on April 10, 1997 the Board scheduled the Annual Meeting for June 13, 1997 and fixed May 9, 1997 as the record date for holders of shares of Common Stock entitled to receive notice of and to vote at the Annual Meeting. On April 9, 1997, Ahmanson filed a Complaint in the Court of Chancery of the State of Delaware seeking an order compelling Great Western to hold the Annual Meeting on or before May 6, 1997. See "LITIGATION." On May 8, 1997, Ahmanson publicly announced that it would no longer seek to advance the date of the Annual Meeting.

  Ahmanson has also indicated its intent to solicit proxies in connection with the Annual Meeting. In that proxy solicitation, Ahmanson intends to seek to elect three directors nominated by Ahmanson to the Board and to have additional amendments to Great Western's Bylaws adopted.

                                  LITIGATION

  On February 18, 1997, Ahmanson filed a Verified Complaint for Declaratory and Injunctive Relief against Great Western and its directors (the "Ahmanson Complaint") in the Court of Chancery of the State of Delaware. The Ahmanson Complaint alleges, among other things, that: (i) the defendants have breached their fiduciary duties with respect to the Great Western's rights plan (the "Great Western Rights Plan"); (ii) the adoption of any defensive measure by the defendants which has the effect of impeding, thwarting, frustrating or interfering with the Ahmanson Merger Proposal would constitute a breach of the defendants' fiduciary duties; and (iii) the individual directors of Great Western have breached their fiduciary duties with respect to Section 203 of the DGCL (the "Delaware Business Combination Statute").

  Ahmanson seeks declaratory and injunctive relief as follows: (i) an order enjoining the defendants from adopting any defensive measure which has the effect of impeding, thwarting, frustrating or interfering with the Ahmanson Merger Proposal; (ii) an order compelling the defendants to redeem the rights associated with the Great Western Rights Plan or to amend the Great Western Rights Plan so as to make it inapplicable to the Ahmanson Merger Proposal;
(iii) an order enjoining the defendants from taking any action pursuant to the Great Western Rights Plan that would dilute or interfere with Ahmanson's voting rights or otherwise discriminate against Ahmanson; (iv) an order compelling the defendants to approve the Ahmanson Merger Proposal for the purposes of the Delaware Business Combination Statute; (v) an order enjoining the defendants from taking any action to enforce or apply the Delaware Business Combination Statute that would impede, thwart, frustrate or interfere with the Ahmanson Merger Proposal; and (vi) an order awarding Ahmanson its costs and expenses in the action.

  On February 26, 1997, Great Western and the individual defendants filed their Answer, and Affirmative Defenses to the Ahmanson Complaint and Great Western filed its and the individual defendants' Counterclaims to the Ahmanson Complaint. In the Answer, Great Western and the individual defendants denied all of the material allegations raised by the Ahmanson Complaint and asserted affirmative defenses, including that: (i) the Ahmanson Complaint fails to state a claim on which relief can be granted; and (ii) Ahmanson is acting in its own self interest at the expense of Great Western and its stockholders and thus comes to Court with unclean hands. In its Counterclaims to the Ahmanson Complaint, Great Western seeks, among other things, declaratory and injunctive relief, including dismissal of the Ahmanson Complaint with prejudice and denial of the relief requested by Ahmanson. Ahmanson and Great Western have commenced discovery. Great Western and Ahmanson are currently in the process of responding to reciprocal requests for documents.

  Between February 18, 1997 and February 26, 1997, six complaints (the "Complaints") were filed against Great Western and its directors in the Court of Chancery of the State of Delaware by Fred T. Isquith, Harry Lewis, Bernard Bildstein, Charles Uttenreither, Melvyn Zupnick and Emil Schachter. Each action was brought on behalf of the plaintiff, individually, and as a purported class action on behalf of all stockholders of Great Western. The Complaints allege, among other things, that the defendants are violating their fiduciary duties owed to the stockholders of Great Western with respect to the Ahmanson Merger Proposal. The plaintiffs generally seek: (i) an order declaring that the action may be maintained as a class action; (ii) an order preliminarily and permanently enjoining the defendants to consider and negotiate with respect to all bona fide offers or proposals for Great Western or its assets, in the best interests of Great Western stockholders; and (iii) compensatory damages, the costs and disbursements of the action and such other and further relief as may be just and proper. In addition, certain plaintiffs seek judgments ordering Great Western's directors, individually, to announce their intention with respect to certain matters relating to the Ahmanson Merger Proposal. Great Western and its directors deny the operative allegations of the Complaints and will file responses thereto as appropriate; however, answers have not been filed.

  On March 7, 1997, Ahmanson filed a Motion for Leave to File Amended and Supplemental Complaint against Great Western and its directors (the "Ahmanson Supplemental Complaint") in the Court of Chancery of the State of Delaware. In addition to the allegations made in the Ahmanson Complaint, the Ahmanson Supplemental Complaint further alleges, among other things, that: (i) the defendants have failed to create a level playing field by discriminatorily favoring other potential bidders to the exclusion of Ahmanson and by entering into the Merger Agreement; (ii) the defendants have actively and unlawfully sought to thwart its stockholders from exercising certain of their rights for the purpose of entrenchment; (iii) the defendants have failed to find the best value reasonably available; and (iv) the defendants have irreparably harmed Ahmanson by depriving it of the unique opportunity to acquire Great Western. Consequently, Ahmanson seeks additional declaratory and injunctive relief enjoining Great Western and the individual defendants from, among other things, discriminating against Ahmanson, delaying Great Western's annual meeting of stockholders, or taking steps to consummate the Merger or other transactions with Washington Mutual.

  On March 14, 1997, a complaint (an "Additional Complaint") was filed against Great Western and its directors in the Court of Chancery of the State of Delaware by Marcel Ullman and Joseph Sonnenberg. The Additional Complaint was brought on behalf of the plaintiffs, individually, and as a purported class action on behalf of all stockholders of Great Western. The Additional Complaint alleges, among other things, that the defendants are violating their fiduciary duties owed to the stockholders of Great Western by failing to hold an open and fair auction of Great Western, failing to negotiate the acquisition of Great Western with all interested parties, and failing to provide a level playing field through the use of a termination fee in the Merger Agreement and employment of a "poison pill." The plaintiffs generally seek: (i) an order declaring that the action may be maintained as a class action; (ii) an order that the defendants carry out their fiduciary duties and requiring them to respond in good faith to all bona fide potential acquirors of Great Western; (iii) an order preliminarily and permanently enjoining implementation of Great Western's poison pill; (iv) an order rescinding the severance agreements to be paid to the defendants and the termination fee to be made to Washington Mutual; and (v) the costs and disbursements of the action and such other and further relief as may be just and proper. Great Western and its directors deny the operative allegations of the Additional Complaint; however, an answer has not yet been filed.

  On March 18, 1997, Fred T. Isquith, Harris Lewis, Bernard Bildstein, Charles Uttenreither and Emil Schachter filed an Amended Class Action Complaint against Great Western and its directors in the Court of Chancery of the State of Delaware (the "Amended Class Action Complaint"). The Amended Class Action Complaint alleges, among other things, that: (i) the individual defendants are violating their fiduciary duties owed to plaintiffs and other members of the class with respect to the Ahmanson Merger Proposal; (ii) the individual defendants have violated their fiduciary duties with respect to certain actions taken in connection with the proposed merger between Great Western and Washington Mutual; and (iii) the individual defendants are acting to entrench themselves by favoring Washington Mutual at the expense and to the detriment of the public stockholders of Great Western. The plaintiffs seek judgments:
(i) declaring that the action is a proper class action and certifying plaintiffs as class representatives; (ii) ordering the individual defendants to announce their intention with respect to certain matters relating to, among other things, the maximization of stockholders value and the employment of the Great Western Rights Plan; (iii) enjoining any transaction between Great Western and Washington Mutual which does not maximize stockholder value; (iv) declaring the approval of the fee to be paid to Washington Mutual in the event that the Merger Agreement is terminated to be a breach of fiduciary duty and rescinding it; (v) ordering the individual defendants, jointly and severally, to account to plaintiffs and the class for all damages suffered as a result of the acts and transactions alleged in the Amended Class Action Complaint; and
(vi) awarding plaintiffs the costs and disbursements of the action and granting such other and further relief as may be just and proper. Great Western and its directors deny the operative allegations of the Amended Class Action Complaint; however, an answer has not yet been filed.

  On March 21, 1997, Ahmanson filed a second Motion for Leave to File Amended and Supplemental Complaint against Great Western and its directors (the "Ahmanson Second Supplemental Complaint") in the Court of Chancery of the State of Delaware and on April 14, 1997, pursuant to a stipulation among the parties, Ahmanson filed the Ahmanson Second Supplemental Complaint. In addition to the allegations made in the Ahmanson Complaint and the Ahmanson Supplemental Complaint, the Ahmanson Second Supplemental Complaint further alleges, among other things, that (i) Great Western is attempting to impede Ahmanson's solicitation of consents by not recognizing March 13, 1997 as the record date for Ahmanson's solicitation of consents for the New Ahmanson Proposals; and (ii) Great Western has failed to make full disclosure of matters relating to the availability of the pooling of interests method of accounting for the Merger. Consequently, Ahmanson seeks additional declaratory and injunctive relief compelling Great Western and the individual defendants to, among other things, (i) recognize March 13, 1997 as the record date for Ahmanson's solicitation of consents for the New Ahmanson Proposals and (ii) disclose certain information that Ahmanson alleges relates to the availability of pooling of interests accounting for the Merger.

  On April 9, 1997, Ahmanson filed a Complaint against Great Western pursuant to Section 225 of the DGCL (the "225 Complaint") in the Court of Chancery of the State of Delaware. The 225 Complaint alleges, among other things, that written consents executed by the record holders of a majority of the Common Stock outstanding on March 13, 1997 were delivered to Great Western on April 9, 1997 that were effective at the time of delivery to adopt the Annual Meeting Bylaw. Ahmanson seeks an order (i) declaring that the Annual Meeting Bylaw was duly and validly adopted on April 9, 1997; and (ii) compelling Great Western to hold its Annual Meeting on or before May 6, 1997.

  On April 11, 1997, Ahmanson filed an Amended Complaint against Great Western and, additionally, its directors (the "Amended 225 Complaint") in the Court of Chancery of the State of Delaware. In addition to the allegations made in the 225 Complaint, the Amended 225 Complaint alleges, among other things, that:
(i) the Annual Meeting Bylaw was effective at the time the consents were delivered; and (ii) by their actions in announcing a May 9, 1997 record date and setting a meeting for election of directors for June 13, 1997, Great Western's directors violated the Annual Meeting Bylaw and the provision of Great Western's Bylaws regarding special meetings, thereby breaching their fiduciary duties. In addition to the relief sought in the 225 Complaint, Ahmanson seeks an order enjoining Great Western from scheduling or holding any vote on any proposed transaction, including but not limited to the Merger, prior to two weeks following the certification of the election of directors.

  On April 18, 1997, Ahmanson filed a Motion for Leave to File a Second Amended Complaint against Great Western and its directors (the "Second Amended 225 Complaint") in the Court of Chancery of the State of Delaware. In addition to the allegations made in the 225 Complaint and the Amended 225 Complaint, the Second Amended 225 Complaint further alleged, among other things, that the Great Western directors breached their fiduciary duties and engaged in "unlawful manipulation of the corporate machinery" by changing the date of the Annual Meeting. Consequently, Ahmanson seeks additional injunctive relief enjoining Great Western from scheduling or holding any vote on any proposed transaction, including but not limited to the Merger, for a "reasonable time" following the election of directors and enjoining Great Western from failing to comply with Great Western's By-laws regarding special meetings.

  On April 25, 1997, the Court of Chancery of the State of Delaware (i) granted, in part, Great Western and its directors' April 16, 1997 Motion to Dismiss and for a Protective Order by dismissing, insofar as it sought injunctive relief before the date of the Annual Meeting, Ahmanson's claim in the Second Amended 225 Complaint that the Great Western directors breached their fiduciary duties by manipulating the corporate machinery, and (ii) ordered limited discovery concerning the scheduling of the Annual Meeting for June 13, 1997.

  On April 28, 1997, Great Western filed a Complaint for Declaratory and Injunctive Relief against Ahmanson in the Court of Chancery of the State of Delaware and on April 29, 1997, Great Western filed an Amended Complaint for Declaratory Relief against Ahmanson (the "Amended Great Western Complaint") in the Court of Chancery of the State of Delaware. The Amended Great Western Complaint alleges, among other things, that an approximately 5.2 million share double vote occurred in connection with the Ahmanson Consent Solicitation resulting in a substantial overvote, that certain revocations and abstentions were not properly given effect and that certain Ahmanson consent cards indicating consent to one or more but not all of the proposals for which Ahmanson was soliciting consents were improperly counted as having consented to all of such proposals. Great Western seeks, among other things, an order declaring that there was an overvote entitling the independent inspectors of election to consider extrinsic evidence concerning the duplicate vote of approximately 5.2 million shares, that the revocations and abstentions at issue revoked previously given consents and that the Ahmanson consent cards as to which one or more but not all proposals were consented to constitute consent only as to the specific proposals marked. On May 1, 1997, Great Western and Ahmanson each requested that the independent inspectors retabulate the vote without giving effect to the double-counted shares and recertify the results of the Ahmanson Consent Solicitation.

  On May 1, 1997, Fred T. Isquith, Harry Lewis, Bernard Bildstein, Charles Uttenreither, and Emil Schachter filed a Motion for Leave to File Second Amended Class Action Complaint against Great Western and its directors in the Court of Chancery of the State of Delaware (the "Second Amended Class Action Complaint"). The Second Amended Class Action Complaint further alleges, among other things, that the defendants are: (i) violating their fiduciary duties by wrongfully manipulating the proxy solicitation machinery; (ii) failing to timely call a stockholder meeting in contravention of Great Western's By-laws; and (iii) interfering with and delaying the consideration of a slate of directors proposed by Ahmanson for election to the Board. Consequently, the plaintiffs seek additional relief including, among other things: (i) an order that the Board refrain from taking any action which impedes or interferes with the voting rights of Great Western stockholders; and (ii) an order that the Board schedule a stockholder meeting to elect directors on May 6, 1997 or as soon thereafter as practicable. The parties have agreed to initiate discovery on a limited basis.

  On May 6, 1997, Great Western and the individual defendants filed their Answer and Affirmative Defenses to the Ahmanson Second Supplemental Complaint. In the answer, the defendants denied all of the material allegations raised by the Ahmanson Second Supplemental Complaint and asserted affirmative defenses, including that: (i) the Ahmanson Second Supplemental Complaint fails to state a claim on which relief can be granted; (ii) Ahmanson is acting in its own self interest at the expense of Great Western and its stockholders and thus comes to the Court with unclean hands; and (iii) Ahmanson's claims are not ripe.

  On May 7, 1997, Great Western and the individual defendants filed their Answer and Affirmative Defenses to the Ahmanson Second Amended 225 Complaint and asserted affirmative defenses, including that: (i) the Ahmanson Second Amended 225 Complaint fails to state a claim on which relief can be granted;
(ii) that Ahmanson is acting in its own self interest at the expense of Great Western and its stockholders and thus comes to the Court with unclean hands and (iii) Ahmanson's claims are not ripe.

  On May 8, 1997, Ahmanson submitted a letter (the "May 8 Letter") to the Court of Chancery of the State of Delaware relating to its claims in the Second Amended 225 Complaint. In the May 8 Letter, Ahmanson (i) states that it is no longer seeking to advance the Annual Meeting forward from June 13, 1997, and (ii) requests that the Court require that the separate special meeting of stockholders of Great Western at which the Merger will be voted upon occur no earlier than six weeks after certification of the results of the Annual Meeting.

  On May 13, 1997, Ahmanson filed a motion with the Court of Chancery of the State of Delaware seeking to require a six-week gap between the certification of results of the election of directors at the Annual Meeting and the vote by the stockholders of Great Western on the Merger. The Court has agreed to hear such motion on May 30, 1997.

  Great Western and its directors intend to vigorously defend the claims in the Ahmanson Complaint, the Ahmanson Supplemental Complaint, the Complaints and the Additional Complaint, the Amended Class Action Complaint, the Ahmanson Second Supplemental Complaint, the 225 Complaint, the Amended 225 Complaint, the Second Amended 225 Complaint and the Second Amended Class Action Complaint.

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

  Since there is no authoritative guidance for management accounting principles, the organizational structure of the institution and the allocation methodologies it employs result in business line financial results that are not necessarily comparable across companies. As such, Great Western's business line performance may not be directly comparable with similar information from other financial institutions. Results by line of business for the three months ended March 31, 1997 and March 31, 1996 are presented below:

SELECTED FINANCIAL HIGHLIGHTS BY LINE OF BUSINESS

  Results of line of business for the quarters ended March 31, 1997 and March 31, 1996 are presented below.

                                              REAL ESTATE
                         CONSUMER FINANCE      SERVICES        RETAIL BANKING           TREASURY            CONSOLIDATED
                         ------------------  --------------  --------------------  --------------------  --------------------
                           1997      1996     1997    1996     1997       1996       1997       1996       1997       1996
                         --------  --------  ------  ------  ---------  ---------  ---------  ---------  ---------  ---------
(DOLLARS IN MILLIONS)
INCOME STATEMENT:
 Net interest income.... $   61.9  $   67.2  $ 10.7  $  4.5  $   128.9  $   158.4  $   136.6  $   122.3  $   338.1  $   352.4
 Provision for loan and
  lease losses..........     15.4      14.5       -       -        0.2        0.5       24.8       21.0       40.4       36.0
 Net interest income
  after provision.......     46.5      52.7    10.7     4.5      128.7      157.9      111.8      101.3      297.7      316.4
 Noninterest income.....      6.1       6.6    76.6    55.0       69.2       49.6      (56.5)     (41.6)      95.4       69.6
 Noninterest expense....     35.2      36.0    51.8    58.1      154.3      170.3        3.4        2.7      244.7      267.1
 Merger expense.........        -         -    10.9       -       21.8          -        1.0          -       33.7          -
                         --------  --------  ------  ------  ---------  ---------  ---------  ---------  ---------  ---------
Income before tax.......     17.4      23.3    24.6     1.4       21.8       37.2       50.9       57.0      114.7      118.9
 Tax....................      7.1       9.2    10.6     0.6        9.4       14.9       21.9       22.9       49.0       47.6
                         --------  --------  ------  ------  ---------  ---------  ---------  ---------  ---------  ---------
Net income.............. $   10.3  $   14.1  $ 14.0  $  0.8  $    12.4  $    22.3  $    29.0  $    34.1  $    65.7  $    71.3
                         ========  ========  ======  ======  =========  =========  =========  =========  =========  =========
AVERAGE BALANCE SHEET
 DATA:
Real estate loans....... $      -  $      -  $    -  $    -  $       -  $       -  $28,825.0  $27,662.8  $28,825.0  $27,662.8
Consumer loans..........  2,171.4   2,102.5       -       -      241.9      540.0          -          -    2,413.3    2,642.5
Net loans and leases....  2,171.4   2,102.5       -       -      241.9      540.0   28,825.0   27,662.8   31,238.3   30,305.3
Assets..................  2,446.3   2,337.5   297.1   365.8    1,411.6    1,883.6   38,694.9   39,462.7   42,849.9   44,049.7
Deposits................    194.0     160.8       -       -   28,072.4   28,938.6       21.2      149.2   28,287.6   29,248.6
Equity..................    384.8     498.4   425.6   329.5    1,025.9    1,524.5      775.4      467.3    2,611.7    2,819.7
PERFORMANCE METRICS
Return on average
 equity.................    10.67%    11.26%  13.13%   1.01%      4.84%      5.84%     14.98%     29.25%     10.06%     10.11%
Efficiency ratio........    51.80%    48.85%  71.89%  97.67%     88.87%     81.88%      5.49%      3.32%     64.22%     63.31%
PERFORMANCE METRICS
 (EXCLUDING MERGER
 EXPENSE OF $33.7
 MILLION)
Return on average
 equity.................    10.67%        -   16.81%      -       7.88%         -      15.17%         -      11.91%         -
Efficiency ratio........    51.80%        -   59.37%      -      77.88%         -       4.20%         -      56.44%         -

CONSUMER FINANCE

  The Consumer Finance line of business is made up of Blazer Financial Services, City Finance Company, First Community Industrial Bank and Great Western Thrift & Loan. These companies offer retail installment financing primarily in the Southeast and Southwest areas of the United States.

REAL ESTATE SERVICES

  The Real Estate Services line of business houses the Company's residential mortgage origination and loan servicing businesses. Loans are originated in Great Western's nationwide retail lending offices and through the Company's wholesale origination function. Fixed rate loans are typically sold in the secondary market and adjustable loans are primarily transferred to the Treasury line of business for portfolio investment.

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

TREASURY

  The Treasury line of business houses the Company's mortgage loan and investment securities portfolios and meets the wholesale funding needs of the Company. Additionally, the Treasury function is responsible for hedging the Company's interest rate risk and as such, houses the funds transfer pricing mismatch unit. The mismatch unit is counterparty to the internal charges and credits for funds received by each of the other business lines.

                             EARNINGS PERFORMANCE

NET INTEREST INCOME

  Net interest income was $338.2 million in the first quarter of 1997 compared with $352.3 million in the first quarter of 1996 and $335 million in the fourth quarter of 1996. The interest spread increased in the first quarter of 1997 due to lower rates paid on deposits and borrowings, partially offset by lower rates on real estate and consumer loans. During the three months ended December 31, 1996 the interest spread was reduced primarily due to higher rates on borrowings and lower yields on real estate and Consumer
Finance loans. For the three months ended March 31, 1996, the interest spread benefitted by approximately 9 basis points from the interest rate lag on ARM loans. The interest spread decreases in an increasing interest-rate environment as increases in COFI, to which most interest earning assets are tied, lag behind deposit and borrowing rate increases. The Company's net interest margin was 3.32% for the three months ended March 31, 1997 compared with 3.39% for the same period a year ago. The Company's net interest margin was 3.25% for the three months ended December 31, 1996.

  The following tables of net interest income displays the average balances, interest income and expense and average rates by asset and liability component for the periods indicated:

                                 MARCH 31, 1997                 DECEMBER 31, 1996                MARCH 31, 1996
                         ------------------------------- ------------------------------- -------------------------------
                           AVERAGE             AVERAGE     AVERAGE             AVERAGE     AVERAGE             AVERAGE
                           BALANCE   INTEREST YIELD/RATE   BALANCE   INTEREST YIELD/RATE   BALANCE   INTEREST YIELD/RATE
                         ----------- -------- ---------- ----------- -------- ---------- ----------- -------- ----------
(DOLLARS IN THOUSANDS)
Earning Assets
 Repurchase agreements
  and federal funds..... $   451,154 $  5,983    5.30%   $   321,186 $  4,570    5.69%   $   350,984 $  4,777    5.44%
 Securities available-
  for-sale..............     965,101   14,737    6.11      1,058,937   16,325    6.17        951,735   14,631    6.15
 Mortgage-backed
  securities............   7,624,849  138,577    7.27      8,058,016  143,369    7.12      9,610,728  174,026    7.24
 Loans
   Real estate..........  28,825,042  521,689    7.24     28,696,621  522,365    7.28     27,662,772  521,110    7.54
   Consumer Finance.....   2,171,358   91,205   16.80      2,144,796   93,973   17.53      2,102,546   93,888   17.86
   Other................     241,872    4,178    6.91        499,578   12,359    9.90        540,020   10,852    8.04
                         ----------- --------   -----    ----------- --------   -----    ----------- --------   -----
     Total loans........  31,238,272  617,072    7.90     31,340,995  628,697    8.02     30,305,338  625,850    8.26
 Other..................     510,510    7,889    6.18        504,953    8,586    6.80        332,512    5,644    6.79
                         ----------- --------   -----    ----------- --------   -----    ----------- --------   -----
     Total earning
      assets............  40,789,886  784,258    7.69     41,284,087  801,547    7.77     41,551,297  824,928    7.94
Other assets............   2,060,102                       2,022,416                       2,498,365
                         -----------                     -----------                     -----------
     Total assets.......  42,849,988                      43,306,503                      44,049,662
                         ===========                     ===========                     ===========
Interest Bearing
 Liabilities
 Deposits
   Checking.............   4,276,095    6,613    0.62      4,395,367    7,875    0.72      4,457,642    8,522    0.76
   Money market and
    other savings.......   7,103,560   56,723    3.19      6,621,412   52,906    3.20      6,553,877   46,542    2.84
   Term.................  16,685,904  216,139    5.18     17,556,719  231,778    5.28     17,790,521  244,175    5.49
   Wholesale............     222,059      301    0.54        213,685      628    1.18        446,566    3,765    3.37
                         ----------- --------   -----    ----------- --------   -----    ----------- --------   -----
     Total deposits.....  28,287,618  279,776    3.96     28,787,183  293,187    4.07     29,248,606  303,004    4.14
 Borrowings
   Short-term borrowings
    from FHLB...........   1,454,875   20,050    5.51      1,441,553   20,773    5.76      1,052,974   14,613    5.55
   Securities sold under
    repurchase
    agreements..........   4,713,046   64,078    5.44      4,815,685   67,234    5.58      6,193,162   84,558    5.46
   Short-term
    borrowings..........   1,186,580   15,905    5.36      1,320,154   17,731    5.37      1,155,897   17,168    5.94
   Long-term
    borrowings(1).......   3,462,799   66,285    7.66      3,210,625   67,611    8.42      2,520,769   53,299    8.46
                         ----------- --------   -----    ----------- --------   -----    ----------- --------   -----
     Total borrowings...  10,817,300  166,318    6.15     10,788,017  173,349    6.43     10,922,802  169,638    6.21
                         ----------- --------   -----    ----------- --------   -----    ----------- --------   -----
     Total interest
      bearing
      liabilities.......  39,104,918  446,094    4.56     39,575,200  466,536    4.72     40,171,408  472,642    4.71
Other liabilities.......   1,133,372                       1,095,014                       1,058,560
Stockholders' equity....   2,611,698                       2,636,289                       2,819,694
                         -----------                     -----------                     -----------
     Total liabilities
      and equity........ $42,849,988                     $43,306,503                     $44,049,662
                         ===========                     ===========                     ===========
Interest spread.........                         3.13%                           3.05%                           3.23%
                                                =====                           =====                           =====
Effective yield
 Interest income/total
  earning assets........ $40,789,886 $784,258    7.69%   $41,284,087 $801,547    7.77%   $41,551,297 $824,928    7.94%
 Interest expense/total
  earning assets........  40,789,886  446,094    4.37     41,284,087  466,536    4.52     41,551,297  472,642    4.55
                                     --------   -----                --------   -----                --------   -----
Net interest income/net
 interest margin........             $338,164    3.32%               $335,011    3.25%               $352,286    3.39%
                                     ========   =====                ========   =====                ========   =====

-------
(1) Includes an average balance of $316,129 of guaranteed preferred beneficial interest in Company subordinated notes at March 31, 1997 and $100,000 at December 31, 1996 and March 31, 1996.

  The average balance of loans above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans decreased to $7.3 million for the quarter ended March 31, 1997 compared with $8.9 million for the quarter ended March 31, 1996. For the quarter ended December 31, 1996, interest foregone on nonaccrual loans was $9 million.

  The following table shows the components of the change in net interest income for the quarters ended March 31, 1997, 1996 and 1995.

                                         THREE MONTHS ENDED MARCH 31
                                         ---------------------------------
                                         1997 VS 1996        1996 VS 1995
                                         --------------      -------------
(DOLLARS IN MILLIONS)
Repurchase agreements and federal funds
  Rate(1)..............................      $            -      $           -
  Volume(2)............................                   1                  1
  Rate/Volume(3).......................                   -                  -
                                             --------------      -------------
                                                          1                  1
                                             --------------      -------------
Securities available-for-sale
  Rate(1)..............................                   -                  -
  Volume(2)............................                   -                  2
  Rate/Volume(3).......................                   -                  -
                                             --------------      -------------
                                                          -                  2
                                             --------------      -------------
Mortgage-backed securities
  Rate(1)..............................                   1                 13
  Volume(2)............................                 (36)               (10)
  Rate/Volume(3).......................                   -                 (1)
                                             --------------      -------------
                                                        (35)                 2
                                             --------------      -------------
Real estate loans
  Rate(1)..............................                 (20)                32
  Volume(2)............................                  22                 23
  Rate/Volume(3).......................                  (1)                 1
                                             --------------      -------------
                                                          1                 56
                                             --------------      -------------
Consumer Finance
  Rate(1)..............................                  (6)                (2)
  Volume(2)............................                   3                  6
  Rate/Volume(3).......................                   -                  -
                                             --------------      -------------
                                                         (3)                 4
                                             --------------      -------------
Other loans
  Rate(1)..............................                  (1)                (2)
  Volume(2)............................                  (6)                 6
  Rate/Volume(3).......................                   1                  -
                                             --------------      -------------
                                                         (6)                 4
                                             --------------      -------------
Other assets
  Rate(1)..............................                  (1)                 1
  Volume(2)............................                   3                 (1)
  Rate/Volume(3).......................                   -                  -
                                             --------------      -------------
                                                          2                  -
                                             --------------      -------------
Interest earning assets
  Rate.................................                 (27)                45
  Volume...............................                 (13)                23
  Rate/Volume..........................                   -                  -
                                             --------------      -------------
                                                        (40)                68
                                             --------------      -------------
Deposits
  Rate(1)..............................                 (13)                21
  Volume(2)............................                 (13)                 3
  Rate/Volume(3).......................                   3                  -
                                             --------------      -------------
                                                        (23)                24
                                             --------------      -------------
Borrowings
  Rate(1)..............................                  (7)               (10)
  Volume(2)............................                   6                  9
  Rate/Volume(3).......................                  (2)                 -
                                             --------------      -------------
                                                         (3)                (1)
                                             --------------      -------------
Interest bearing liabilities
  Rate.................................                 (20)                11
  Volume...............................                  (7)                12
  Rate/Volume..........................                   1                  -
                                             --------------      -------------
                                                        (26)                23
                                             --------------      -------------
Change in net interest income..........      $          (14)     $          45
                                             ==============      =============

--------
(1)The rate variance reflects the change in the average rate multiplied by the average balance outstanding during the prior period.
(2)The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.
(3)The rate/volume variance reflects the change in the average rate multiplied by the change in the average balance outstanding.
(4) Nonaccrual loans are included in their respective loan categories. Amortized net deferred loan fees are included in the interest income calculations. The amortization of net deferred loan fees was $4 million, $6.1 million and $10.8 million for the three months ended March 31, 1997, March 31, 1996 and March 31, 1995, respectively.

NONINTEREST INCOME

  Income from noninterest sources for the three months ended March 31, 1997, 1996 and December 31, 1996 were as follows:

                                                       THREE MONTHS ENDED
                                                --------------------------------
                                                MARCH 31, DECEMBER 31, MARCH 31,
                                                  1997        1996       1996
                                                --------- ------------ ---------
(DOLLARS IN THOUSANDS)
Retail banking fees
  NSF and overdraft protection................   $27,686    $ 23,177    $15,334
  Service charges-checking accounts...........    11,079      11,129      9,007
  ATM transaction fees........................     7,808       7,489      7,036
  Other banking fees..........................     7,460       8,927     10,287
                                                 -------    --------    -------
    Total banking fees........................    54,033      50,722     41,664
                                                 -------    --------    -------
Servicing fees................................    12,317      13,304     11,453
Real estate fees..............................     7,989       8,301      6,460
Securities operations
  Brokerage...................................     6,014       5,598      3,521
  Mutual fund asset management................     1,762       2,448      2,689
                                                 -------    --------    -------
    Total securities operations...............     7,776       8,046      6,210
                                                 -------    --------    -------
Gain (loss) on sale of premises and equipment.     6,931         391       (205)
Net insurance operations......................     6,838       7,969      7,365
Net gain on sale of mortgages.................     1,742       1,683      2,898
Gain (loss) on sale of mortgage-backed
 securities available-for-sale................       (10)     10,186       (566)
Write-downs of mortgage-backed securities.....    (4,200)    (11,592)    (6,079)
Gain on sale of leases........................       716           -        539
Net gain on sale of student loans.............       669      22,960        109
Loss on affordable housing investment.........      (605)     (1,308)      (965)
Other.........................................     1,128       3,825        746
                                                 -------    --------    -------
                                                 $95,324    $114,487    $69,629
                                                 =======    ========    =======

  Retail banking fee income increased to $54 million in the three months ended March 31, 1997 from $41.7 million in the three months ended March 31, 1996, an increase of 30%. The increase was due to a $12.4 million increase in NSF and overdraft protection and due to expanded use of fee-based products and more active management of fee collection.

  Servicing fees totaled $12.3 million for the three months ended March 31, 1997 compared with $11.5 million for the three months ended March 31, 1996. At March 31, 1997, the servicing spread was 43 basis points on the $11.5 billion average servicing portfolio compared with a servicing spread of 41 basis points on an $11.1 billion average servicing portfolio at March 31, 1996. As a result of the implementation of SFAS 125 during the first quarter of 1997, the Company identified and recorded impairment on the mortgage servicing asset and liability in the amount of $28,000 and $1.1 million, respectively.

  Real estate fees were $8 million in the first three months of 1997 compared with $6.5 million for the same period of 1996 and $8.3 million in the fourth quarter of 1996. Loan prepayment fees included in real estate fees were $777,000 in the first quarter of this year compared with $502,000 in the first quarter of 1996 and $578,000 in the fourth quarter of 1996.

  Income from brokerage operations was $6 million during the first quarter of 1997 compared to $3.5 million in the first quarter of 1996 and $5.6 million in the fourth quarter of 1996. The $2.5 million increase in income from the first quarter of 1996 was due to increased sales volume in annuities and non-proprietary mutual funds.

  Income from mutual fund asset management was $1.8 million in the three months ended March 31, 1997 compared with $2.7 million in the same period of 1996 and $2.4 million in the fourth quarter of 1996. The decrease was due primarily to lower sales volume. The Company managed mutual funds with assets aggregating $3.1 billion at March 31, 1997 compared with $3.4 billion at March 31, 1996.

  Gain (loss) on sale of premises and equipment was $6.9 million in the first quarter of 1997, ($205,000) in the first quarter of 1996 and $391,000 in the fourth quarter of 1996. The gain during the first quarter of 1997 included a $4.2 million gain on sale of corporate property and a $2.7 million gain on sale of equipment.

  During 1996, the Company changed its methodology to record losses on loans underlying mortgage-backed securities as a write-down on the security rather than as a charge against the allowance for loan and lease losses. On May 9, 1997, the Company amended its 1996 Form 10-K to reflect the reclassification of these prior period charge-offs against the allowance to write-downs on the mortgage-backed securities. For the first three months of 1997, $4.2 million was recorded to reflect impairment in the mortgage-backed securities portfolio, $6.1 million in the first quarter of 1996 and $11.6 million in the fourth quarter of 1996.

  During the fourth quarter of 1996, the Company sold its student loan business to Crestar Bank for $386.6 million. The Company sold a portfolio of $356.6 million of loans and, after expenses and costs, realized a gain of $22.5 million on the sale. At December 31, 1996, there was a balance of student loans remaining of $21.5 million. These loans have been aggressively marketed for sale, and as of March 31, 1997 the remaining balance in this portfolio was $2.2 million.

  Gain on sales of mortgages and mortgage-backed securities available-for-sale were comprised of:

                                       FOR THE THREE MONTHS ENDED
                            --------------------------------------------------
                            MARCH 31, 1997  DECEMBER 31, 1996  MARCH 31, 1996
                            --------------  -----------------  ---------------
                            MORTGAGES MBS   MORTGAGES   MBS    MORTGAGES  MBS
                            --------- ----  --------- -------  --------- -----
(DOLLARS IN THOUSANDS)
Mortgage servicing spread..  $ 4,800  $  -   $ 1,145  $13,530   $ 2,947  $   -
Premiums (discounts), net..   (2,942)  (10)   (1,024)  (3,344)   (1,591)     -
Deferred loan fees.........      (57)    -     1,077        -     2,142      -
Gain on servicing..........    1,082     -       456        -       432      -
Adjust to lower of cost or
 market....................   (1,156)    -        85        -      (930)     -
Net hedging gains..........      125     -         -        -         -      -
Miscellaneous fees.........     (110)    -       (56)       -      (102)     -
Other......................        -     -         -        -         -   (566)
                             -------  ----   -------  -------   -------  -----
                             $ 1,742  $(10)  $ 1,683  $10,186   $ 2,898  $(566)
                             =======  ====   =======  =======   =======  =====

  The net gain on sale of mortgages was $1.7 million in the first quarter of 1997, $2.9 million in the first quarter of 1996 and $1.7 million in the fourth quarter of 1996. Mortgage sales during the first quarter, primarily fixed-rate, totaled $419.7 million at a gain of .42% of the portfolio sold, compared to $415.7 million in the first quarter of 1996 at a gain of .70% of the portfolio sold and $475.5 million in the fourth quarter of 1996 at a gain of
 .35% of the portfolio sold. The decline in the gain as a percentage of the portfolio sold is due to the prevailing market conditions at the time of the sale. In conjunction with the sales of mortgages, capitalized servicing rights of $4.8 million were recorded in the first quarter of 1997, $2.9 million in the first quarter of 1996, and $1.1 million in the fourth quarter of 1996.

  Loss on sale of mortgage-backed securities available-for-sale was $10,000 in the first quarter of 1997 compared to a $10.2 million gain in the fourth quarter of 1996. Sales of mortgage-backed securities available-for-sale were $997,000 in the first quarter of 1997 compared with $557.7 million in the fourth quarter of 1996. No sales of mortgage-backed securities available-for-sale occurred in the first quarter of 1996.

NONINTEREST EXPENSE

  Noninterest expenses were as follows:

                                                      THREE MONTHS ENDED
                                                -------------------------------
                                                 MARCH    DECEMBER 31,  MARCH
                                                31, 1997      1996     31, 1996
                                                --------  ------------ --------
(DOLLARS IN THOUSANDS)
Salaries and benefits
  Salaries..................................... $ 85,624    $ 84,371   $ 92,923
  Taxes, benefits and other....................   18,436      12,302     22,200
                                                --------    --------   --------
    Total salaries and benefits................  104,060      96,673    115,123
Transaction costs..............................   33,721           -          -
Premises and occupancy.........................   30,383      31,135     31,843
Data processing................................   17,337      19,417     17,513
Operating losses and settlements...............    9,837      13,426      7,173
Outside data processing........................    9,199      12,113     11,591
Professional fees..............................    9,162      14,274      6,123
Communications.................................    9,078       9,820      8,749
Amortization of intangibles....................    8,975       9,433      9,429
Postage........................................    6,772       4,310      4,805
Advertising and promotion......................    5,094       7,382      9,159
FDIC insurance premium.........................    4,577      16,488     16,146
Contract services..............................    4,336       3,861      1,617
Office supplies................................    4,306       3,637      4,353
Net real estate operations.....................    3,999       5,522      5,701
Insurance......................................    2,164       4,065      2,233
Restructure expense............................        -      68,293          -
Retirement of subordinated debt................        -      21,406          -
Other..........................................   15,395      16,811     15,542
                                                --------    --------   --------
                                                $278,395    $358,066   $267,100
                                                ========    ========   ========
Net real estate operations
  Net operating losses and holding costs....... $  4,361    $  7,975   $  7,951
  Write-downs..................................    1,753       2,254          -
  Interest recognized on advances..............     (834)       (328)        (9)
  Net (gain) on sale of real estate............   (1,281)     (4,379)    (2,241)
                                                --------    --------   --------
    Total real estate operations............... $  3,999    $  5,522   $  5,701
                                                ========    ========   ========

  Total noninterest expense for the quarter ended March 31, 1997, excluding transaction costs of $33.7 million, was $244.7 million. Total noninterest expense for the quarter ended March 31, 1996 was $267.1 million. Total noninterest expense for the quarter ended December 31, 1996, excluding the restructuring expense of $68.3 million, loss on early retirement of debt of $21.4 million and the $8.4 million charge related to legal settlements, was $260 million.

  The Company's results of operations reflect transaction costs of $33.7 million in the first quarter of 1997. These transaction costs include investment banking, legal and consulting fees and additional severance costs related to merger activities.

  The Company employed 12,719 persons at March 31, 1997, a number of which worked part-time. The full-time equivalent of employees at that date was 11,646. The Company employed 12,641 persons and 11,579 full-time equivalents at December 31, 1996 and 14,194 persons and 12,861 full-time equivalents at March 31, 1996.

  Salaries and benefits decreased $11.1 million from $115.1 million in the first quarter of 1996 to $104 million in the first quarter of 1997. The decrease was the result of the realization of the benefits of the comprehensive program to reengineer the Company's mortgage business and other efficiency initiatives.

  The FDIC insurance premium was $4.6 million in the first quarter of 1997 compared with $16.1 million in the first quarter of 1996 and $16.5 million in the fourth quarter of 1996. The reduction in the premium of $11.6 million in the first quarter of 1997 was due to the signing of the Deposit Insurance Funds Act of 1996.

  In the first quarter of 1997, professional fees increased to $9.2 million from $6.1 million in the first quarter of 1996. The $3.1 million increase in the first quarter of 1997 was primarily due to increased consulting fees of $2.9 million. Professional fees were $14.3 million in the fourth quarter of 1996.

  Operating losses and settlements were $9.8 million for the first quarter of 1997 compared to $7.2 million in the first quarter of 1996 and $13.4 million for the fourth quarter of 1996. The increase from the first quarter of 1996 was primarily due to an increase to the legal reserve.

  The Company implemented a corporate wide restructure plan in 1996 to improve competitive position, accelerate expense reduction and enhance future revenue growth by streamlining operations, making efficient use of premises and modernizing the systems platform.

  Due to potential merger activities with Washington Mutual, Inc., some of the Company's planned restructure activities have been suspended. Consolidation of campus premises originally planned for June 1997 has been temporarily suspended, as well as the standardization of the Company's distributed systems platform. Reserves related to these activities have not been reversed.

  During the quarter ended March 31, 1997, approximately 90 employee separations occurred. Severance benefits of $3 million were applied against the restructure liability. At March 31, 1997, approximately 632 employees are receiving or will be eligible to receive $18.2 million in severance benefits.

  Additional severance costs were triggered effective February 25, 1997 upon the adoption of a broad-based, change-in-control severance plan. At March 31, 1997, the Company accrued an additional $7 million for severance benefits expected to be paid to approximately 475 employees affected by the restructuring plan and change-in-control benefits program. This increase to the fourth quarter 1996 restructuring accrual is for incremental severance charges which employees terminated after February 24, 1997 are entitled to receive under provisions of the change-in-control severance plan adopted on that date.

  Premises of $2.7 million were written off against the restructure liability due to consolidation of the Company's corporate headquarters and loan origination and processing network. To date, 44 loan offices and one building at the corporate headquarters have been vacated.

  Office equipment amounting to $84,000 related to the discontinuance and outsourcing of the Company's deferred compensation business was written off during the quarter ended March 31, 1997.

  Following is an analysis of restructure reserve activity during the quarter ended March 31, 1997:

                                         BALANCE                        BALANCE
                                       DECEMBER 31,          CHANGE IN MARCH 31,
                                           1996     ACTIVITY  CONTROL    1997
                                       ------------ -------- --------- ---------
      (DOLLARS IN MILLIONS)
      Severance.......................    $14.2      $(3.0)    $7.0      $18.2
      Premises........................     29.5       (2.7)       -       26.8
      Equipment.......................      3.4        (.1)       -        3.3
                                          -----      -----     ----      -----
        Total.........................    $47.1      $(5.8)    $7.0      $48.3
                                          =====      =====     ====      =====

INCOME TAX

  The Company's effective tax rate increased 2.7% from 40.0% in the first quarter of 1996 to 42.7% in the first quarter of 1997. This increase was primarily due to the nondeductibility of certain merger related transaction costs.

  Under provisions of the Small Business Job Protection Act of 1996, Great Western Bank, ("GWB" or "the Bank"), lost the use of the bad debt reserve method beginning in 1996. Since the reserve balance at March 31, 1997 of $724.5 million arose prior to 1988, it is not currently subject to federal income tax and would not be if GWB were to convert to a commercial bank or otherwise lose its tax status as a qualified thrift institution. However, it will be subject to such tax upon certain occurrences (including its distribution to shareholders), none of which are currently contemplated. Consequently, in accordance with Financial Accounting Standard No. 109 "Accounting for Income Taxes," a federal deferred tax liability of $253.6 million has not been recognized for the temporary differences relating to the tax bad debt reserve of GWB.

                            BALANCE SHEET ANALYSIS

EARNING ASSETS

  Average earning assets decreased $494.2 million in the first three months of 1997 compared with a decrease of $761.4 million from the first quarter of 1996. The decrease in the first quarter of 1997 was primarily due to the $557.7 million sale of mortgage-backed securities in the fourth quarter of 1996.

 Securities Available-For-Sale

  Securities available-for-sale are carried at fair value. Marketable securities available-for-sale at March 31, 1997 had both an amortized cost and a fair value of $1.2 billion. There were no significant gains realized during the quarters ended March 31, 1997, March 31, 1996 and December 31, 1996. In determining which security to invest in, the Company considers among other factors, relative rates, liquidity and credit quality. At March 31, 1997, March 31, 1996 and December 31, 1996 there were no investment securities issued by a single issuer (excluding the U.S. Government and its agencies) that exceeded 10% of stockholders' equity.

  The unrealized net gains (losses) on securities available-for-sale, net of income taxes (securities valuation allowance), included as a component of stockholders' equity, were as follows:

                                                      THREE MONTHS ENDED
                                               --------------------------------
                                               MARCH 31, DECEMBER 31, MARCH 31,
                                                 1997        1996       1996
                                               --------- ------------ ---------
(DOLLARS IN THOUSANDS)
Balance at beginning of period................  $ 2,023     $ (684)    $ 4,952
Change in unrealized net gains (losses), net
 of taxes.....................................   (3,211)     2,707      (2,203)
                                                -------     ------     -------
Balance at end of period......................  $(1,188)    $2,023     $ 2,749
                                                =======     ======     =======

 Mortgage-Backed Securities

  Mortgage-backed securities consist largely of single-family residential loans swapped for mortgage-backed securities in 1994 and 1995 to provide collateral for borrowings. Underlying these securities are loans that were originated by Great Western Bank. Mortgage-backed securities totaled $7.5 billion at March 31, 1997, compared with $9.4 billion at March 31, 1996 and $7.8 billion at December 31, 1996. Because the Company retained the credit risk on the loans underlying these securities, delinquent loans totaling $40.4 million for the quarter ended March 31, 1997, $33.1 million for the quarter ended March 31, 1996 and $51.3 million for the quarter ended December 31, 1996 were repurchased.

  A summary of the Company's mortgage-backed securities portfolio follows:

                                             MARCH 31,  DECEMBER 31, MARCH 31,
                                                1997        1996        1996
                                             ---------- ------------ ----------
                                             AMOUNT  %  AMOUNT   %   AMOUNT  %
                                             ------ --- ------------ ------ ---
(DOLLARS IN MILLIONS)
Adjustable Rate
  COFI...................................... $5,666  75 $ 5,902   76 $7,116  76
  FCOFI.....................................  1,281  17   1,335   17  1,499  16
  Other.....................................    251   3     262    3    316   3
                                             ------ --- ------- ---- ------ ---
    Total adjustable rate mortgage-backed
     securities.............................  7,198  95   7,499   96  8,931  95
Fixed-rate
  Long-term.................................    197   3     217    3    393   4
  Short-term................................    141   2      73    1     53   1
                                             ------ --- ------- ---- ------ ---
    Total fixed-rate mortgage-backed
     securities.............................    338   5     290    4    446   5
                                             ------ --- ------- ---- ------ ---
    Total mortgage-backed securities........ $7,536 100  $7,789  100 $9,377 100
                                             ====== === ======= ==== ====== ===

  At March 31, 1997, approximately 75% of mortgage-backed securities in the portfolio were indexed to the Cost of Funds Index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("FHLB") Cost of Funds Index ("COFI"). The Company has also swapped products which are indexed to the Federal Cost of Funds Index ("FCOFI"). The FCOFI is a combination of the average interest rate on the combined marketable Treasury bills and the average interest rate on the combined marketable Treasury notes. At March 31, 1997, adjustable rate mortgage-backed securities comprised 95% of the mortgage-backed securities portfolio compared with 95% in the comparable period in 1996 and 96% at December 31, 1996.

  Mortgage-backed securities available-for-sale are carried at fair value. At March 31, 1997, mortgage-backed securities available-for-sale of $6 billion included $155.9 million of fixed-rate securities and $5.9 billion of adjustable rate securities.

  The contractual maturities of all mortgage-backed securities as of March 31, 1997 follow:

                                                    MORTGAGE-BACKED SECURITIES
                                                   ----------------------------
                                                   ADJUSTABLE
                                                      RATE    FIXED RATE TOTAL
                                                   ---------- ---------- ------
   (DOLLARS IN MILLIONS)
   One year or less...............................   $  114      $115    $  229
   Over one to two years..........................      122        53       175
   Over two to three years........................      125        33       158
   Over three to five years.......................      274        36       310
   Over five to ten years.........................      811        75       886
   Over ten to fifteen years......................    1,100        18     1,118
   Over fifteen years.............................    4,652         8     4,660
                                                     ------      ----    ------
                                                     $7,198      $338    $7,536
                                                     ======      ====    ======

  During the first quarter of 1997, the Company securitized and sold $997,000 of mortgage-backed securities.

  The unrealized net gains on mortgage-backed securities, net of income taxes (securities valuation allowance), included as a component of stockholders' equity, were as follows:

                                                      THREE MONTHS ENDED
                                               ---------------------------------
                                               MARCH 31,  DECEMBER 31, MARCH 31,
                                                 1997         1996       1996
                                               ---------  ------------ ---------
   (DOLLARS IN THOUSANDS)
   Balance at beginning of period............. $ 74,936     $49,391    $103,481
   Change in unrealized net gains, net of
    taxes.....................................  (31,952)     25,545     (30,441)
                                               --------     -------    --------
   Balance at end of period................... $ 42,984     $74,936    $ 73,040
                                               ========     =======    ========

 Loans

  The composition of real estate, Consumer Finance and other loans at March 31, 1997, December 31, 1996 and March 31, 1996 are as follows:

                                                MARCH 31, DECEMBER 31, MARCH 31,
                                                  1997        1996       1996
                                                --------- ------------ ---------
   (DOLLARS IN MILLIONS)
   Real estate.................................  $29,172    $28,761     $27,611
   Consumer Finance............................    2,153      2,186       2,070
   Other loans.................................      248        240         555
                                                 -------    -------     -------
                                                 $31,573    $31,187     $30,236
                                                 =======    =======     =======

                                     MARCH 31,                       MARCH 31,
                                       1997      DECEMBER 31, 1996     1996
                                    ------------ -----------------  ------------
                                    AMOUNT    %    AMOUNT      %    AMOUNT    %
                                    -------  ---   ------    ------ -------  ---
   (DOLLARS IN MILLIONS)
   REAL ESTATE
     Single-family................  $26,600   91 $   26,079      91 $24,684   89
     Apartments...................    1,447    5      1,490       5   1,591    6
     Commercial properties........    1,125    4      1,192       4   1,336    5
                                    -------  --- ----------  ------ -------  ---
         Total real estate loans..   29,172  100     28,761     100  27,611  100
                                    -------  --- ----------  ------ -------  ---
   CONSUMER FINANCE
     Real estate secured loans....      902   42        880      39     793   38
     Installment loans............      909   42        940      43     928   46
     Retail installment contracts.      342   16        366      18     349   16
                                    -------  --- ----------  ------ -------  ---
         Total Consumer Finance
          loans...................    2,153  100      2,186     100   2,070  100
                                    -------  --- ----------  ------ -------  ---
   OTHER LOANS
     Lease financing..............       69   28         71      30      76   14
     Checking overdraft...........       65   26         62      26      41    7
     Savings account..............       48   19         54      23      59   11
     Small business loans.........       29   12         13       5       -    -
     Home equity..................       19    8          3       1       -    -
     Mobile home loans............       13    5         14       6      17    3
     Student loans................        2    1         21       9     360   65
     Other........................        3    1          2       1       2    *
                                    -------  --- ----------  ------ -------  ---
         Total other loans........      248  100        240     100     555  100
                                    -------  --- ----------  ------ -------  ---
         Total loans..............   31,573          31,187          30,236
                                    -------      ----------         -------
     Allowance for loan and lease
      losses......................     (321)           (314)           (348)
     Unearned income and other....      (43)            (61)            (80)
     Loans in process.............        2              11              (3)
                                    -------      ----------         -------
         Total....................     (362)           (364)           (431)
                                    -------      ----------         -------
         Net loans receivable.....  $31,211      $   30,823         $29,805
                                    =======      ==========         =======

--------
*Less than one percent

  A summary of the Company's real estate loan portfolio by product type follows:

                                        MARCH 31,                     MARCH 31,
                                          1997     DECEMBER 31, 1996    1996
                                       ----------- ----------------- -----------
                                       AMOUNT   %    AMOUNT     %    AMOUNT   %
                                       ------- ---   -------   ---   ------- ---
(DOLLARS IN MILLIONS)
REAL ESTATE
  ARM
    COFI.............................. $20,706  71   $20,803    72   $20,599  75
    FCOFI.............................   1,942   7     2,005     7     2,333   8
    LAMA..............................   3,744  13     3,318    12     2,121   8
    Other.............................   1,877   6     1,816     6     1,566   5
                                       ------- ---   -------   ---   ------- ---
      Total ARM loans.................  28,269  97    27,942    97    26,619  96
  Fixed-rate
    Long-term.........................     486   2       411     2       502   2
    Short-term........................     417   1       408     1       490   2
                                       ------- ---   -------   ---   ------- ---
      Total fixed-rate loans..........     903   3       819     3       992   4
                                       ------- ---   -------   ---   ------- ---
      Total real estate loans......... $29,172 100   $28,761   100   $27,611 100
                                       ======= ===   =======   ===   ======= ===
Number of real estate loans........... 365,066       347,530         333,416

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

  The ARM for single-family residential properties is the primary lending product held for investment. At March 31, 1997, ARMs comprised 97% of the real estate loan portfolio compared with 96% and 97% at March 31, 1996 and December 31, 1996, respectively. At March 31, 1997, approximately 71% of real estate loans in the portfolio were indexed to COFI. The Company also originates ARM products which are indexed to one-year Treasury bills, the prime rate and FCOFI.

  A significant portion of the ARM portfolio is subject to lifetime interest-rate caps and floors as well as periodic interest rate caps. Each loan is priced separately with a maximum cap and a minimum floor. At March 31, 1997, $393.8 million of ARMs with an average yield of 7.31% had reached their periodic rate cap. Without the cap, the average yield on those ARMs would have been 7.64%. The loss to interest income from real estate loans which have reached their cap interest rate was approximately $486,000 for the quarter ended March 31, 1997 compared with $648,000 for the quarter ended March 31, 1996 and $425,000 for the quarter ended December 31, 1996. At March 31, 1997, $441.6 million of ARMs with an average yield of 7.67% had reached their floor rate. Without the floor, the average yield on these loans would have been 7.28%. The benefit to interest income from real estate loans which have reached their floor interest rate was approximately $408,000 for the first quarter of 1997 compared with $371,000 for the quarter ended March 31, 1996 and $418,000 for the quarter ended December 31, 1996. The contract amount on ARMs subject to interest rate caps and floors does not represent the exposure to market loss.

  Fixed-rate lending tends to increase during periods of relatively low interest rates. Such loans are originated primarily for sale. The Company sells loans forward into the secondary market and purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale. Hedge contracts are recorded at cost. At March 31, 1997, hedge contracts had a notional value of $83 million and a fair value of $490,000. Fair value is estimated using current market prices adjusted for various risk factors and market volatility.

  Real estate loans available-for-sale are valued at the lower of cost or fair value. Real estate loans available for sale are primarily fixed-rate loans. Gains from this portfolio totaled $1.7 million for the quarter ended March 31, 1997, compared to $2.9 million and $1.7 million, for the quarters ended March 31, 1996 and December 31, 1996, respectively. Included in the gains on real estate loan sales were gains on the sale of servicing rights of $1.1 million for the quarter ended March 31, 1997, and $432,000 and $456,000 for the quarters ended March 31, 1996 and December 31, 1996, respectively. Unrealized gains on real estate loans available-for-sale totaled $1.5 million at March 31, 1997, compared to $1.2 and $500,000 at March 31, 1996 and December 31, 1996, respectively.

  Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties, or to refinance existing loans in the normal course of business.

  The composition of the loans available for sale portfolio at March 31, 1997, December 31, 1996 and March 31, 1996 follows:

                                                MARCH 31, DECEMBER 31, MARCH 31,
                                                  1997        1996       1996
                                                --------- ------------ ---------
   (DOLLARS IN MILLIONS)
   Loans available-for-sale
     Real estate loans.........................   $210        $ 82       $168
     Student loans.............................      2          21        359
                                                  ----        ----       ----
       Total loans available-for-sale..........   $212        $106       $527
                                                  ====        ====       ====

  The contractual maturities of loans as of March 31, 1997 follow:

                                      REAL ESTATE LOANS
                                    ---------------------
                                            FIXED         CONSUMER        TOTAL
                                      ARM   RATE   TOTAL  FINANCE  OTHER  LOANS
                                    ------- ----- ------- -------- ----- -------
   (DOLLARS IN MILLIONS)
   One year or less................ $   527 $ 36  $   563  $  712  $143  $ 1,418
   Over one to two years...........     778   48      826     578    11    1,415
   Over two to three years.........     724   44      768     412     3    1,183
   Over three to five years........   1,185  164    1,349     163    13    1,525
   Over five to ten years..........   3,663  316    3,979     197    13    4,189
   Over ten to fifteen years.......   4,588  100    4,688      90    62    4,840
   Over fifteen years..............  16,804  195   16,999       1     3   17,003
                                    ------- ----  -------  ------  ----  -------
     Total......................... $28,269 $903  $29,172  $2,153  $248  $31,573
                                    ======= ====  =======  ======  ====  =======

  The following table summarizes the Company's loan volume with real estate loan volume composition by security type, purpose and loan type for the three months ended March 31, 1997, December 31, 1996 and March 31, 1996:

                                            MARCH 31,    DECEMBER   MARCH 31,
                                               1997      31, 1996      1996
                                            ----------- ----------- -----------
                                            AMOUNT   %  AMOUNT   %  AMOUNT   %
                                            ------  --- ------  --- ------  ---
(DOLLARS IN MILLIONS)
LOAN VOLUME
Real estate................................ $1,665   75 $1,632   70 $1,240   72
Consumer Finance...........................    464   21    602   26    405   23
Other loans................................     91    4     98    4     93    5
                                            ------  --- ------  --- ------  ---
  Total new loan volume.................... $2,220  100 $2,332  100 $1,738  100
                                            ======  === ======  === ======  ===
REAL ESTATE LOAN VOLUME
Security Type
Single-family.............................. $1,658  100 $1,615  100 $1,223  100
Apartments.................................      5    *      8    *      5    *
Commercial properties......................      2    *      9    *     12    *
                                            ------  --- ------  --- ------  ---
  Total real estate by security type        $1,665  100 $1,632  100 $1,240  100
                                            ======  === ======  === ======  ===
Purpose
Purchase of property....................... $  804   48 $  883   54 $  552   45
Refinance..................................    861   52    749   46    688   55
                                            ------  --- ------  --- ------  ---
  Total real estate by purpose............. $1,665  100 $1,632  100 $1,240  100
                                            ======  === ======  === ======  ===
Loan Type
Long-term--essentially
  30-40 years
    ARM.................................... $1,079   65 $1,343   82 $  768   62
    Fixed..................................    382   23    174   11    291   23
Short-term--essentially
  15 years or less
    ARM....................................     30    2     36    2     30    2
    Fixed..................................    174   10     79    5    151   13
                                            ------  --- ------  --- ------  ---
      Total real estate by loan type        $1,665  100 $1,632  100 $1,240  100
                                            ======  === ======  === ======  ===
Average new loan rate......................   6.46%       6.26%       6.92%
Average ARM differential on new ARM's......   2.66%       2.60%       2.66%
Average ARM differential on total ARM
 portfolio.................................   2.54%       2.53%       2.50%

--------
*Less than one percent

  For the first quarter of 1997, third party originations were $843.1 million or 50.6% of new real estate loans, compared with $258.5 million or 20.9% and $718.3 million or 44% for the quarters ended March 31, 1996 and December 31, 1996, respectively.

  The California real estate market requires continued review. There appear to be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

  On a regional basis, the economic factors affecting the single-family market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the median metropolitan area sales price of existing single-family homes in the San Jose area increased from the first quarter of 1996 to the first quarter of 1997 by approximately 4%. During the same period, the median sales price for the Los Angeles area declined 4% while the median sales price for the San Diego area increased by 2%.

  The Company repurchases delinquent loans which were sold with recourse. Repurchased loans totaled $8.4 million in the three months ended March 31, 1997 compared with $7.9 million and $12.7 million in the three months ended March 31, 1996 and December 31, 1996, respectively. The balance of loans sold with recourse totaled $1.2 billion at March 31, 1997 and $1.4 billion and $1.2 billion at March 31, 1996 and December 31, 1996, respectively.

  The geographic distribution of the real estate loan portfolio and nonaccrual and restructured loans at March 31, 1997 follows:

                                                                            CONNECTICUT
                                                                           MASSACHUSETTS
                               CALIFORNIA              FLORIDA                NEW YORK
                         ---------------------- ---------------------- ----------------------
                                   RESTRUCTURED           RESTRUCTURED           RESTRUCTURED
                                       AND                    AND                    AND
                         PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL
                         --------- ------------ --------- ------------ --------- ------------
(DOLLARS IN MILLIONS)
Real estate loans
  Single-family
   residential..........  $15,952      $271      $1,927       $22       $1,927       $18
  Apartments............    1,242        26          51         -            -         -
  Commercial
    Offices.............      330        12          14         -            -         -
    Industrial..........      222         9          11         -            -         -
    Retail..............      173         1          13         -            -         -
    Hotel/motel.........       85        14           5         -            -         -
    Other...............      113         1          10         1            -         -
                          -------      ----      ------       ---       ------       ---
      Total.............  $18,117      $334      $2,031       $23       $1,927       $18
                          =======      ====      ======       ===       ======       ===
Percent of total loans..     62.1%                  7.0%                   6.6%
Nonaccrual and
 restructured as a % of
 total by state.........                1.8%                  1.1%                   0.9%

                                 OREGON
                               WASHINGTON               OTHER                  TOTAL
                         ---------------------- ---------------------- ----------------------
                                   RESTRUCTURED           RESTRUCTURED           RESTRUCTURED
                                       AND                    AND                    AND
                         PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL
                         --------- ------------ --------- ------------ --------- ------------
(DOLLARS IN MILLIONS)
Real estate loans
  Single-family
   residential..........  $1,618       $ 8       $5,176       $33       $26,600      $352
  Apartments............       6         1          148         6         1,447        33
  Commercial
    Offices.............      16         -           13         -           373        12
    Industrial..........       -         -           24         -           257         9
    Retail..............       4         -           10         -           200         1
    Hotel/motel.........       -         -           54         -           144        14
    Other...............       4         -           24         1           151         3
                          ------       ---       ------       ---       -------      ----
      Total.............  $1,648       $ 9       $5,449       $40       $29,172      $424
                          ======       ===       ======       ===       =======      ====
Percent of total loans..     5.6%                  18.7%                  100.0%
 Nonaccrual and
  restructured as a % of
  total by state.........              0.5%                   0.7%                    1.5%

  A comparison of the California real estate loan portfolio and nonaccrual and restructured real estate loans by region as of March 31, 1997 follows:

                                   NORTHERN CALIFORNIA      CENTRAL CALIFORNIA
                                  ----------------------- -----------------------
                                             RESTRUCTURED            RESTRUCTURED
                                                 AND                     AND
                                  PORTFOLIO   NONACCRUAL  PORTFOLIO   NONACCRUAL
                                  ---------  ------------ ---------  ------------
(DOLLARS IN MILLIONS)
Real estate loans
  Single-family residential...... $  4,905      $  58     $  1,298      $  14
  Apartments.....................      145          1          219          8
  Commercial
    Offices......................       68          9           36          -
    Industrial...................       29          1           13          1
    Retail.......................       47          1           19          -
    Hotel/motel..................       12          -           20          3
    Other........................       32          -           19          1
                                  --------      -----     --------      -----
      Total by region............ $  5,238      $  70     $  1,624      $  27
                                  ========      =====     ========      =====
Percent of total loans...........     28.9%                    9.0%
Nonaccrual and restructured as a
 % of total by region............                 1.3%                    1.7%
                                   SOUTHERN CALIFORNIA          CALIFORNIA
                                  ----------------------- -----------------------
                                             RESTRUCTURED            RESTRUCTURED
                                                 AND                     AND
                                  PORTFOLIO   NONACCRUAL  PORTFOLIO   NONACCRUAL
                                  ---------  ------------ ---------  ------------
(DOLLARS IN MILLIONS)
Real estate loans
  Single-family residential...... $  9,749      $ 199     $ 15,952      $ 271
  Apartments.....................      878         17        1,242         26
  Commercial
    Offices......................      226          3          330         12
    Industrial...................      180          7          222          9
    Retail.......................      107          -          173          1
    Hotel/motel..................       53         11           85         14
    Other........................       62          -          113          1
                                  --------      -----     --------      -----
      Total by region............ $ 11,255      $ 237     $ 18,117      $ 334
                                  ========      =====     ========      =====
Percent of total loans...........     62.1%                  100.0%
Nonaccrual and restructured as a
 % of total by region............                 2.1%                    1.8%

 Nonperforming Assets

  The following table summarizes nonaccrual and restructured loans and real estate:

                                                MARCH 31, DECEMBER 31, MARCH 31,
                                                  1997        1996       1996
                                                --------- ------------ ---------
(DOLLARS IN MILLIONS)
Nonaccrual loans
  Real estate
    Single-family residential..................   $352        $285       $432
    Apartments.................................     18          12         13
    Commercial.................................      7           8         18
                                                  ----        ----       ----
      Total nonaccrual real estate loans.......    377         305        463
  Consumer Finance.............................     45          46         26
  Other........................................      2           1          1
                                                  ----        ----       ----
    Total nonaccrual loans.....................    424         352        490
Restructured loans
    Single-family residential..................      1          15         17
    Apartments.................................     15          26         33
    Commercial.................................     31          33         62
                                                  ----        ----       ----
      Total restructured loans.................     47          74        112
                                                  ----        ----       ----
Nonaccrual and restructured loans..............    471         426        602
As a percentage of total loans.................   1.51%       1.38%      2.02%
Nonperforming real estate......................     77         120        189
                                                  ----        ----       ----
Total nonperforming assets.....................   $548        $546       $791
                                                  ====        ====       ====
As a percentage of total assets................   1.28%       1.27%      1.81%

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

  Nonaccrual real estate loans were $377 million at March 31, 1997, a decrease of $86 million from $463 million at March 31, 1996 and an increase of $72 million from $305 million at December 31, 1996. The increase during the first quarter of 1997 is primarily the result of continued deterioration within the portfolio of loans originated during the 1989-1991 period which tend to exhibit characteristics with high loan-to-value ratios (" LTV's") and low credit scores.

 Impaired Loans

  The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and the reserve for estimated losses related to such loans follows:

                                                  IMPAIRED LOANS
                                   ---------------------------------------------
                                                                HAVING
                                    HAVING                        NO
                                   RELATED  RESERVES  NET WITH RELATED   NET OF
                                   RESERVES    FOR    RESERVES RESERVES RESERVES
                                     FOR    ESTIMATED   FOR      FOR      FOR
                                    LOSSES   LOSSES    LOSSES   LOSSES   LOSSES
                                   -------- --------- -------- -------- --------
                                                  MARCH 31, 1997
                                   ---------------------------------------------
(DOLLARS IN THOUSANDS)
Real estate loans
  Residential
    Single-family................. $ 37,400  $ 8,139  $ 29,261 $56,455  $ 85,716
    Apartments....................   59,806   11,974    47,832   5,993    53,825
  Commercial
    Offices.......................   26,440    7,657    18,783   2,705    21,488
    Retail........................   14,114    4,259     9,855   5,572    15,427
    Hotel/motel...................   22,644    7,692    14,952       -    14,952
    Industrial....................   15,449    4,085    11,364   1,164    12,528
    Other.........................    1,976      173     1,803     537     2,340
                                   --------  -------  -------- -------  --------
      Total commercial............   80,623   23,866    56,757   9,978    66,735
                                   --------  -------  -------- -------  --------
      Total....................... $177,829  $43,979  $133,850 $72,426  $206,276
                                   ========  =======  ======== =======  ========
                                                  MARCH 31, 1996
                                   ---------------------------------------------
Real estate loans
  Residential
    Single-family................. $ 65,083  $14,137  $ 50,946 $28,910  $ 79,856
    Apartments....................   85,986   18,866    67,120  22,294    89,414
  Commercial
    Offices.......................   22,302    8,459    13,843   9,595    23,438
    Retail........................   31,677    6,813    24,864     776    25,640
    Hotel/motel...................   37,632    9,097    28,535       -    28,535
    Industrial....................   20,919    5,346    15,573   3,587    19,160
    Other.........................    1,638      167     1,471   3,246     4,717
                                   --------  -------  -------- -------  --------
      Total commercial............  114,168   29,882    84,286  17,204   101,490
                                   --------  -------  -------- -------  --------
      Total....................... $265,237  $62,885  $202,352 $68,408  $270,760
                                   ========  =======  ======== =======  ========

  Single-family residential mortgage loans are generally evaluated for impairment as homogeneous pools of loans. Certain situations may arise leading to single-family residential mortgage loans being evaluated for impairment on an individual basis.

 Delinquent Assets

  The Company continuously reviews the trends of loans and mortgage-backed securities with full credit risk. The following summarizes delinquent assets at March 31, 1997, December 31, 1996 and March 31, 1996, for real estate, Consumer Finance and other loans and mortgage-backed securities which are over thirty to ninety days delinquent:

                                                MARCH 31, DECEMBER 31, MARCH 31,
                                                  1997        1996       1996
                                                --------- ------------ ---------
(DOLLARS IN MILLIONS)
Real Estate Loans
  Single-family residential
    Over 30 to 60 days delinquent..............   $228        $263       $206
    Over 60 to 90 days delinquent..............     91          99         88
  Other
    Over 30 to 60 days delinquent..............     10           9          6
    Over 60 to 90 days delinquent..............      9           8          3
                                                  ----        ----       ----
      Total....................................   $338        $379       $303
                                                  ====        ====       ====
      Percentage of related portfolio..........   1.16%       1.32%      1.10%
Consumer Finance Loans
  Over 30 to 60 days delinquent................   $ 40        $ 44       $ 39
  Over 60 to 90 days delinquent................     17          18         16
                                                  ----        ----       ----
      Total....................................   $ 57        $ 62       $ 55
                                                  ====        ====       ====
      Percentage to related portfolio..........   2.64%       2.84%      2.66%
Other Loans
  Over 30 to 60 days delinquent................   $  1        $  2       $ 10
  Over 60 to 90 days delinquent................      1           1          7
                                                  ----        ----       ----
      Total....................................   $  2        $  3       $ 17
                                                  ====        ====       ====
      Percentage to related portfolio..........    .89%       1.25%      3.07%
Total Loans
  Over 30 to 60 days delinquent................   $279        $318       $261
  Over 60 to 90 days delinquent................    118         126        114
                                                  ----        ----       ----
      Total....................................   $397        $444       $375
                                                  ====        ====       ====
      Percentage to related portfolio..........   1.26%       1.42%      1.24%
Mortgage-Backed Securities
  Over 30 to 60 days delinquent................   $ 40        $ 47       $ 27
  Over 60 to 90 days delinquent................     13          17         11
                                                  ----        ----       ----
      Total....................................   $ 53        $ 64       $ 38
                                                  ====        ====       ====
      Percentage to related portfolio..........    .70%        .82%       .41%

 Allowance for Loan and Lease Losses

  Summarized below are loan balances by type, their reserve for estimated losses and the percentage the reserve balance bears to the loan balance for the periods ended March 31, 1997, December 31, 1996 and March 31, 1996.

                              MARCH 31, 1997           DECEMBER 31, 1996          MARCH 31, 1996
                         ------------------------- ------------------------- -------------------------
                           AMOUNT      ALLL    %     AMOUNT      ALLL    %     AMOUNT      ALLL    %
                         ----------- -------- ---- ----------- -------- ---- ----------- -------- ----
(DOLLARS IN THOUSANDS)
Real estate loans
 SFR.................... $26,599,820 $167,561  .63 $26,078,926 $147,908  .57 $24,683,788 $142,123  .58
 Commercial and other...   2,571,979   78,347 3.05   2,682,082   90,867 3.39   2,927,306  142,341 4.86
                         ----------- -------- ---- ----------- -------- ---- ----------- -------- ----
   Total real estate
    loans...............  29,171,799  245,908  .84  28,761,008  238,775  .83  27,611,094  284,464 1.03
Consumer Finance........   2,153,429   70,345 3.27   2,185,903   70,045 3.20   2,069,878   56,615 2.74
Other loans.............     248,260    4,547 1.83     240,535    4,879 2.03     554,402    6,499 1.17
                         ----------- -------- ---- ----------- -------- ---- ----------- -------- ----
Total loans............. $31,573,488 $320,800 1.02 $31,187,446 $313,699 1.01 $30,235,374 $347,578 1.15
                         =========== ======== ==== =========== ======== ==== =========== ======== ====

  At March 31, 1997, the ALLL was $320.8 million, or 1.02% of total loans, compared with $347.6 million, or 1.15% at March 31, 1996 and $313.7 million, or 1.01% at December 31, 1996. The provision for loan losses was $40.4 million for the quarter ended March 31, 1997, up from $36 million in the first quarter of 1996. Net charge-offs for single family residential real estate loans for the first quarter of 1997 were $14.1 million or .21% compared with $34.7 million or .56% for the first quarter of 1996 and $83.6 million or 1.29% for the fourth quarter of 1996. The decrease in the first quarter of 1997 was primarily due to the bulk sale and related charge-offs of nonperforming loans in the fourth quarter of 1996.

  The Company has a process to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in its portfolio. The process provides an allowance consisting of two components, general and specific. The specific component reflects inherent losses resulting from an analysis of individual loans.

  Beginning in the third quarter of 1996, the Company stratified the SFR portfolio based on such items as borrower performance, current credit scores and estimated current loan to value ratios ("LTV"). The purpose of the stratification was to assist the Company in its quarterly assessment of the allowance for possible loan losses. In addition, the Company modified its practice for recording charge-offs associated with full credit risk mortgage-backed securities. Charge-offs related to credit risk on the Company's mortgage-backed securities held as investments are reflected as a writedown of the mortgage-backed security. Charge-offs related to loans and securities sold with recourse are reflected in the related liability account. In addition, the Company evaluated the current economic conditions, concentrations within the portfolio and other subjective factors in assessing the adequacy of its allowance for loan losses. The change in the allowance for SFR loans from $142.1 million at March 31, 1996, or .58% of the SFR portfolio to $167.6 million at March 31, 1997, or .63% reflects the Company's assessment of the SFR portfolio and the current economic conditions impacting the SFR portfolio.

  The allowance for commercial loans is developed through specific credit allocations applying historical loss experience and loan category based on asset quality for individual loans, including impaired loans subject to SFAS
114. The allowance for commercial real estate loans has decreased from $142.3 million at March 31, 1996, or 4.9% to $78.3 million at March 31, 1997, or 3.0%. The reserve for commercial real estate and apartment loans was reduced by a $9.4 million credit to the provision for loan and lease losses during the first quarter of 1997, in addition to a $40 million credit in 1996. These reductions were primarily a result of the Company's review of required levels for the allowance of this portfolio. The commercial real estate loan portfolio has continued to decrease as a result of a decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties or to refinance existing loans in the normal course of business. The quality of the commercial real estate loan portfolio continues to improve as a result of the recovery in the commercial real estate markets nationwide and particularly in California. There has been a substantial amount of liquidity that has returned to the real estate markets. This liquidity has contributed significantly to the Company's progress in reducing this portfolio. The Company expects this portfolio to continue to decline and improve in quality.

  The allowance for Consumer Finance loans is based upon a percentage of loans outstanding in relation to the loss experience within the loan categories generally stratified by delinquency. The allowance for Consumer Finance loans increased from $56.6 million at March 31, 1996, or 2.74% of the outstanding portfolio, to $70.3 million at March 31, 1997, or 3.27% of the outstanding portfolio, as a result of some deterioration in credit quality.

  The allowance for leases was $1.3 million at March 31, 1997, down from $3.2 million at March 31, 1996, or a decline of 59%. Provisions for losses on the leasing portfolio, included in other loan loss provisions, decreased in 1996 as a result of the reversal of $1.8 million of excess reserves.

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

  The Company considers the allowance for loan and lease losses of $320.8 million adequate to cover losses inherent in the loan and lease portfolio at March 31, 1997. However, no assurance can be given that the Company will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan and lease portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the allowances for loan and lease losses.

  At March 31, 1997, the Company had $1.2 billion of loans sold with recourse and a contingent liability of $8.5 million. The Company considers the contingent liability for loans sold with recourse to be adequate to cover losses in this portfolio. All of the loans sold in the first quarter of 1997 were without recourse. The Company has not sold loans with recourse since February, 1995.

  An analysis of the changes in the ALLL including charge-offs and recoveries by loan category is presented in the following table:

                          REAL ESTATE LOANS
                          ------------------  CONSUMER   OTHER
                            SFR      OTHER    FINANCE    LOANS    TOTAL
(DOLLARS IN THOUSANDS)    --------  --------  --------  -------  --------
BALANCE AT DECEMBER 31,
 1995...................  $156,016  $145,149  $ 55,568  $ 6,116  $362,849
Provision for losses....    20,853         -    14,500      668   36, 021
Charge-offs.............   (34,912)   (2,818)  (17,600)    (358)  (55,688)
Recoveries..............       166        10     4,147       73     4,396
                          --------  --------  --------  -------  --------
BALANCE AT MARCH 31,
 1996...................   142,123   142,341    56,615    6,499   347,578
Provision for losses....    19,766         -    13,600     (800)   32,566
Charge-offs.............   (32,079)   (4,726)  (16,862)  (1,036)  (54,703)
Recoveries..............       398       166     4,234       82     4,880
                          --------  --------  --------  -------  --------
BALANCE AT JUNE 30,
 1996...................   130,208   137,781    57,587    4,745   330,321
Provision for losses....    50,036   (24,915)   15,300    1,250    41,671
Charge-offs.............   (32,677)   (2,637)  (18,290)    (972)  (54,776)
Recoveries..............       251        30     3,988      145     4,414
                          --------  --------  --------  -------  --------
BALANCE AT SEPTEMBER 30,
 1996...................   147,618   110,259    58,585    5,168   321,630
Provision for losses....    83,876   (14,993)   15,400    1,617    85,900
Charge-offs.............   (84,027)   (4,421)   (7,768)  (2,122)  (98,338)
Recoveries..............       441        22     3,828      216     4,507
                          --------  --------  --------  -------  --------
BALANCE AT DECEMBER 31,
 1996...................   147,908    90,867    70,045    4,879   313,699
Provision for losses....    33,710   (10,184)   15,400    1,464    40,390
Charge-offs.............   (14,319)   (2,768)  (18,934)  (1,950)  (37,971)
Recoveries..............       262       432     3,834      154     4,682
                          --------  --------  --------  -------  --------
BALANCE AT MARCH 31,
 1997...................  $167,561  $ 78,347  $ 70,345  $ 4,547  $320,800
                          ========  ========  ========  =======  ========

  The average balances and related charge-off percentages for the three months ended March 31, 1997, December 31, 1996 and March 31, 1996 follow:

                                                       AT OR FOR THE
                                                     THREE MONTHS ENDED
                                              --------------------------------
                                              MARCH 31, DECEMBER 31, MARCH 31,
                                                1997        1996       1996
(DOLLARS IN MILLIONS)                         --------- ------------ ---------
Average balance
  Real estate loans
    SFR......................................  $26,212    $25,961     $24,695
    Other....................................    2,613      2,736       2,967
  Consumer Finance...........................    2,171      2,145       2,103
  Other loans................................      242        499         540
                                               -------    -------     -------
                                               $31,238    $31,341     $30,305
                                               =======    =======     =======
Ratio of net charge-offs (annualized) to
 average loans
  Real estate loans
    SFR......................................     0.21%      1.29%       0.56%
    Other....................................     0.36       0.64        0.38
  Consumer Finance...........................     2.78       0.73        2.56
  Other loans................................     2.97       1.53        0.21
                                               -------    -------     -------
                                                  0.43%      1.20%       0.68%
                                               =======    =======     =======

 Real Estate

  Real estate available-for-sale or development was $115.9 million on March 31, 1997 compared to $204.7 million on March 31, 1996 and $160.8 million on December 31, 1996.

  Real estate available for sale is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. Real estate held for development, also subject to the same review process, is carried at the lower of cost or fair value. At March 31, 1997, foreclosed real estate properties totaling $39 million are operating profitably after consideration for interest and depreciation, and accordingly are classified as performing assets.

  The geographic distribution of real estate and nonperforming real estate for March 31, 1997 follows:

                                           CALIFORNIA            FLORIDA
                                      -------------------- --------------------
                                                   NON-                 NON-
                                      PORTFOLIO PERFORMING PORTFOLIO PERFORMING
                                      --------- ---------- --------- ----------
(DOLLARS IN MILLIONS)
Real estate
  Single family residential..........   $  39      $ 39       $ 1       $ 1
  Apartments.........................       8         8         3         3
  Commercial
    Property Development.............      34         -         -         -
    Retail...........................      14        12         2         2
    Offices..........................       4         4         -         -
    Industrial.......................       3         -         -         -
    Other............................       4         4         -         -
                                        -----      ----       ---       ---
Total................................   $ 106      $ 67       $ 6       $ 6
                                        =====      ====       ===       ===
Percent of total real estate.........    91.3%                5.2%
Nonperforming real estate as a % of
 total by state......................              63.2%                100%

                             CONNECTICUT
                            MASSACHUSETTS
                               NEW YORK              OTHER                TOTAL
                         -------------------- -------------------- --------------------
                                      NON-                 NON-                 NON-
                         PORTFOLIO PERFORMING PORTFOLIO PERFORMING PORTFOLIO PERFORMING
                         --------- ---------- --------- ---------- --------- ----------
(DOLLARS IN MILLIONS)
Real estate
  Single family
   residential..........    $ 1       $ 1        $ 3       $ 3       $  44      $ 44
  Apartments............      -         -          -         -          11        11
  Commercial
    Property
     Development........      -         -          -         -          34         -
    Retail..............      -         -          -         -          16        14
    Offices.............      -         -          -         -           4         4
    Industrial..........      -         -          -         -           3         -
    Other...............      -         -          -         -           4         4
                            ---       ---        ---       ---       -----      ----
Total...................    $ 1       $ 1        $ 3       $ 3       $ 116      $ 77
                            ===       ===        ===       ===       =====      ====
Percent of total real
 estate.................     .9%                 2.6%                  100%
Nonperforming real
 estate as a % of total
 by state...............              100%                 100%                 66.4%

  A comparison of California real estate and nonperforming real estate by region as of March 31, 1997, follows:

                                      NORTHERN CALIFORNIA   CENTRAL CALIFORNIA
                                      -------------------- --------------------
                                                   NON-                 NON-
                                      PORTFOLIO PERFORMING PORTFOLIO PERFORMING
                                      --------- ---------- --------- ----------
(DOLLARS IN MILLIONS)
Real estate
  Single-family residential..........   $  4       $  4      $  1       $  1
  Apartments.........................      -          -         5          5
  Commercial
    Property Development.............     12          -        12          -
    Retail...........................      -          -         -          -
    Offices..........................      -          -         -          -
    Industrial.......................      -          -         -          -
    Other............................      3          3         -          -
                                        ----       ----      ----       ----
Total by region......................   $ 19       $  7      $ 18       $  6
                                        ====       ====      ====       ====
Percent of total California real
 estate..............................   17.9%                17.0%
Nonperforming as a % of total by
 region..............................              36.8%                33.3%

                                      SOUTHERN CALIFORNIA       CALIFORNIA
                                      -------------------- --------------------
                                                   NON-                 NON-
                                      PORTFOLIO PERFORMING PORTFOLIO PERFORMING
                                      --------- ---------- --------- ----------
(DOLLARS IN MILLIONS)
Real estate
  Single-family residential..........   $ 34       $ 34      $  39      $ 39
  Apartments.........................      3          3          8         8
  Commercial
    Property Development.............     10          -         34         -
    Retail...........................     14         12         14        12
    Offices..........................      4          4          4         4
    Industrial.......................      3          -          3         -
    Other............................      1          1          4         4
                                        ----       ----      -----      ----
Total by region......................   $ 69       $ 54      $ 106      $ 67
                                        ====       ====      =====      ====
Percent of total California real
 estate..............................   65.1%                100.0%
Nonperforming as a % of total by
 region..............................              78.3%                63.2%

  In the first quarter of 1997, bulk sales of foreclosed single-family properties totaled $40.5 million compared with $58.2 million in the first quarter of 1996 and $50 million in the fourth quarter of 1996. Auction sales have also been utilized to accelerate the disposition of foreclosed properties.

INTEREST BEARING LIABILITIES

 Deposits

  Deposits by product at March 31, 1997, December 31, 1996, and March 31, 1996 follow:

                                            MARCH 31,  DECEMBER 31,   MARCH 31,
                                              1997         1996          1996
                                           ----------- ------------- -----------
                                           AMOUNT   %   AMOUNT   %   AMOUNT   %
                                           ------- --- -------- ---- ------- ---
(DOLLARS IN MILLIONS)
By Product
  Checking accounts....................... $ 4,384  15 $  4,420   15 $ 4,605  16
  Money market and other savings..........   7,114  25    6,633   23   6,451  22
  Wholesale transaction...................     142   1      158    1     169   1
  Public funds............................       8   *       28    *     253   1
  Tax-deferred accounts
    Deferred compensation.................   1,190   4    1,197    4   1,163   4
    IRA/Keogh(1)..........................   2,445   9    2,570    9   2,736   9
  Customer term accounts..................  12,875  46   13,581   48  13,965  47
                                           ------- --- -------- ---- ------- ---
                                           $28,158 100  $28,587  100 $29,342 100
                                           ======= === ======== ==== ======= ===

--------
(1) Included in IRA/Keogh are money market accounts of $117 million at March 31, 1997, December 31, 1996 and March 31, 1996.

* Less than one percent

  The Company concentrates its retail deposit-gathering activity in two states: California and Florida. The total decrease in deposits reflects the competitive environment of banking institutions and the wide array of investment opportunities available to consumers.

  An analysis of term deposits by interest rate and maturity at March 31, 1997 is presented below:

                           3       OVER       OVER       OVER       OVER
                         MONTHS  3 MONTHS   6 MONTHS  12 MONTHS  24 MONTHS               MARCH 31,
                           OR   BUT WITHIN BUT WITHIN BUT WITHIN BUT WITHIN   OVER    ------------------
                          LESS   6 MONTHS  12 MONTHS  24 MONTHS  36 MONTHS  36 MONTHS  1997       1996
                         ------ ---------- ---------- ---------- ---------- --------- -------    -------
(DOLLARS IN MILLIONS)
INTEREST RATE
Under 3%................ $   43   $    -     $    -     $    -      $  -      $  -    $    43    $   177
3 to 3.99%..............     61       14         13          7         -         -         95        108
4 to 4.99%..............  2,690    1,068        870         84        10        26      4,748      6,175
5 to 5.99%..............  2,070    3,639      2,729      1,109       253       558     10,358      7,907
6 to 6.99%..............    261      162         87        105       296       150      1,061      2,624
7 to 7.99%..............      9       30         10         11        27         1         88        998
8 to 8.99%..............      -        1          -          1         1         1          4          8
9 to 9.99%..............      -        -          -          1         -         -          1          1
Over 10%................      -        -          -          -         2         -          2          2
                         ------   ------     ------     ------      ----      ----    -------    -------
  Total................. $5,135   $4,914     $3,709     $1,318      $589      $736    $16,401    $18,000
                         ======   ======     ======     ======      ====      ====    =======    =======
$100,000 accounts
 included above......... $  803   $  936     $  691     $  279      $153      $154    $ 3,016(1) $ 3,522(1)

--------
(1) Includes wholesale term accounts of $8 million at March 31, 1997 and $253 million at March 31, 1996.

 Borrowings

  The following summarizes borrowings at March 31, 1997, December 31, 1996 and March 31, 1996:

                                       MARCH 31,    DECEMBER 31,   MARCH 31,
                                          1997          1996          1996
                                      ------------  ------------  ------------
                                      AMOUNT   %    AMOUNT   %    AMOUNT   %
                                      ------- ----  ------- ----  ------- ----
(DOLLARS IN MILLIONS)
Short-term borrowings from FHLB...... $ 1,798   16  $ 2,012   19  $ 1,388   13
Securities sold under agreements to
 repurchase..........................   4,484   40    4,198   40    5,735   54
Short-term borrowings................   1,287   12    1,101   10      947    9
Long-term borrowings from FHLB.......     760    7      758    7      115    1
Senior debt*.........................   2,732   25    2,533   24    2,406   23
                                      ------- ----  ------- ----  ------- ----
Total borrowings..................... $11,061  100% $10,602  100% $10,591  100%
                                      ======= ====  ======= ====  ======= ====
Interest rate on borrowings at
 quarter end.........................         6.13%         6.03%         5.94%

--------
* Includes $400 million of guaranteed preferred beneficial interest in Company subordinated notes at March 31, 1997 and $100 million at December 31, 1996 and March 31, 1996.

  The following summarizes borrowings by date of maturity as of March 31, 1997:

                                        LESS THAN  1-2    2-5    5-10   AFTER 10
                                TOTAL   ONE YEAR  YEARS  YEARS   YEARS   YEARS
                               -------  --------- -----  ------  -----  --------
(DOLLARS IN MILLIONS)
Short-term borrowings from
 FHLB......................... $ 1,798   $1,798   $   -  $    -  $  -     $  -
Securities sold under
 agreements to repurchase.....   4,484    3,990     192     302     -        -
Short-term borrowings.........   1,287    1,287       -       -     -        -
Long-term borrowings from
 FHLB.........................     760      445     109     206     -        -
Senior debt*..................   2,732      252     663   1,372     -      445
                               -------   ------   -----  ------  ----     ----
Total borrowings*............. $11,061   $7,772   $ 964  $1,880  $  -     $445
                               =======   ======   =====  ======  ====     ====
Average interest rate on
 borrowings by maturity.......    6.13%    5.65%   6.96%   7.11%    -%    8.44%

--------
* Includes $400 million of guaranteed preferred beneficial interest in Company subordinated notes at March 31, 1997 and $100 million at December 31, 1996 and March 31, 1996.

  Total borrowings increased $459 million from $10.6 billion at December 31, 1996 and $470 million from $10.6 billion at March 31, 1996 to $11.1 billion at March 31, 1997. The Company reduced its percentage of total borrowings from securities sold under agreements to repurchase by 14% from 54% at March 31, 1996 to 40% at March 31, 1997, and increased its short-term borrowings from the FHLB, as a percentage to total borrowings, to 16% and its long-term borrowings to 7% at March 31, 1997.

  Short-term borrowings from the FHLB decreased to $1.8 billion at March 31, 1997 from $2 billion at December 31, 1996 and increased from $1.4 billion at March 31, 1996. Borrowings from securities sold under agreements to repurchase increased to $4.5 billion at March 31, 1997 from $4.2 billion at December 31, 1996 and decreased from $5.7 billion at March 31, 1996. Short-term borrowings increased $186 million from $1.1 billion at December 31, 1996 and $340 million from $947 million at March 31, 1996 to $1.3 billion at March 31, 1997 while senior debt (including $400 million of guaranteed preferred beneficial interest in company subordinated notes) increased $199 million from $2.5 billion at December 31, 1996 and $326 million from $2.4 billion at March 31, 1996 to $2.7 billion at March 31, 1997.

  On January 27, 1997, Great Western Financial Trust II (the "subsidiary trust II"), a wholly-owned subsidiary of Great Western Financial Corporation, issued $300 million of 8.206% Trust Originated Preferred Securities (the "preferred securities II"). In connection with subsidiary trust II's issuance of the preferred securities II, Great Western Financial Corporation issued to subsidiary trust II $309 million principal amount of its 8.206% subordinated deferrable interest notes, due 2027 (the "subordinated notes II"). The sole assets of subsidiary trust II are and will be the subordinated notes II. Great Western Financial Corporation's obligations under the subordinated notes II and related agreements, taken together, constitute a full and unconditional guarantee by the Company of subsidiary trust II's obligations under the preferred securities II.

  In December 1995, Great Western Financial Trust I (the "subsidiary trust I"), a wholly-owned subsidiary of Great Western Financial Corporation, issued $100 million of 8.25% Trust Originated Preferred Securities (the "preferred securities I"). In connection with subsidiary trust I's issuance of the preferred securities I, Great Western Financial Corporation issued to subsidiary trust I $103 million principal amount of its 8.25% subordinated deferrable interest notes, due 2025 (the "subordinated notes I"). The sole assets of subsidiary trust I are and will be the subordinated notes I. Great Western Financial Corporation's obligations under subordinated notes I and related agreements, taken together, constitute a full and unconditional guarantee by the Company of subsidiary trust I's obligations under the preferred securities I.

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

  The cost of funds for GWB, relative to COFI, FCOFI and LAMA is shown as follows:

                                                               GWB COST OF
                                  GWB                        FUNDS LESS THAN
                                COST OF                      ------------------
                                 FUNDS  COFI   FCOFI  LAMA   COFI  FCOFI  LAMA
                                ------- -----  -----  -----  ----  -----  -----
   March 31, 1997..............  4.387% 4.780% 5.943% 5.495% .393% 1.556% 1.108%
   December 31, 1996...........  4.416  4.842  5.940  5.442  .426  1.524  1.026
   March 31, 1996..............  4.463  4.874  5.957  5.766  .411  1.494  1.303

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

  The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $2.3 billion, or 5.5% of total earning assets at March 31, 1997 compared with $2.3 billion, or 5.6% of total earning assets at December 31, 1996 and $1.9 billion, or 4.7% of total earning assets at March 31, 1996. The Company is better protected against rising rates with an excess of interest earning assets maturing or repricing within one year.

                                         INTEREST/RATE SENSITIVITY
                                ----------------------------------------------
                                               MARCH 31, 1997
                                ----------------------------------------------
                                WITHIN     1-5    5-15    OVER           % OF
                                1 YEAR    YEARS   YEARS 15 YEARS  TOTAL  TOTAL
                                -------  -------  ----- -------- ------- -----
(DOLLARS IN MILLIONS)
EARNING ASSETS
Repurchase agreements and
 federal funds................. $   551  $     -  $  -   $    -  $   551    1%
Securities available-for-sale..   1,111        -     -        -    1,111    3
Mortgage-backed securities.....   7,376       53    68       39    7,536   18
Loans
  Real estate
    Adjustable rate............  25,790    2,479     -        -   28,269   69
    Fixed-rate
      Short-term...............      60       12    29      316      417    1
      Long-term................     170       52    95      169      486    1
                                -------  -------  ----   ------  -------  ---
        Total real estate
         loans.................  26,020    2,543   124      485   29,172   71
  Consumer Finance.............     180    1,546   308      119    2,153    5
  Other loans..................     187       56     1        4      248    1
                                -------  -------  ----   ------  -------  ---
        Total loans............  26,387    4,145   433      608   31,573   77
Investment in FHLB ............       -        -     -      384      384    1
                                -------  -------  ----   ------  -------  ---
        Total earning assets...  35,425    4,198   501    1,031   41,155  100
                                -------  -------  ----   ------  -------  ---
INTEREST BEARING LIABILITIES
Deposits
  Checking.....................   4,384        -     -        -    4,384   11
  Money market and other
   savings.....................   7,231        -     -        -    7,231   19
  Term accounts................  13,739    2,639    15        -   16,393   42
  Wholesale....................     150        -     -        -      150    -
                                -------  -------  ----   ------  -------  ---
        Total deposits.........  25,504    2,639    15        -   28,158   72
Borrowings
  Short-term borrowings from
   FHLB........................   1,798        -     -        -    1,798    5
  Securities sold under
   agreement to repurchase.....   3,990      494     -        -    4,484   11
  Short-term borrowings........   1,287        -     -        -    1,287    3
  Long-term borrowings.........     697    2,350     -       45    3,092    8
  Guaranteed preferred
   beneficial interest in
   Company subordinated notes..       -        -     -      400      400    1
  Impact of interest-rate
   swaps.......................    (109)     109     -        -        -    -
                                -------  -------  ----   ------  -------  ---
        Total borrowings.......   7,663    2,953     -      445   11,061   28
                                -------  -------  ----   ------  -------  ---
Total interest bearing
 liabilities...................  33,167    5,592    15      445   39,219  100%
                                -------  -------  ----   ------  -------  ===
Earning assets over (under)
 interest bearing liabilities
 at March 31, 1997............. $ 2,258  $(1,394) $486   $  586  $ 1,936
                                =======  =======  ====   ======  =======

                             LIQUIDITY MANAGEMENT

  Liquidity refers to the capability of a company to fund its operations and meet its obligations and commitments on both a timely and cost-effective basis out of its cash flow.

  Customer deposits provide the Company with a sizeable source of stable low-cost funds. Customer deposits and stockholders' equity funded 72.1% and 72.8% of its average total assets in the first quarter of 1997 and the first quarter of 1996, respectively. The remaining funding is provided by a combination of wholesale short-term funding sources including reverse repurchase agreements and intermediate-term sources including senior debt.

  The Company's real estate loans totaled $29.2 billion at March 31, 1997. Of this amount, $563 million matures within one year and $2.9 billion matures within one to five years on a contractual basis.

  GWB, at March 31, 1997 had excess borrowing capacity at the FHLB of approximately $10 billion which includes a $200 million overnight federal funds line. Other sources of liquidity include federal funds, commercial paper and reverse repurchase agreements and/or the sale of assets.

  As presented in the Consolidated Statement of Cash Flows, the sources of liquidity vary between years. The primary sources of funds in the first quarter were sales and principal payments on mortgage-backed securities and loans held for investment of $1.5 billion. New loans originated for investment required $1.6 billion in the first quarter of 1997. Operating activities provided $31.8 million in the first quarter.

  GWB maintains liquidity balances each period in excess of funding and legal requirements. Cash, certificates of deposit, repurchase agreements and federal funds and securities available for sale totaled $2.1 billion at March 31, 1997 and $2.2 billion at March 31, 1996. GWB had funds in excess of required liquidity levels. The amounts over those required for regulatory purposes will fluctuate between periods and are a source of short-term funding.

                           PARENT COMPANY LIQUIDITY

  GWFC, the parent company, derives substantially all of its cash income from dividends received from its subsidiaries. During the first quarter, it received cash dividends in the amount of $45.8 million. Of that amount, $37.8 million was received from GWB, $7 million was received from Aristar and $1 million from other subsidiaries.

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

                               CAPITAL ADEQUACY

  Capital (stockholders' equity) was $2.6 billion at March 31, 1997 and $2.8 billion at March 31, 1996. At March 31, 1997, the ratio of capital to total assets was 6.0% compared with 6.4% a year ago.

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

  At March 31, 1997 preferred stock totaled $165 million compared with $294 million at March 31, 1996. In September 1996, the Company called for the redemption of its $129 million, 8.75% Cumulative Convertible Preferred Stock. The holders had the option to redeem their shares or convert them into shares of the Company's Common Stock. 2,561,642 shares were converted into 6,278,421 common shares, while 19,058 shares were redeemed for cash payments of $994,589. In the second quarter of 1996, shares of preferred stock totaling $340 thousand were converted to common stock at the holder's option.

  GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. GWB's total risk-based capital was $2.7 billion, including eligible subordinated notes of $157.7 million at March 31, 1997 and $3 billion, including eligible subordinated notes of $373.5 million at March 31, 1996.

  The following ratios compare GWB with the capital requirements under regulations issued by the OTS:

                                 MARCH 31, 1997             MARCH 31, 1996
                           -------------------------- --------------------------
                              ACTUAL    OTS BENCHMARK    ACTUAL    OTS BENCHMARK
                           ------------ ------------- ------------ -------------
                           AMOUNT   %   AMOUNT    %   AMOUNT   %   AMOUNT    %
                           ------ ----- ------------- ------ ----- -------------
                                           (DOLLARS IN MILLIONS)
Leverage/tangible ratio... $2,385  5.99 $ 1,194  3.00 $2,404  5.84 $ 1,235  3.00
Tier 1 risk-based ratio...  2,380  9.96     955  4.00  2,399  9.77     982  4.00
Total risk-based ratio....  2,739 11.47   1,911  8.00  2,999 12.21   1,965  8.00

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

  The following table presents the debt ratings of the Company and GWB at March 31, 1997:

                                                              MOODY'S
                                                             INVESTORS
                                           STANDARD & POOR'S  SERVICES   FITCH
                                           ----------------- ---------- --------
                                             GWFC     GWB    GWFC  GWB  GWFC GWB
                                           ----------------- ----- ---- ---- ---
Unsecured short-term debt.................      A-2      A-2   P-2  P-1      F-1
Senior term debt..........................     BBB+       A-  Baa1  A-2  A-    A
Subordinated term debt....................              BBB+        A-3       A-
Preferred stock...........................     BBB-           Baa2      BBB

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

  In the first quarter of 1997 the regular quarterly dividend on the $165 million 8.3% cumulative preferred stock, issued in September 1992, was paid.

  The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar. In the first quarter of 1997, dividends from GWB and Aristar totaled $37.8 million and $7 million, respectively.

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

  As of March 31, 1997, GWB's dividend limitation for 1997 is approximately $472 million. Therefore, after taking into consideration dividends declared and paid in the three months ending March 31, 1997, GWB may declare dividends or make other capital distributions of approximately $434 million, without obtaining prior regulatory approval. The limitation for 1997 will increase by net income earned after March 31, 1997.

               ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 125
  On January 1, 1997, the Company adopted SFAS 125. The purpose of this pronouncement is to provide consistent accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities, to provide guidelines to distinguish those transfers of financial assets that are sales from those that are secured borrowings, and to introduce the concept of control which requires an entity to recognize and record financing and servicing assets it controls and liabilities it has incurred, and derecognize financial assets when control has been surrendered and derecognize liabilities when extinguished.

  SFAS 125 requires the application of fair value to the initial recording of all mortgage servicing assets and liabilities at the time of loan sales or securitizations. Mortgage servicing assets are to be evaluated for impairment by risk tranche and are to be recorded at the lower of cost or market. Mortgage servicing liabilities are to be evaluated at the contract level and recorded at fair market value. The pronouncement also requires that the right to retain interest in excess of the contractually stated service fees be treated as interest only strips and valued in accordance with SFAS 115. See "Note 1: Mortgage Servicing Rights" in "Item 1. Financial Statements."

                IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 128
  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share
(EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Primary EPS included common stock equivalents while basic EPS excludes them. This change simplifies the computation of EPS, while making the computation in the United States more compatible to the standards of other countries and the International Accounting Standards Committee, ("IASC"). It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures.

  The Company will adopt SFAS 128 effective December 31, 1997 and does not expect the adoption of SFAS 128 to have a material impact on its financial statements.

SFAS 129
  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", ("SFAS 129"). SFAS 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices and rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed.

  Disclosure of liquidation preferences of preferred stock in the equity section of the statement of financial condition is also required.

  Issuers of redeemable stock must disclose the amount of redemption requirements for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates in each of the five years following the date of the latest statement of financial position presented.

  The Company will adopt SFAS 129 effective December 31, 1997.

                               SUBSEQUENT EVENTS

  At its April 22, 1997 meeting Great Western Financial Corporation's Board of Directors declared a quarterly cash dividend to shareholders of record on May 12, 1997 payable May 30, 1997.

  At its April 22, 1997 meeting, Great Western Bank's Board of Directors declared a regular quarterly common stock dividend of $35 million payable May 30, 1997 to Great Western Financial Corporation and a regular quarterly preferred stock dividend of $2.8 million payable May 30, 1997 to Great Western Financial Corporation.

  For subsequent events related to merger activities, see "Merger Agreement with Washington Mutual, Inc.", "H. F. Ahmanson & Company's Merger Proposal" and "Litigation" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

  The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated follows:

                         THREE MONTHS ENDED TWELVE MONTHS ENDED THREE MONTHS ENDED
                           MARCH 31, 1997    DECEMBER 31, 1996    MARCH 31, 1996
                         ------------------ ------------------- ------------------
(DOLLARS IN THOUSANDS)
Earnings
  Net earnings..........      $ 65,703          $  115,822           $ 71,294
  Taxes on income.......        49,000              70,800             47,500
                              --------          ----------           --------
  Earnings before taxes.      $114,703          $  186,622           $118,794
                              ========          ==========           ========
Interest expense
  Deposits..............      $279,776          $1,179,479           $303,004
  Borrowings............       178,201             688,134            181,619
                              --------          ----------           --------
    Total...............      $457,977          $1,867,613           $484,623
                              ========          ==========           ========
Rent expense
  Total.................      $ 14,115          $   63,980           $ 15,784
  1/3 thereof...........         4,705              21,327              5,261
Capitalized interest....      $      -          $       33           $      6
Preferred stock
 dividends..............      $  3,423          $   20,295           $  6,254
Ratio of earnings to
 fixed charges and
 preferred stock
 dividends..............
  Excluding deposits
    Earnings before
     fixed charges......      $297,609          $  896,083           $305,674
    Fixed charges.......       188,882             742,195            197,307
    Ratio...............          1.58                1.21               1.55
  Including deposits
    Earnings before
     fixed charges......      $577,385          $2,075,562           $608,678
    Fixed charges.......       468,658           1,921,674            500,311
    Ratio...............          1.23                1.08               1.22
Ratio of earnings to
 fixed charges
  Excluding deposits
    Earnings before
     fixed charges......      $297,609          $  896,083           $305,674
    Fixed charges.......       182,906             709,494            186,886
    Ratio...............          1.63                1.26               1.64
  Including deposits
    Earnings before
     fixed charges......      $577,385          $2,075,562           $608,678
    Fixed charges.......       462,682           1,888,973            489,890
    Ratio...............          1.25                1.10               1.24

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a. Exhibits

     3.2 Form of Amendments to the By-laws of Great Western Financial
         Corporation, together with the Amended and Restated By-laws of Great
         Western Financial Corporation.
     4.1 The Company has outstanding certain long-term debt as set forth in
         Note 15 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1996. The Company agrees to furnish copies of the instruments representing its long-term debt to the Securities and Exchange Commission (the "SEC") upon request.
    10.1 Agreement and Plan of Merger By and Among Washington Mutual, Inc., New
         American Capital, Inc., and Great Western Financial Corporation, dated as of March 5, 1997 (filed as an exhibit to GWFC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).
    10.2 Amendment No. 1997-1 to GWFC Supplemental Executive Retirement Plan
         1988 Restatement effective March 24, 1997.
    10.3 Amendment No. 1997-1 to GWFC Retirement Restoration Plan effective
         March 24, 1997.
    11.1 Statement re computation of per share earnings.
    27.1 Financial Data Schedule

 b. Reports on Form 8-K

  A Current Report on Form 8-K dated May 5, 1997 was filed with the SEC, which contained as an exhibit materials used in presentations to the investment analysts.

  A Current Report on Form 8-K dated April 30, 1997 was filed with the SEC, which contained as an exhibit materials used in presentations to the investment analysts.

  A Current Report on Form 8-K dated April 28, 1997 was filed with the SEC, which contained as an exhibit materials used in presentations to the investment analysts.

  A Current Report on Form 8-K dated April 10, 1997 was filed with the SEC, which contained as an exhibit materials used in presentations to the investment analysts.

  A Current Report on Form 8-K dated April 3, 1997 was filed with the SEC, which contained as an exhibit materials used in presentations to the investment analysts.

  A Current Report on Form 8-K dated March 26, 1997 was filed with the SEC, which contained as an exhibit a press release reporting that the Company's Board of Directors had determined not to authorize providing information to or engaging in discussions with H.F. Ahmanson & Company ("Ahmanson") with regard to its unsolicited proposal for the merger of the Company and Ahmanson.

  A Current Report on Form 8-K/A dated March 26, 1997 was filed with the SEC which contained as an exhibit a revised slide to the presentation to investment analysts filed with the Form 8-K filed on March 24, 1997.

  A Current Report on Form 8-K dated March 24, 1997 was filed with the SEC, which contained as an exhibit materials used in presentations to the investment analysts.

  A Current Report on Form 8-K dated February 20, 1997 was filed with the SEC reporting the adoption of an amendment to Great Western Financial Corporation's Bylaws.

  A Current Report on Form 8-K dated January 27, 1997 was filed with the SEC which contained exhibits relating to the issuance of $300 million of 8.206% Capital Securities, Series A, of Great Western Financial Trust II.

  A Current Report on Form 8-K dated January 22, 1997 was filed with the SEC reporting the Company's earnings for the fourth quarter of 1996 and annual earnings for 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GREAT WESTERN FINANCIAL CORPORATION
                                          Registrant

                                                 /s/ Carl F. Geuther
                                          _____________________________________
                                                     Carl F. Geuther
                                            Vice Chairman and Chief Financial
                                                         Officer


DATE: May 14, 1997

                                 EXHIBIT INDEX

                                 MARCH 31, 1997

 EXHIBIT                                                                 PAGE
 NUMBER                                                                 NUMBER
 -------                                                                ------
  3.2    Form of Amendments to the By-laws of Great Western Financial
          Corporation, together with the Amended and Restated By-laws
          of Great Western Financial Corporation......................    55
 10.2    Amendment No. 1997-1 to GWFC Supplemental Executive
          Retirement Plan 1988 Restatement effective March 24, 1997...    67
 10.3    Amendment No. 1997-1 to GWFC Retirement Restoration Plan
          effective March 24, 1997....................................    69
 11.1    Statement re computation of per share earnings...............    71
 27.1    Financial Data Schedule......................................    72