Form 10-Q
period 1997-06-30
GREAT WESTERN FINANCIAL CORP
filed 1997-08-14
CIK 43512

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 1-4075

                      GREAT WESTERN FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                              95-1913457
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           9200 OAKDALE AVENUE,                           91311
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

  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of July 1, 1997: 139,674,214.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I. Financial Information

    Item 1. Financial Statements.........................................    4
     Consolidated Statement of Operations--Three months ended June 30,
      1997, March 31, 1997 and June 30, 1996 and six months ended June
      30, 1997 and June 30, 1996........................................     4
     Consolidated Statement of Financial Condition--June 30, 1997, March
      31, 1997, December 31, 1996 and June 30, 1996.....................     5
     Consolidated Statement of Changes in Stockholders' Equity--Three
      months ended June 30, 1997, March 31, 1997, June 30, 1996 and six
      months ended June 30, 1997 and June 30, 1996......................     6
     Consolidated Statement of Cash Flows--Three months and six months
      ended June 30, 1997 and June 30, 1996.............................     7
    Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations for the three months and six months
          ended June 30, 1997 and June 30, 1996..........................    9
     Overview...........................................................     9
     Highlights.........................................................    10
     Merger Agreement with Washington Mutual, Inc.......................    11
     Line of Business...................................................    12
     Earnings Performance...............................................    15
     Balance Sheet Analysis.............................................    24
     Asset Liability Management.........................................    44
     Liquidity Management...............................................    46
     Parent Company Liquidity...........................................    46
     Capital Adequacy...................................................    46
     Impact of Recently Issued Accounting Standards.....................    49
     Subsequent Events..................................................    51

Part II. Other Information

    Item 4. Submission of Matters to a Vote of Security Holders..........   52
    Item 5. Other Information............................................   53
    Item 6. Exhibits and Reports on Form 8-K.............................   54

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

  During 1996, the Company changed its methodology to record losses on loans underlying mortgage-backed securities as a write-down on the security rather than as a charge against the reserve for loan losses. On May 9, 1997 the Company amended its 1996 Form 10-K to reflect the reclassification of these prior period charge-offs against the reserve to write-downs on the mortgage backed securities.

  Certain line items have been reclassified to conform with Washington Mutual, Inc.'s presentation of financial statements. (See "Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Merger Agreement with Washington Mutual, Inc.")

ITEM 1. FINANCIAL STATEMENTS

                      GREAT WESTERN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                          ------------------------------------  ------------------------
                           JUNE 30,     MARCH 31,   JUNE 30,     JUNE 30,     JUNE 30,
                             1997         1997        1996         1997         1996
                          -----------  ----------- -----------  -----------  -----------
(DOLLARS IN THOUSANDS,
 EXCEPT PER SHARE)
INTEREST INCOME
  Loans.................  $   629,829  $   617,072 $   612,581  $ 1,246,901  $ 1,238,431
  Available-for-sale
   securities...........      125,573      126,458     150,873      252,031      304,865
  Held-to-maturity
   securities...........       31,634       32,865      37,331       64,499       76,513
  Cash equivalents......        6,175        7,863       6,157       14,038       12,061
                          -----------  ----------- -----------  -----------  -----------
   Total interest
    income..............      793,211      784,258     806,942    1,577,469    1,631,870
INTEREST EXPENSE
  Deposits..............      284,635      279,776     290,454      564,411      593,458
  Borrowings............      181,943      166,318     164,540      348,261      334,178
                          -----------  ----------- -----------  -----------  -----------
   Total interest
    expense.............      466,578      446,094     454,994      912,672      927,636
                          -----------  ----------- -----------  -----------  -----------
NET INTEREST INCOME.....      326,633      338,164     351,948      664,797      704,234
Provision for loan
 losses.................       36,072       40,390      32,566       76,462       68,587
                          -----------  ----------- -----------  -----------  -----------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN LOSSES............      290,561      297,774     319,382      588,335      635,647
OTHER INCOME
  Depositor fees........       58,661       54,033      43,003      112,694       84,667
  Securities and
   insurance
   commissions..........       36,176       35,035      32,863       71,211       62,507
  Loan servicing fees...       10,964       12,317      11,386       23,281       22,839
  Other service fees....        7,200        7,989       6,827       15,189       13,287
  Other operating
   income...............        5,815        2,522       3,339        8,337        3,526
  Gain on sale of loans.        1,630        2,411       2,281        4,041        5,288
  Gain/(loss) on sale of
   other assets.........       (3,917)       3,437      (7,803)        (480)     (14,114)
                          -----------  ----------- -----------  -----------  -----------
   Total other income...      116,529      117,744      91,896      234,273      178,000
OTHER EXPENSE
  Salaries and employee
   benefits.............      111,624      118,156     125,392      229,780      249,896
  Occupancy and
   equipment............       44,407       47,720      48,483       92,127       97,839
  Outside
   telecommunications
   and data processing
   services.............       17,100       18,277      20,251       35,377       40,591
  Regulatory
   assessments..........        4,525        4,577      16,028        9,102       32,174
  Transaction-related
   expenses.............       24,305       33,721          --       58,026           --
  Other operating
   expense..............       63,173       63,631      56,575      126,804      114,879
  Amortization of
   goodwill and other
   intangible assets....        8,976        8,975       9,430       17,951       18,859
  Real estate owned
   (REO) operations,
   inclusive of write-
   downs................        2,068        5,758       4,548        7,826       10,044
                          -----------  ----------- -----------  -----------  -----------
   Total other expense..      276,178      300,815     280,707      576,993      564,282
                          -----------  ----------- -----------  -----------  -----------
INCOME BEFORE INCOME
 TAXES..................      130,912      114,703     130,571      245,615      249,365
  Income taxes..........       58,579       49,000      51,300      107,579       98,800
                          -----------  ----------- -----------  -----------  -----------
NET EARNINGS............  $    72,333  $    65,703 $    79,271  $   138,036  $   150,565
                          ===========  =========== ===========  ===========  ===========
Average common shares
 outstanding............
  Without dilution......  141,615,106  141,305,122 139,041,758  141,026,856  138,984,442
  Fully diluted.........  142,072,221  141,595,846 145,491,403  141,783,866  145,434,087
Earnings per share based
 on average common
 shares outstanding
  Primary...............  $       .49  $       .44 $       .52  $       .93  $       .99
  Fully diluted.........          .49          .44         .52          .93          .99
Cash dividend per common
 share..................          .25          .25         .25          .50          .48

Unaudited

                      GREAT WESTERN FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                              JUNE 30,     MARCH 31,   DECEMBER 31,  JUNE 30,
                                1997         1997         1996         1996
                             -----------  -----------  -----------  -----------
(DOLLARS IN THOUSANDS)
ASSETS
Cash.......................  $   424,357  $   339,256  $   534,192  $   613,064
Cash equivalents...........      300,125      550,830      300,100      375,125
Available-for-sale
 securities
  Mortgage-backed
   securities..............    5,791,182    5,981,604    6,169,842    7,179,922
  Investments (including
   FHLB)...................    1,624,774    1,558,224    1,657,229    1,755,283
Held-to-maturity securities
  Mortgage-backed
   securities..............    1,504,656    1,554,197    1,618,709    1,750,363
Loans held in portfolio....   32,609,199   31,319,660   31,030,701   29,983,342
Loans held-for-sale........      155,560      211,993      106,190      409,169
Reserve for loan losses....     (316,411)    (320,800)    (313,699)    (330,321)
                             -----------  -----------  -----------  -----------
  Net Loans................   32,448,348   31,210,853   30,823,192   30,062,190
Real estate owned..........       86,343       78,257      119,772      167,359
Bank premises and
 equipment.................      518,197      525,178      552,422      584,436
Goodwill and other
 intangibles arising from
 acquisitions..............      268,041      277,016      285,991      304,854
Other assets...............      803,769      802,488      813,123      927,362
                             -----------  -----------  -----------  -----------
    Total assets...........  $43,769,792  $42,877,903  $42,874,572  $43,719,958
                             ===========  ===========  ===========  ===========
LIABILITIES
Deposits
  Checking accounts........  $ 4,180,847  $ 4,383,937  $ 4,419,672  $ 4,515,344
  Savings and money market
   accounts................    7,315,201    7,231,742    6,744,210    6,506,109
  Time certificates........   16,128,618   16,392,991   17,236,632   17,468,744
  Wholesale................      160,404      149,661      186,259      389,622
                             -----------  -----------  -----------  -----------
    Total deposits.........   27,785,070   28,158,331   28,586,773   28,879,819
Federal funds purchased and
 commercial paper..........    1,290,374    1,286,942    1,101,506      945,030
Securities sold under
 agreements to repurchase..    3,859,927    4,483,584    4,197,666    5,367,694
Advances from the FHLB.....    4,356,942    2,558,298    2,769,933    2,169,299
Guaranteed preferred
 beneficial interest in
 Company subordinated
 notes.....................      400,000      400,000      100,000      100,000
Other borrowings...........    2,337,901    2,332,335    2,432,708    2,400,240
Other liabilities..........    1,054,200    1,073,343    1,090,786    1,023,151
                             -----------  -----------  -----------  -----------
    Total liabilities......   41,084,414   40,292,833   40,279,372   40,885,233
                             -----------  -----------  -----------  -----------
STOCKHOLDERS' EQUITY
Preferred stock, par value
 $1.00 per share;
 Authorized 10,000,000
 shares; Cumulative
 Convertible issued none,
 none, none and 517,500,
 Cumulative issued 660,000,
 660,000, 660,000 and
 660,000...................      165,000      165,000      165,000      294,035
Common stock, par value
 $1.00 per share;
 Authorized 200,000,000
 shares; Issued
 139,617,449, 137,885,310,
 137,875,955, and
 137,392,481...............      139,617      137,885      137,876      137,392
Capital surplus............      730,241      677,250      680,428      715,297
Valuation reserve for
 available-for-sale
 securities................       52,946       41,796       76,959       45,293
Retained earnings--
 substantially restricted..    1,597,574    1,563,139    1,535,264    1,644,997
Unearned compensation......           --           --         (327)      (2,289)
                             -----------  -----------  -----------  -----------
    Total stockholders'
     equity................    2,685,378    2,585,070    2,595,200    2,834,725
                             -----------  -----------  -----------  -----------
    Total liabilities and
     stockholders' equity..  $43,769,792  $42,877,903  $42,874,572  $43,719,958
                             ===========  ===========  ===========  ===========

Unaudited

                      GREAT WESTERN FINANCIAL CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                THREE MONTHS ENDED             SIX MONTHS ENDED
                         ----------------------------------  ----------------------
                          JUNE 30,   MARCH 31,    JUNE 30,    JUNE 30,    JUNE 30,
                            1997        1997        1996        1997        1996
                         ----------  ----------  ----------  ----------  ----------
(DOLLARS IN THOUSANDS)
PREFERRED STOCK
  Balance, beginning of
   period............... $  165,000  $  165,000  $  294,375  $  165,000  $  294,375
  Preferred stock
   converted to common
   stock................         --          --        (340)         --        (340)
                         ----------  ----------  ----------  ----------  ----------
  Balance, end of
   period...............    165,000     165,000     294,035     165,000     294,035
                         ----------  ----------  ----------  ----------  ----------
COMMON STOCK
  Balance, beginning of
   period...............    137,885     137,876     137,205     137,876     137,279
  Common stock converted
   from preferred stock.         --          --          17          --          17
  Common stock issued
   upon exercise of
   options..............      1,761         988         153       2,749         289
  Common stock issued
   under dividend
   reinvestment plan....         --          22          21          22          38
  Common stock acquired.         (8)     (1,001)         (1)     (1,009)       (224)
  Restricted stock
   awards granted, net
   of cancellations.....        (21)         --          (3)        (21)         (7)
                         ----------  ----------  ----------  ----------  ----------
  Balance, end of
   period...............    139,617     137,885     137,392     139,617     137,392
                         ----------  ----------  ----------  ----------  ----------
CAPITAL SURPLUS
  Balance, beginning of
   period...............    677,250     680,428     711,770     680,428     713,889
  Common stock converted
   from preferred stock.         --          --         323          --         323
  Common stock issued
   upon exercise of
   options..............     52,991      27,004       2,819      79,995       5,373
  Common stock issued
   under dividend
   reinvestment plan....         --         825         460         825         840
  Common stock acquired.         --     (31,007)         (9)    (31,007)     (5,005)
  Restricted stock
   awards granted, net
   of cancellations.....         --          --         (66)         --        (123)
                         ----------  ----------  ----------  ----------  ----------
  Balance, end of
   period...............    730,241     677,250     715,297     730,241     715,297
                         ----------  ----------  ----------  ----------  ----------
VALUATION RESERVE FOR
 AVAILABLE-FOR-SALE
 SECURITIES
  Balance, beginning of
   period...............     41,796      76,959      75,789      76,959     108,433
  Change in unrealized
   net gain, net of
   taxes................     11,150     (35,163)    (30,496)    (24,013)    (63,140)
                         ----------  ----------  ----------  ----------  ----------
  Balance, end of
   period...............     52,946      41,796      45,293      52,946      45,293
                         ----------  ----------  ----------  ----------  ----------
RETAINED EARNINGS--
 SUBSTANTIALLY
 RESTRICTED
  Balance, beginning of
   period...............  1,563,139   1,535,264   1,606,287   1,535,264   1,572,782
  Net earnings..........     72,333      65,703      79,271     138,036     150,565
  Preferred stock
   dividends............     (3,423)     (3,424)     (6,242)     (6,847)    (12,496)
  Common stock
   dividends............    (34,475)    (34,404)    (34,319)    (68,879)    (65,854)
                         ----------  ----------  ----------  ----------  ----------
  Balance, end of
   period...............  1,597,574   1,563,139   1,644,997   1,597,574   1,644,997
                         ----------  ----------  ----------  ----------  ----------
UNEARNED COMPENSATION
  Balance, beginning of
   period...............         --        (327)     (3,294)       (327)     (4,282)
  Amortization of
   restricted stock.....         --         327         984         327       1,972
  Restricted stock
   awards granted, net
   of cancellations.....         --          --          21          --          21
                         ----------  ----------  ----------  ----------  ----------
  Balance, end of
   period...............         --          --      (2,289)         --      (2,289)
                         ----------  ----------  ----------  ----------  ----------
    Total stockholders'
     equity............. $2,685,378  $2,585,070  $2,834,725  $2,685,378  $2,834,725
                         ==========  ==========  ==========  ==========  ==========

Unaudited

                      GREAT WESTERN FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30,                JUNE 30,
                                ---------------------  ------------------------
                                   1997       1996        1997         1996
                                ----------  ---------  -----------  -----------
(DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings..................  $   72,333  $  79,271  $   138,036  $   150,565
Noncash adjustments to net
 earnings:
  Provision for loan losses...      36,072     32,566       76,462       68,587
  Net (increase) decrease in
   interest receivable........      (3,987)    (8,404)       2,703       23,459
  Net increase (decrease) in
   interest payable...........      14,859     23,817      (15,778)      20,365
  Depreciation and
   amortization...............      16,893     19,226       35,964       38,551
  Amortization of goodwill and
   other intangibles..........       8,975      9,430       17,951       18,859
  FHLB stock dividend.........      (5,613)    (5,092)     (11,697)     (24,404)
  Write-downs of mortgage-
   backed securities..........       4,500      6,734        8,700       12,813
  Write-downs of real estate
   owned......................         808         --        2,561           --
  Loss on sale of mortgage-
   backed securities
   available-for-sale.........           5      1,395           15        1,961
  Loss (gain) on sale of
   leases.....................           5       (106)        (711)        (645)
  (Gain) on sale of real
   estate.....................      (6,796)    (5,095)      (8,077)      (7,336)
  Loss on sale of loans held-
   for-sale...................       5,173      2,830        7,431        4,376
  Capitalized interest........     (13,988)   (13,633)     (27,977)     (31,599)
  Income taxes................     (25,838)    (4,205)      69,905      (37,163)
  Other.......................     (44,676)    53,472     (125,132)     311,691
Sales and payments of loans
 held-for-sale................     676,205    391,354    1,107,633      817,935
Originations and purchases of
 loans held-for-sale..........    (602,721)  (312,987)  (1,120,111)    (731,855)
                                ----------  ---------  -----------  -----------
Net cash provided by operating
 activities...................     132,209    270,573      157,878      636,160
                                ----------  ---------  -----------  -----------
FINANCING ACTIVITIES
(Decrease) in deposits........    (373,261)  (461,911)    (801,703)    (355,109)
Borrowings
  Net change in federal funds
   purchased and commercial
   paper......................       3,432     (2,388)     188,868     (371,385)
  Net change in securities
   sold under agreements to
   repurchase.................    (623,657)  (366,807)    (337,739)  (1,500,602)
  Net change in advances from
   the FHLB...................   1,798,644    666,188    1,587,009    1,314,219
  Proceeds from issuance of
   other borrowings...........       5,629     99,842        5,629       99,842
  Repayments of other
   borrowings.................         (63)    (5,216)    (100,436)      (5,445)
  Proceeds from issuance of
   Company subordinated notes.          --         --      300,000           --
Other financing activity......
  Common stock issued.........      54,752      3,453       83,591        6,540
  Common stock repurchased....         (29)       (79)     (32,037)      (5,359)
  Payment of cash dividends on
   common stock...............     (34,475)   (34,319)     (68,879)     (65,854)
  Payment of cash dividends on
   preferred stock............      (3,423)    (6,242)      (6,847)     (12,496)
                                ----------  ---------  -----------  -----------
Net cash provided by (used in)
 financing activities.........     827,549   (107,479)     817,456     (895,649)
                                ----------  ---------  -----------  -----------

Unaudited

                      GREAT WESTERN FINANCIAL CORPORATION

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                    JUNE 30,                  JUNE 30,
                             ------------------------  ------------------------
                                1997         1996         1997         1996
                             -----------  -----------  -----------  -----------
(DOLLARS IN THOUSANDS)
INVESTING ACTIVITIES
Available-for-sale
 securities (including
 FHLB)
  Proceeds from sales and
   redemptions.............  $   753,512  $   430,446  $ 1,602,495  $   823,292
  Purchases................     (811,541)    (675,731)  (1,561,062)  (1,131,836)
Mortgage-backed securities
 available-for-sale
  Proceeds.................        1,001        3,722        1,998        3,722
  Purchases................       (5,828)     (21,856)     (79,695)     (30,367)
  Payments received........      181,318      317,185      349,277      605,664
Mortgage-backed securities
 held-to-maturity
  Payments received........       49,299       77,284      113,939      148,198
Loans held in portfolio
  Real estate loans
    Payments received......      832,819      812,869    1,574,622    1,523,995
    Loans originated for
     investment............   (2,027,125)  (1,186,816)  (3,067,308)  (1,924,935)
    Repurchases............      (12,322)     (15,695)     (24,954)     (29,655)
  Consumer Finance and
   other loans
    Loans originated for
     investment............     (711,756)    (567,279)  (1,263,570)  (1,022,873)
    Proceeds from sales....           (5)         472        2,211        1,587
    Payments received......      566,979      540,428    1,107,058    1,041,477
Other investing activity
  Purchases and sales of
   bank premises and
   equipment, net..........      (10,966)     (11,388)      (3,462)     (20,591)
  Proceeds from sale of
   real estate owned.......       55,579       86,704      133,564      170,968
  Other....................       13,674        4,207       29,743       (5,385)
                             -----------  -----------  -----------  -----------
Net cash (used in) provided
by investing activities....   (1,125,362)    (205,448)  (1,085,144)     153,261
                             -----------  -----------  -----------  -----------
Net (decrease) in cash and
cash equivalents...........     (165,604)     (42,354)    (109,810)    (106,228)
Cash and cash equivalents
at beginning of period.....      890,086    1,030,543      834,292    1,094,417
                             -----------  -----------  -----------  -----------
Cash and cash equivalents
at end of period...........  $   724,482  $   988,189  $   724,482  $   988,189
                             ===========  ===========  ===========  ===========
SUPPLEMENTAL CASH FLOW
DISCLOSURE
Cash paid for
  Interest on deposits.....  $   285,904  $   279,209  $   567,617  $   578,348
  Interest on borrowings...      166,739      153,117      362,682      340,501
  Income taxes.............       60,912       50,749       61,503       96,552
Noncash investing
 activities
  Loans transferred to real
   estate owned............       75,755      107,357      133,579      221,424
  Loans originated to
   finance the sale of real
   estate owned............       15,585       17,433       25,498       35,081
  Loans originated to
   refinance existing
   loans...................      136,308       84,300      237,321      191,956
  Loans exchanged for
   mortgage-backed
   securities..............        1,004           --        2,006           --

Unaudited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

  Great Western reported consolidated net earnings of $72.3 million, or $.49 per share, for the second quarter of 1997 compared to $79.3 million, or $.52 per share for the second quarter of 1996 and $65.7 million, or $.44 per share for the first quarter of 1997. For the six months ended June 30, 1997 net earnings were $138 million or $.93 per share, compared with $150.6 million or $.99 per share, for the same period a year ago. The Company's earnings for the second quarter of 1997 were reduced by $24.3 million in transaction-related expenses. Without these transaction-related expenses, operating earnings for the three months ended June 30, 1997 and the six months ended June 30, 1997 would have been $92.7 million, or $.62 per share and $181.3 million or $1.23 per share respectively.

  The provision for loan losses in the second quarter of 1997 declined to $36.1 million, down from $40.4 million in the first quarter of 1997 and up from $32.6 million in the second quarter of 1996. The decrease from the first quarter of 1997 was due to reduced credit costs as a result of lower levels of nonperforming assets. Nonperforming assets were $502.6 million, or 1.15% of assets at June 30, 1997, $770.3 million, or 1.76% of assets at June 30, 1996 and $547.8 million, or 1.28% of assets at March 31, 1997. Provisions for loan losses during the first six months of 1997 and 1996 were $76.5 million and $68.6 million, respectively.

  Net interest income was $326.6 million for the second quarter of 1997 compared with $351.9 million for the second quarter of 1996 and $338.2 million for the first quarter of 1997. The interest spread for the second quarter of 1997 was 2.97% compared with 3.23% for the second quarter of 1996 and 3.13% for the first quarter of 1997. The Company's net interest margin was 3.17% for the second quarter of 1997 compared with 3.41% for the second quarter of 1996 and 3.32% for the first quarter of 1997. Net interest income during the first six months of 1997 and 1996 was $664.8 million and $704.2 million, respectively.

  Other income was $116.5 million in the second quarter of 1997, $91.9 million in the second quarter of 1996 and $117.7 million in the first quarter of 1997. In the second quarter of 1997, depositor fees increased $15.7 million, securities and insurance commissions increased $3.3 million, write-downs of mortgage-backed securities declined $2.2 million and losses on mortgage-backed securities declined $1.4 million from the year ago second quarter. Other income during the first six months of 1997 and 1996 was $234.3 million and $178 million, respectively.

  Excluding the impact of the transaction-related expenses, other expense in the second quarter of 1997 totaled $251.9 million, compared with $280.7 million in the second quarter of 1996. Other expense for the first quarter of 1997, excluding the impact of transaction-related expenses, was $267.1 million. The decrease of $28.8 million from the second quarter of 1996 was due primarily to a decrease in salaries and employee benefits of $14.6 million and a decrease in regulatory assessments of $11.5 million.

                                   HIGHLIGHTS

                                           AT OR FOR THE THREE MONTHS ENDED
                                          -------------------------------------
                                           JUNE 30,     MARCH 31,    JUNE 30,
                                             1997         1997         1996
                                          -----------  -----------  -----------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
Net interest income.....................  $   326,633  $   338,164  $   351,948
Net earnings............................       72,333       65,703       79,271
Fully diluted earnings per common share.          .49          .44          .52
New loan volume.........................    3,493,496    2,220,312    2,168,815
Real estate loans sold..................      676,221      419,715      382,613
Return on average assets (annualized)...          .67%         .61%         .73%
Return on average equity (annualized)...        10.70%       10.06%       11.28%
Interest spread
  Yield on interest earning assets......         7.68%        7.69%        7.81%
  Cost of interest bearing liabilities..         4.71         4.56         4.58
                                          -----------  -----------  -----------
  Interest spread.......................         2.97%        3.13%        3.23%
                                          ===========  ===========  ===========
Total assets............................  $43,769,792  $42,877,903  $43,719,958
Stockholders' equity....................    2,685,378    2,585,070    2,834,725
Stockholders' equity per common share...        18.05        17.55        18.49
Tangible stockholders' equity per common
 share..................................        16.13        15.54        16.27

                                                              AT OR FOR THE
                                                            SIX MONTHS ENDED
                                                           --------------------
                                                           JUNE 30,   JUNE 30,
                                                             1997       1996
                                                           ---------  ---------
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
     Net interest income..................................   664,797    704,234
     Net earnings.........................................   138,036    150,565
     Fully diluted earnings per common share..............      0.93       0.99
     New loan volume...................................... 5,713,808  3,906,700
     Real estate loans sold............................... 1,095,936    798,363
     Return on average assets (annualized)................       .64%       .69%
     Return on average equity (annualized)................     10.39%     10.70%
     Interest spread
       Yield on interest earning assets...................      7.70%      7.87%
       Cost of interest bearing liabilities...............      4.65%      4.64%
                                                           ---------  ---------
       Interest spread....................................      3.05%      3.23%
                                                           =========  =========

                 MERGER AGREEMENT WITH WASHINGTON MUTUAL, INC.

  On February 18, 1997, H.F. Ahmanson & Company ("Ahmanson") unilaterally announced a proposal for a merger between Ahmanson and Great Western pursuant to which each outstanding share of Common Stock would be converted into 1.05 shares of Ahmanson common stock.

  On March 6, 1997, Great Western announced that it had entered into a strategic business combination with Washington Mutual, Inc. ("Washington Mutual"). The terms of the Agreement and Plan of Merger dated as of March 5, 1997 (the "Merger Agreement") entered into by and between Great Western, Washington Mutual and New American Capital, Inc., ("NACI"), a wholly-owned subsidiary of Washington Mutual provided for a tax-free merger (the "Merger") of Great Western with and into NACI pursuant to which each outstanding share of Great Western common stock, par value $1.00 per share (the "Common Stock"), would be converted into 0.9 shares of Washington Mutual common stock, no par value, with cash being paid in lieu of fractional shares. Each outstanding share of GWFC 8.30% Preferred Stock would be converted into one share of Washington Mutual 8.30% Preferred Stock, Series F.

  The consummation of the Merger was subject to certain conditions, including approval by the stockholders of Great Western and Washington Mutual and the receipt of applicable regulatory approvals. The Board of Directors of Great Western ("the Board") fixed June 13, 1997 as the date for the special meeting of stockholders to vote on the approval and adoption of the Merger Agreement.

  On June 4, 1997, Ahmanson announced that it had withdrawn its February 18, 1997, unsolicited proposal to acquire GWFC.

  On June 13, 1997, the stockholders of GWFC approved and adopted the Merger Agreement with Washington Mutual, Inc. The Merger was consummated on July 1, 1997.

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

  To properly assess the profitability of each business unit, charges for funds employed and credits for funds generated are assigned on a matched maturity basis to minimize interest-rate risk in the business line and centralize that exposure in the Treasury unit where it is managed for the Company as a whole. Expenses incurred in the Company's support units are assigned to business lines based on services provided to a particular business unit. Residual expenses, assets employed and other overhead costs are allocated in a manner consistent with the corporate management fee. Management fees are distributed to business lines based on service usage. Loss provision and capital are allocated based on management's assessment of the risk profile of each business line. Loans originated in the Real Estate unit are purchased by the Treasury unit at a transfer price that reflects the risk-adjusted value of the loans.

  Certain undistributed items have been allocated to business lines for presentation purposes. Included in this distribution are merger transaction-related expenses totaling $24.3 million for the three months ended June 30, 1997 and $58 million for the six months ended June 30, 1997. These expenses are distributed to business lines in a manner consistent with other overhead expenses that are distributed as part of the corporate management fee. As discussed above, management fees are distributed to business lines based on service usage. Adjusted ratios are provided in the tables below which exclude transaction-related expenses.

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

SELECTED FINANCIAL HIGHLIGHTS BY LINE OF BUSINESS

  Results of line of business for the three months ended June 30, 1997 and June 30, 1996 are presented below.

                                               REAL ESTATE
                          CONSUMER FINANCE      SERVICES        RETAIL BANKING           TREASURY            CONSOLIDATED
                          ------------------  --------------  --------------------  --------------------  --------------------
                            1997      1996     1997    1996     1997       1996       1997       1996       1997       1996
                          --------  --------  ------  ------  ---------  ---------  ---------  ---------  ---------  ---------
(DOLLARS IN MILLIONS)
Income Statement:
 Net interest income....  $   62.3  $   64.9  $ 10.0  $ 12.8  $   155.7  $   154.5  $    98.6  $   119.8  $   326.6  $   352.0
 Provision for loan
  losses................      15.6      13.6      --      --         .5         .7       20.0       18.3       36.1       32.6
 Net interest income
  after provision.......      46.7      51.3    10.0    12.8      155.2      153.8       78.6      101.5      290.5      319.4
 Other income...........       7.0       6.5    99.8    80.5       93.0       71.0      (83.3)     (66.1)     116.5       91.9
 Other expense..........      32.3      25.7    40.5    65.1      176.0      191.8        3.0       (1.9)     251.8      280.7
 Transaction-related
  expenses..............        --        --     7.2      --       15.8         --        1.3         --       24.3         --
                          --------  --------  ------  ------  ---------  ---------  ---------  ---------  ---------  ---------
 Income before tax......      21.4      32.1    62.1    28.2       56.4       33.0       (9.0)      37.3      130.9      130.6
 Tax....................       8.5      12.8    28.4    11.0       25.9       12.9       (4.2)      14.6       58.6       51.3
                          --------  --------  ------  ------  ---------  ---------  ---------  ---------  ---------  ---------
   Net income...........  $   12.9  $   19.3  $ 33.7  $ 17.2  $    30.5  $    20.1  $    (4.8) $    22.7  $    72.3  $    79.3
                          ========  ========  ======  ======  =========  =========  =========  =========  =========  =========
Average Balance Sheet
 Data:
 Real estate loans......  $     --  $     --  $   --  $   --  $      --  $      --  $29,597.1  $27,707.1  $29,598.1  $28,066.9
 Consumer loans.........   2,161.2   2,072.6      --      --      296.7      555.7         --         --    2,457.0    2,268.5
 Net loans and leases...   2,161.2   2,072.6      --      --      296.7      555.7   29,597.1   27,707.1   32,055.1   30,335.4
 Assets.................   2,350.8   2,266.9   331.0   250.7    1,305.1    1,697.0   39,320.9   39,393.9   43,307.8   43,608.5
 Deposits...............     144.0     157.9      --      --   27,885.6   28,675.6        5.7      142.8   28,035.3   28,976.3
 Equity.................     374.5     466.7   636.0   639.8    1,099.9    1,106.4      593.3      596.9    2,703.7    2,809.8
Performance Metrics
 Return on average
  equity................     13.76%    16.51%  21.22%  10.72%     11.14%      7.28%     -3.33%     15.23%     10.70%     11.28%
 Efficiency ratio.......     46.59%    36.03%  43.44%  69.83%     77.16%     85.02%     27.97%     -3.54%     62.32%     63.24%
Performance Metrics
 (excluding transaction-
 related expenses of
 $24.3 million)
 Return on average
  equity................        --        --   26.09%     --      15.71%        --      -3.13%        --      13.73%        --
 Efficiency ratio.......        --        --   36.87%     --      70.82%        --      19.28%        --      56.84%        --

  Results of line of business for the six months ended June 30, 1997 and June 30, 1996 are presented below.

                                               REAL ESTATE
                          CONSUMER FINANCE      SERVICES        RETAIL BANKING           TREASURY            CONSOLIDATED
                          ------------------  --------------  --------------------  --------------------  --------------------
                            1997      1996     1997    1996     1997       1996       1997       1996       1997       1996
                          --------  --------  ------  ------  ---------  ---------  ---------  ---------  ---------  ---------
(DOLLARS IN MILLIONS)
Income Statement:
 Net interest income....  $  124.1  $  132.1  $ 21.1  $ 24.6  $   309.8  $   306.2  $   209.8  $   241.3  $   664.8  $   704.2
 Provision for loan
  losses................      31.0      28.1      --      --         .6        1.3       44.9       39.2       76.5       68.6
 Net interest income
  after provision.......      93.1     104.0    21.1    24.6      309.2      304.9      164.9      202.1      588.3      635.6
 Other income...........      13.0      13.1   164.9   138.5      185.8      134.3     (129.4)    (107.9)     234.3      178.0
 Other expense..........      66.9      61.8    92.2   126.0      353.7      375.4        6.2        1.0      519.0      564.2
 Transaction-related
  expenses..............        --        --    17.2      --       37.6         --        3.2         --       58.0         --
                          --------  --------  ------  ------  ---------  ---------  ---------  ---------  ---------  ---------
 Income before tax......      39.2      55.3    76.6    37.1      103.7       63.8       26.1       93.2      245.6      249.4
 Tax....................      15.6      22.0    34.1    14.7       46.3       25.2       11.6       36.9      107.6       98.8
                          --------  --------  ------  ------  ---------  ---------  ---------  ---------  ---------  ---------
 Net income.............  $   23.6  $   33.3  $ 42.5  $ 22.4  $    57.4  $    38.6  $    14.5  $    56.3  $   138.0  $   150.6
                          ========  ========  ======  ======  =========  =========  =========  =========  =========  =========
Average Balance Sheet
 Data:
 Real estate loans......  $     --  $     --  $   --  $   --  $      --  $      --  $29,211.1  $27,695.5  $29,216.8  $28,048.8
 Consumer loans.........   2,168.1   2,090.1      --      --      269.3      546.9         --         --    2,431.7    2,283.7
 Net loans and leases...   2,168.1   2,090.1      --      --      269.3      546.9   29,211.1   27,695.5   31,648.5   30,332.5
 Assets.................   2,399.2   2,302.0   339.2   274.9    1,297.0    1,815.7   39,045.6   39,445.9   43,081.0   43,838.5
 Deposits...............     169.7     159.3      --      --   27,980.3   28,774.9       13.3      145.5   28,163.3   29,079.7
 Equity.................     379.6     482.4   614.2   628.6    1,064.9    1,089.9      598.8      612.8    2,657.5    2,813.7
 Performance Metrics....
 Return on average
  equity................     12.44%    13.80%  13.83%   7.14%     10.79%      7.06%      4.83%     18.40%     10.39%     10.70%
 Efficiency ratio.......     48.80%    42.55%  58.80%  77.25%     78.96%     85.25%     11.73%      0.72%     64.18%     63.96%
Performance Metrics
 (excluding transaction-
 related expenses of
 $58 million)
 Return on average
  equity................        --        --   18.28%     --      15.87%        --       5.85%        --      13.67%        --
 Efficiency ratio.......        --        --   49.54%     --      71.36%        --       7.77%        --      57.72%        --

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

                             EARNINGS PERFORMANCE

NET INTEREST INCOME

  Net interest income was $326.6 million in the second quarter of 1997 compared with $351.9 million in the second quarter of 1996 and $338.2 million in the first quarter of 1997. The interest spread decreased in the second quarter of 1997 due to higher rates paid on deposits and borrowings compared with the first quarter of 1997. During the three months ended March 31, 1997 the interest spread was reduced primarily due to higher rates on borrowings and lower yields on real estate and Consumer Finance loans compared with the prior quarter. For the three months ended June 30, 1996, the interest spread benefited by approximately 6 basis points from the interest rate lag on ARM loans. The interest spread decreases in an increasing interest-rate environment as increases in COFI, to which most interest earning assets are tied, lag behind deposit and borrowing rate increases. The Company's net interest margin was 3.17% for the three months ended June 30, 1997 compared with 3.41% for the same period a year ago. The Company's net interest margin was 3.32% for the three months ended March 31, 1997.

  The following tables of net interest income displays the average balances, interest income and expense and average rates by asset and liability component for the periods indicated:

                                           THREE MONTHS ENDED JUNE 30,
                         ---------------------------------------------------------------
                                      1997                            1996
                         ------------------------------- -------------------------------
                           AVERAGE             AVERAGE     AVERAGE             AVERAGE
                           BALANCE   INTEREST YIELD/RATE   BALANCE   INTEREST YIELD/RATE
                         ----------- -------- ---------- ----------- -------- ----------
(DOLLARS IN THOUSANDS)
EARNING ASSETS
Cash equivalents........ $   434,133 $  6,175    5.63%   $   396,179 $  6,157    6.22%
Available-for-sale
 securities.............   1,526,934   23,250    6.09      1,481,697   23,597    6.37
Mortgage-backed
 securities.............   7,300,156  133,957    7.34      9,136,376  164,607    7.21
                         ----------- --------   -----    ----------- --------   -----
   Total securities.....   9,261,223  163,382    7.05     11,014,252  194,361    7.06
Loans
 Loans held in
  portfolio.............  29,410,816  528,057    7.18     27,605,456  508,753    7.37
 Loans held-for-sale....     187,290    3,657    7.81        461,432    8,918    7.73
 Consumer Finance.......   2,161,213   91,316   16.95      2,072,595   91,013   17.56
 Other..................     295,761    6,799    9.22        195,951    3,897    7.96
                         ----------- --------   -----    ----------- --------   -----
   Total loans..........  32,055,080  629,829    7.86     30,335,434  612,581    8.08
                         ----------- --------   -----    ----------- --------   -----
   Total earning assets.  41,316,303  793,211    7.68     41,349,686  806,942    7.81
Other assets............   1,991,505                       2,258,804
                         -----------                     -----------
   Total assets.........  43,307,808                      43,608,490
                         ===========                     ===========
INTEREST BEARING
 LIABILITIES
Deposits
 Checking accounts......   4,231,622    6,464    0.61      4,486,693    8,312    0.74
 Savings and money
  market accounts.......   7,173,344   60,326    3.37      6,510,187   48,368    2.97
 Time certificates......  16,442,610  217,777    5.31     17,571,181  230,605    5.25
 Wholesale accounts.....     187,745       68    0.14        408,234    3,169    3.11
                         ----------- --------   -----    ----------- --------   -----
   Total deposits.......  28,035,321  284,635    4.07     28,976,295  290,454    4.01
Borrowings
 Federal funds purchased
  and commercial paper..   1,416,279   19,819    5.54      1,022,196   13,463    5.27
 Securities sold under
  agreements to
  repurchase............   4,239,074   60,203    5.62      5,639,865   76,852    5.45
 Advances from FHLB.....   3,150,861   44,864    5.63      1,701,000   21,729    5.11
 Guaranteed preferred
  beneficial interest in
  Company subordinated
  notes.................     400,000    8,217    8.22        100,000    2,063    8.25
 Other borrowings.......   2,334,391   48,840    8.37      2,328,006   50,433    8.67
                         ----------- --------   -----    ----------- --------   -----
   Total borrowings.....  11,540,605  181,943    6.26     10,791,067  164,540    6.10
                         ----------- --------   -----    ----------- --------   -----
   Total interest
    bearing liabilities.  39,575,926  466,578    4.71     39,767,362  454,994    4.58
Other liabilities.......   1,028,217                       1,031,294
Stockholders' equity....   2,703,665                       2,809,834
                         -----------                     -----------
   Total liabilities and
    equity..............  43,307,808                      43,608,490
                         ===========                     ===========
Interest spread.........                         2.97%                           3.23%
                                                =====                           =====
Effective yield
 Interest income/total
  earning assets........ $41,316,303 $793,211    7.68%   $41,349,686 $806,942    7.81%
 Interest expense/total
  earning assets........  41,316,303  466,578    4.51%    41,349,686  454,994    4.40%
                                     --------   -----                --------   -----
Net interest income/net
 interest margin........             $326,633    3.17%               $351,948    3.41%
                                     ========   =====                ========   =====

  The average balance of loans above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans decreased to $5.6 million for the quarter ended June 30, 1997 compared with $7.8 million for the quarter ended June 30, 1996.

                                          THREE MONTHS ENDED MARCH 31,
                         ---------------------------------------------------------------
                                      1997                            1996
                         ------------------------------- -------------------------------
                           AVERAGE             AVERAGE     AVERAGE             AVERAGE
                           BALANCE   INTEREST YIELD/RATE   BALANCE   INTEREST YIELD/RATE
                         ----------- -------- ---------- ----------- -------- ----------
(DOLLARS IN THOUSANDS)
EARNING ASSETS
Cash equivalents........ $   580,311 $  7,863    5.42%   $   335,346 $  5,904    7.04%
Available-for-sale
 securities.............   1,364,454   20,746    6.16      1,299,885   19,148    5.89
Mortgage-backed
 securities.............   7,624,849  138,577    7.27      9,610,728  174,026    7.24
                         ----------- --------   -----    ----------- --------   -----
   Total securities.....   9,551,614  167,186    7.00     11,245,959  199,078    7.08
Loans
 Loans held in
  portfolio.............  28,703,770  519,106    7.23     27,489,905  517,803    7.53
 Loans held-for-sale....     130,810    1,422    4.30        521,345   10,388    7.97
 Consumer Finance.......   2,171,358   91,205   16.80      2,102,546   93,888   17.86
 Other..................     232,334    5,339    9.32        191,542    3,771    7.88
                         ----------- --------   -----    ----------- --------   -----
   Total loans..........  31,238,272  617,072    7.90     30,305,338  625,850    8.26
                         ----------- --------   -----    ----------- --------   -----
   Total earning assets.  40,789,886  784,258    7.69     41,551,297  824,928    7.94
Other assets............   2,060,102                       2,498,365
                         -----------                     -----------
   Total assets.........  42,849,988                      44,049,662
                         ===========                     ===========
INTEREST BEARING
 LIABILITIES
Deposits
 Checking accounts......   4,276,095    6,613    0.62      4,457,642    8,522    0.76
 Savings and money
  market accounts.......   7,103,560   56,723    3.19      6,553,877   46,542    2.84
 Time certificates......  16,685,904  216,139    5.18     17,790,521  244,175    5.49
 Wholesale accounts.....     222,059      301    0.54        446,566    3,765    3.37
                         ----------- --------   -----    ----------- --------   -----
   Total deposits.......  28,287,618  279,776    3.96     29,248,606  303,004    4.14
Borrowings
 Federal funds purchased
  and commercial paper..   1,186,580   15,905    5.36      1,155,897   17,168    5.94
 Securities sold under
  agreements to
  repurchase............   4,713,046   64,078    5.44      6,193,162   84,558    5.46
 Advances from FHLB.....   2,214,225   30,453    5.50      1,167,974   15,957    5.46
 Guaranteed preferred
  beneficial interest in
  Company subordinated
  notes.................     316,129    6,439    8.15        100,000    2,063    8.25
 Other borrowings.......   2,387,320   49,443    8.25      2,305,769   49,892    8.66
                         ----------- --------   -----    ----------- --------   -----
   Total borrowings.....  10,817,300  166,318    6.15     10,922,802  169,638    6.21
                         ----------- --------   -----    ----------- --------   -----
   Total interest
    bearing liabilities.  39,104,918  446,094    4.56     40,171,408  472,642    4.71
Other liabilities.......   1,133,372                       1,058,560
Stockholders' equity....   2,611,698                       2,819,694
                         -----------                     -----------
   Total liabilities and
    equity..............  42,849,988                      44,049,662
                         ===========                     ===========
Interest spread.........                         3.13%                           3.23%
                                                =====                           =====
Effective yield.........
 Interest income/total
  earning assets........ $40,789,886 $784,258    7.69%   $41,551,297 $824,928    7.94%
 Interest expense/total
  earning assets........  40,789,886  446,094    4.37%    41,551,297  472,642    4.55%
                                     --------   -----                --------   -----
Net interest income/net
 interest margin........             $338,164    3.32%               $352,286    3.39%
                                     ========   =====                ========   =====

  The average balance of loans above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans decreased to $7.3 million for the quarter ended March 31, 1997 compared with $8.9 million for the quarter ended March 31, 1996.

                                              SIX MONTHS ENDED JUNE 30,
                         -------------------------------------------------------------------
                                       1997                              1996
                         --------------------------------- ---------------------------------
                           AVERAGE               AVERAGE     AVERAGE               AVERAGE
                           BALANCE    INTEREST  YIELD/RATE   BALANCE    INTEREST  YIELD/RATE
                         ----------- ---------- ---------- ----------- ---------- ----------
(DOLLARS IN THOUSANDS)
EARNING ASSETS
Cash equivalents........ $   507,444 $   14,038    5.50%   $   370,663 $   12,061    6.51%
Available-for-sale
 securities.............   1,434,435     43,996    6.13      1,392,845     42,745    6.14
Mortgage-backed
 securities.............   7,408,695    272,534    7.36      9,373,090    338,633    7.23
                         ----------- ----------   -----    ----------- ----------   -----
   Total securities.....   9,350,574    330,568    7.07     11,136,598    393,439    7.07
Loans
 Loans held in
  portfolio.............  29,065,660  1,047,162    7.21     27,562,971  1,026,557    7.45
 Loans held-for-sale....     151,138      5,079    6.37        485,860     19,306    7.95
 Consumer Finance.......   2,168,122    182,522   16.98      2,090,098    184,901   17.69
 Other..................     263,606     12,138    9.29        193,601      7,667    7.92
                         ----------- ----------   -----    ----------- ----------   -----
   Total loans..........  31,648,526  1,246,901    7.89     30,332,530  1,238,431    8.17
                         ----------- ----------   -----    ----------- ----------   -----
   Total earning assets.  40,999,100  1,577,469    7.70     41,469,128  1,631,870    7.87
Other assets............   2,081,881                         2,369,426
                         -----------                       -----------
   Total assets.........  43,080,981                        43,838,554
                         ===========                       ===========
INTEREST BEARING
 LIABILITIES
Deposits
 Checking accounts......   4,255,697     13,077    0.62      4,453,180     16,834    0.76
 Savings and money
  market accounts.......   7,138,453    117,049    3.31      6,526,837     97,228    2.98
 Time certificates......  16,564,268    433,917    5.28     17,671,537    472,462    5.35
 Wholesale accounts.....     204,902        368    0.36        428,142      6,934    3.24
                         ----------- ----------   -----    ----------- ----------   -----
   Total deposits.......  28,163,320    564,411    4.04     29,079,696    593,458    4.08
Borrowings
 Federal funds purchased
  and commercial paper..   1,298,209     35,725    5.47      1,109,280     30,631    5.52
 Securities sold under
  agreements to
  repurchase............   4,476,060    124,281    5.52      5,942,515    161,410    5.43
 Advances from FHLB.....   2,683,264     75,317    5.58      1,424,683     37,687    5.29
 Guaranteed preferred
  beneficial interest in
  Company subordinated
  notes.................     358,065     14,656    8.19        100,000      4,125    8.25
 Other borrowings.......   2,368,756     98,282    8.30      2,318,498    100,325    8.65
                         ----------- ----------   -----    ----------- ----------   -----
   Total borrowings.....  11,184,354    348,261    6.20     10,894,976    334,178    6.13
                         ----------- ----------   -----    ----------- ----------   -----
   Total interest
    bearing liabilities.  39,347,674    912,672    4.65     39,974,672    927,636    4.64
Other liabilities.......   1,075,822                         1,050,170
Stockholders' equity....   2,657,485                         2,813,712
                         -----------                       -----------
   Total liabilities and
    equity..............  43,080,981                        43,838,554
                         ===========                       ===========
Interest spread.........                           3.05%                             3.23%
                                                  =====                             =====
Effective yield
 Interest income/total
  earning assets........ $40,999,100 $1,577,469    7.70%   $41,469,128 $1,631,870    7.87%
 Interest expense/total
  earning assets........  40,999,100    912,672    4.47%    41,469,128    927,636    4.47%
                                     ----------   -----                ----------   -----
Net interest income/net
 interest margin........             $  664,797    3.23%               $  704,234    3.40%
                                     ==========   =====                ==========   =====

  The average balance of loans above includes nonaccrual loans and therefore the interest income and average rate, as presented, are affected by the loss of interest on such loans. Interest foregone on nonaccrual loans decreased to $12.8 million for the six months ended June 30, 1997 compared with $16.7 million for the six months ended June 30, 1996.

  The following table shows the components of the change in net interest income for the quarters ended June 30, 1997, 1996 and 1995, March 31, 1997 and 1996 and the six months ended June 30, 1997, 1996 and 1995.

                                                               THREE MONTHS ENDED
                         THREE MONTHS ENDED JUNE 30,               MARCH 31,      SIX MONTHS ENDED JUNE 30,
                         --------------------------------      ------------------ -------------------------
                         1997 VS 1996       1996 VS 1995          1997 VS 1996    1997 VS 1996 1996 VS 1995
                         -------------      -------------      ------------------ ------------ ------------
(DOLLARS IN MILLIONS)
Cash equivalents
  Rate(1)...............     $          (1)     $          --         $ (1)           $ (2)        $ 1
  Volume(2).............                 1                  1            4               4          (1)
  Rate/Volume(3)........                --                 --           (1)             (1)         --
                             -------------      -------------         ----            ----         ---
                                        --                  1            2               1          --
                             -------------      -------------         ----            ----         ---
Available-for-sale
 securities
  Rate(1)...............                (1)                 2            1              --           1
  Volume(2).............                 1                  4            1               1           9
  Rate/Volume(3)........                --                  1           --              --          --
                             -------------      -------------         ----            ----         ---
                                        --                  7            2               1          10
                             -------------      -------------         ----            ----         ---
Mortgage-backed
 securities
  Rate(1)...............                 3                  3            1               6          13
  Volume(2).............               (33)               (33)         (36)            (71)        (40)
  Rate/Volume(3)........                (1)                (1)          --              (1)         (2)
                             -------------      -------------         ----            ----         ---
                                       (31)               (31)         (35)            (66)        (29)
                             -------------      -------------         ----            ----         ---
Real estate loans
  Rate(1)...............               (13)                 4          (20)            (33)         36
  Volume(2).............                34                 16           22              57          38
  Rate/Volume(3)........                (1)                --           (1)             (2)          2
                             -------------      -------------         ----            ----         ---
                                        20                 20            1              22          76
                             -------------      -------------         ----            ----         ---
Consumer Finance
  Rate(1)...............                (3)                (3)          (6)             (8)         (3)
  Volume(2).............                 4                  4            3               7           9
  Rate/Volume(3)........                --                 --           --              --          --
                             -------------      -------------         ----            ----         ---
                                         1                  1           (3)             (1)          6
                             -------------      -------------         ----            ----         ---
Other loans
  Rate(1)...............                 2                 --           (2)             --           1
  Volume(2).............                (5)                 1           (6)            (11)          3
  Rate/Volume(3)........                (1)                --            1              --          --
                             -------------      -------------         ----            ----         ---
                                        (4)                 1           (7)            (11)          4
                             -------------      -------------         ----            ----         ---
Total interest earning
 assets
  Rate..................               (13)                 6          (27)            (37)         49
  Volume................                 2                 (7)         (12)            (13)         18
  Rate/Volume...........                (3)                --           (1)             (4)         --
                             -------------      -------------         ----            ----         ---
                                       (14)                (1)         (40)            (54)         67
                             -------------      -------------         ----            ----         ---
Deposits
  Rate(1)...............                 4                (14)         (13)             (9)          3
  Volume(2).............               (12)                (3)         (13)            (25)          4
  Rate/Volume(3)........                 2                 --            3               5          --
                             -------------      -------------         ----            ----         ---
                                        (6)               (17)         (23)            (29)          7
                             -------------      -------------         ----            ----         ---
Borrowings
  Rate(1)...............                 2                (16)          (7)             (4)        (26)
  Volume(2).............                16                (33)           6              22         (39)
  Rate/Volume(3)........                (1)                24           (2)             (4)         39
                             -------------      -------------         ----            ----         ---
                                        17                (25)          (3)             14         (26)
                             -------------      -------------         ----            ----         ---
Total interest bearing
 liabilities
  Rate..................                 6                (30)         (20)            (13)        (23)
  Volume................                 4                (36)          (7)             (3)        (35)
  Rate/Volume...........                 1                 24            1               1          39
                             -------------      -------------         ----            ----         ---
                                        11                (42)         (26)            (15)        (19)
                             -------------      -------------         ----            ----         ---
Change in net interest
 income.................     $         (25)     $          41         $(14)           $(39)        $86
                             =============      =============         ====            ====         ===

-------
(1) The rate variance reflects the change in the average rate multiplied by the average balance outstanding during the prior period.
(2) The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.
(3) The rate/volume variance reflects the change in the average rate multiplied by the change in the average balance outstanding.
(4) Nonaccrual loans are included in their respective loan categories. Amortized net deferred loan fees are included in the interest income calculations. The amortization of net deferred loan fees was $3 million, $6.1 million and $9.3 million for the three months ended June 30, 1997, June 30, 1996 and June 30 1995, respectively, $4 million and $6.1 million for the three months ended March 31, 1997, and March 31, 1996, respectively, and $7 million, $12.1 million and $20.1 million for the six months ended June 30, 1997, June 30, 1996 and June 30, 1995, respectively.

OTHER INCOME

  Other income was as follows:

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                               ---------------------------  ------------------
                                          MARCH     JUNE
                               JUNE 30,    31,       30,    JUNE 30,  JUNE 30,
                                 1997      1997     1996      1997      1996
                               --------  --------  -------  --------  --------
(DOLLARS IN THOUSANDS)
Depositor fees
  NSF and overdraft
   protection................. $ 26,905  $ 27,686  $16,894  $ 54,591  $ 32,228
  Service charges-checking
   accounts...................   14,806    11,079    8,807    25,885    17,814
  ATM transaction fees........    7,043     7,808    6,851    14,851    13,887
  Other banking fees..........    9,907     7,460   10,451    17,367    20,738
                               --------  --------  -------  --------  --------
    Total depositor fees......   58,661    54,033   43,003   112,694    84,667
Securities and insurance
 commissions
  Securities..................   23,731    23,523   20,521    47,254    38,657
  Insurance...................   12,445    11,512   12,342    23,957    23,850
                               --------  --------  -------  --------  --------
    Total securities and
     insurance commissions....   36,176    35,035   32,863    71,211    62,507
Loan servicing fees...........   10,964    12,317   11,386    23,281    22,839
Other service fees............    7,200     7,989    6,827    15,189    13,287
Other operating income
  Income/(loss) on affordable
   housing investment.........      542      (605)    (822)      (63)   (1,787)
  Real estate held for
   investment income..........    3,448     1,999    3,065     5,447     3,471
  Other.......................    1,825     1,128    1,096     2,953     1,842
                               --------  --------  -------  --------  --------
    Total other operating
     income...................    5,815     2,522    3,339     8,337     3,526
Gain on sale of loans
  Net gain on sale of
   mortgages..................    1,559     1,742    2,006     3,301     4,904
  Net gain on sale of student
   loans......................       71       669      275       740       384
                               --------  --------  -------  --------  --------
    Total gain on sale of
     loans....................    1,630     2,411    2,281     4,041     5,288
Gain/(loss) on sale of other
 assets
  Net gain on sale of
   available-for-sale
   securities.................       41        --       --        41        --
  Gain on sale of bank
   premises and equipment.....      552     6,931      220     7,483        15
  Loss on sale of mortgage-
   backed securities..........       (5)      (10)  (1,395)      (15)   (1,961)
  Write-downs of mortgage-
   backed securities..........   (4,500)   (4,200)  (6,734)   (8,700)  (12,813)
  (Loss)/gain on sale of
   leases.....................       (5)      716      106       711       645
                               --------  --------  -------  --------  --------
    Total gain/(loss) on sale
     of other assets..........   (3,917)    3,437   (7,803)     (480)  (14,114)
                               --------  --------  -------  --------  --------
      Total other income...... $116,529  $117,744  $91,896  $234,273  $178,000
                               ========  ========  =======  ========  ========

  Depositor fee income increased to $58.7 million in the three months ended June 30, 1997 from $43 million in the three months ended June 30, 1996, an increase of 36.4%. The increase was due to a $10 million increase in NSF and overdraft protection and due to expanded use of fee-based products and more active management of fee collection. For the six months ended June 30, 1997, depositor fee income increased $28 million from the six months ended June 30, 1996, an increase of 33.1%.

  Income from securities operations was $23.7 million during the second quarter of 1997 compared to $20.5 million in the second quarter of 1996 and $23.5 million in the first quarter of 1997. The $3.2 million increase from the second quarter of 1996 was due to increased sales volume in non-proprietary annuities and mutual funds, offset by lower underwriter fee income due to the sale of Sierra's front-end mutual fund and variable annuity products. The Company managed mutual funds with assets aggregating $3.1 billion at June 30, 1997 compared with $3.4 billion at June 30, 1996.

  Loan servicing fees totaled $11 million for the three months ended June 30, 1997 compared with $11.4 million for the three months ended June 30, 1996. At June 30, 1997, the servicing spread was 36 basis points on the $11.7 billion average servicing portfolio compared with a servicing spread of 43 basis points on an $11.1 billion average servicing portfolio at June 30, 1996. As a result of the implementation of SFAS 125 during the first quarter of 1997, the Company identified and recorded impairment on the mortgage servicing asset and liability in the amount of $28,000 and $1.1 million, respectively. During the second quarter of 1997, the Company identified and recorded a $12,000 adjustment to impairment on the mortgage servicing asset. No impairment was identified or recorded on the mortgage servicing liability in the second quarter of 1997.

  Other service fees were $7.2 million in the first three months of 1997 compared with $6.8 million for the same period of 1996 and $8 million in the first quarter of 1997. Loan prepayment fees included in other service fees were $1.1 million in the second quarter of this year compared with $649,000 in the second quarter of 1996 and $777,000 in the first quarter of 1997.

  Gain on sale of bank premises and equipment was $552,000 in the second quarter of 1997, $220,000 in the second quarter of 1996 and $6.9 million in the first quarter of 1997. The gain during the first quarter of 1997 included a $4.2 million gain on sale of corporate property and a $2.7 million gain on sale of equipment.

  During 1996, the Company changed its methodology to record losses on loans underlying mortgage-backed securities as a write-down on the security rather than as a charge against the reserve for loan losses. On May 9, 1997, the Company amended its 1996 Form 10-K to reflect the reclassification of these prior period charge-offs against the reserve to write-downs on the mortgage-backed securities. For the second quarter of 1997, $4.5 million was recorded to reflect impairment in the mortgage-backed securities portfolio, $6.7 million in the second quarter of 1996 and $4.2 million in the first quarter of 1997.

  During the fourth quarter of 1996, the Company sold its student loan business to Crestar Bank for $386.6 million. The Company sold a portfolio of $356.6 million of loans and, after expenses and costs, realized a gain of $22.5 million on the sale. At December 31, 1996, there was a balance of student loans remaining of $21.5 million. These loans have been aggressively marketed for sale, and as of June 30, 1997 the remaining balance in this portfolio was $170,000.

  Gain (loss) on sales of mortgages and mortgage-backed available-for-sale securities were comprised of:

                                         FOR THE THREE MONTHS ENDED
                               ------------------------------------------------
                               JUNE 30, 1997  MARCH 31, 1997    JUNE 30, 1996
                               -------------  --------------  -----------------
                               MORTGAGES MBS  MORTGAGES MBS   MORTGAGES   MBS
                               --------- ---  --------- ----  --------- -------
   (DOLLARS IN THOUSANDS)
   Mortgage servicing spread.   $ 6,919  $--   $ 4,800  $ --   $ 2,397  $    --
   Premiums (discounts), net.    (7,642)  (5)   (2,942)  (10)   (3,105)  (1,395)
   Deferred loan fees........      (260)  --       (57)   --     2,066       --
   Gain on servicing.........     1,758   --     1,082    --       569       --
   Adjust to lower of cost or
    market...................     1,313   --    (1,156)   --       154       --
   Net hedging gain (loss)...      (280)  --       125    --        --       --
   Miscellaneous fees........      (249)  --      (110)   --       (75)      --
                                -------  ---   -------  ----   -------  -------
                                $ 1,559  $(5)  $ 1,742  $(10)  $ 2,006  $(1,395)
                                =======  ===   =======  ====   =======  =======

                                                FOR THE SIX MONTHS ENDED
                                            ----------------------------------
                                            JUNE 30, 1997      JUNE 30, 1996
                                            ---------------  -----------------
                                            MORTGAGES  MBS   MORTGAGES   MBS
                                            ---------  ----  --------- -------
   (DOLLARS IN THOUSANDS)
   Mortgage servicing spread............... $ 11,719   $ --   $ 5,345  $    --
   Premiums (discounts), net...............  (10,584)   (15)   (4,696)  (1,395)
   Deferred loan fees......................     (317)    --     4,207       --
   Gain on servicing.......................    2,840     --     1,001       --
   Adjust to lower of cost or market.......      157     --      (776)      --
   Net hedging gain (loss).................     (155)    --        --       --
   Miscellaneous fees......................     (359)    --      (177)      --
   Other...................................       --     --        --     (566)
                                            --------   ----   -------  -------
                                            $  3,301   $(15)  $ 4,904  $(1,961)
                                            ========   ====   =======  =======

  The net gain on sale of mortgages was $1.6 million in the second quarter of 1997, $2 million in the second quarter of 1996 and $1.7 million in the first quarter of 1997. Mortgage sales during the second quarter of 1997, primarily fixed-rate, totaled $676.2 million at a gain of .23% of the portfolio sold, compared to $382.6 million in the second quarter of 1996 at a gain of .52% of the portfolio sold and $419.7 million in the first quarter of 1997 at a gain of .42% of the portfolio sold. The decline in the gain as a percentage of the portfolio sold is due to the prevailing market conditions at the time of the sale. In conjunction with the sales of mortgages, capitalized servicing rights of $6.9 million were recorded in the second quarter of 1997, $2.4 million in the second quarter of 1996, and $4.8 million in the first quarter of 1997.

  Loss on sale of mortgage-backed available-for-sale securities was $5,000 in the second quarter of 1997 compared to a $1.4 million loss in the second quarter of 1996 and a $10,000 loss in the first quarter of 1997. Sales of mortgage-backed securities available-for-sale were $1 million in the second quarter of 1997 compared with $3.7 million in the second quarter of 1996 and $997,000 in the first quarter of 1997.

OTHER EXPENSE

  Other expenses were as follows:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                    -------------------------- -----------------
                                              MARCH
                                    JUNE 30,   31,    JUNE 30, JUNE 30, JUNE 30,
                                      1997     1997     1996     1997     1996
                                    -------- -------- -------- -------- --------
(DOLLARS IN THOUSANDS)
Salaries and employee benefits
  Salaries........................  $ 97,994 $ 99,720 $106,352 $197,714 $208,656
  Taxes, employee benefits and
   other..........................    13,630   18,436   19,040   32,066   41,240
                                    -------- -------- -------- -------- --------
    Total salaries and employee
     benefits.....................   111,624  118,156  125,392  229,780  249,896
Occupancy and equipment
  Premises and occupancy..........    28,550   30,383   30,715   58,933   62,558
  Data processing.................    15,857   17,337   17,768   33,194   35,281
                                    -------- -------- -------- -------- --------
    Total occupancy and equipment.    44,407   47,720   48,483   92,127   97,839
Outside telecommunications and
 data processing services.........    17,100   18,277   20,251   35,377   40,591
Regulatory assessments............     4,525    4,577   16,028    9,102   32,174
Transaction-related expenses......    24,305   33,721       --   58,026       --
Other operating expense
  Operating losses and
   settlements....................     6,441    9,837      652   16,278    7,825
  Professional fees...............     8,453    9,162    8,170   17,615   14,293
  Postage.........................     6,237    6,772    4,628   13,009    9,433
  Advertising and promotion.......    11,819    5,094    9,540   16,913   18,699
  Office supplies.................     3,810    4,306    5,340    8,116    9,693
  Insurance.......................     2,033    2,164    2,273    4,197    4,506
  Real estate held for investment
   expense........................       509      240    1,106      749    1,717
  Other...........................    23,871   26,056   24,866   49,927   48,713
                                    -------- -------- -------- -------- --------
    Total other operating expense.    63,173   63,631   56,575  126,804  114,879
Amortization of goodwill and other
 intangible assets................     8,976    8,975    9,430   17,951   18,859
Real estate owned (REO)
 operations.......................     2,068    5,758    4,548    7,826   10,044
                                    -------- -------- -------- -------- --------
    Total other expense...........  $276,178 $300,815 $280,707 $576,993 $564,282
                                    ======== ======== ======== ======== ========

  Total other expense for the quarter ended June 30, 1997, excluding transaction-related costs of $24.3 million, was $251.9 million. Total other expense for the quarter ended June 30, 1996 was $280.7 million. Total other expense for the quarter ended March 31, 1997, excluding transaction costs of $33.7 million, was $267.1 million.

  The Company's results of operations reflect transaction-related expenses of $24.3 million in the second quarter of 1997 compared to $33.7 million in the first quarter of 1997. These transaction-related expenses include investment banking, legal and consulting fees and additional severance costs related to merger activities.

  The Company employed 12,582 persons at June 30, 1997, a number of which worked part-time. The full-time equivalent of employees at that date was 11,382. The Company employed 12,719 persons and 11,646 full-time equivalents at March 31, 1997 and 13,971 persons and 12,825 full-time equivalents at June 30, 1996.

  Salaries and employee benefits decreased $13.8 million from $125.4 million in the second quarter of 1996 to $111.6 million in the second quarter of 1997. The decrease was the result of the realization of the benefits of the comprehensive program to reengineer the Company's mortgage business and other efficiency initiatives.

  Regulatory assessments were $4.5 million in the second quarter of 1997 compared with $16 million in the second quarter of 1996 and $4.6 million in the first quarter of 1997. The reduction of $11.5 million from the second quarter of 1996 was due to the enactment of the Deposit Insurance Funds Act of 1996.

  Operating losses and settlements were $6.4 million for the second quarter of 1997 compared to $652,000 in the second quarter of 1996 and $9.8 million for the first quarter of 1997. The increase from the second quarter of 1996 was primarily due to a $7.4 million recovery for fraudulently over-billed marketing costs recorded in the second quarter of 1996.

  The Company implemented a corporate wide restructure plan in 1996 to improve competitive position, accelerate expense reduction and enhance future revenue growth by streamlining operations, making efficient use of premises and modernizing the systems platform.

  Due to merger activities with Washington Mutual, Inc., some of the Company's planned restructure activities have been suspended. Consolidation of campus premises originally planned for June 1997 has been temporarily suspended, as well as $3 million related to the standardization of the Company's distributed systems platform. Reserves related to these activities have not been reversed.

  During the quarter ended June 30, 1997, approximately 100 additional employee separations have occurred. Severance benefits of $2.7 million were applied against the restructure liability. As of June 30, 1997, approximately 661 employees are receiving or will be eligible to receive $15.5 million in severance benefits.

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

  The amount written off against the restructure liability representing premises was $4.5 million in the second quarter of 1997. This was due to the consolidation of the Company's corporate headquarters and loan origination and processing network. To date, seven regional processing centers, 102 district sales offices and one building at the corporate headquarters have been vacated.

  Following is an analysis of restructure reserve activity during the quarters ended June 30, 1997 and March 31, 1997:

                              BALANCE                        BALANCE           BALANCE
                            DECEMBER 31,          CHANGE IN MARCH 31,          JUNE 30,
                                1996     ACTIVITY  CONTROL    1997    ACTIVITY   1997
                            ------------ -------- --------- --------- -------- --------
   (DOLLARS IN MILLIONS)
   Severance...............    $14.2      $(3.0)    $7.0      $18.2    $(2.7)   $15.5
   Premises................     29.5       (2.7)      --       26.8     (4.5)    22.3
   Equipment...............      3.4        (.1)      --        3.3      (.1)     3.2
                               -----      -----     ----      -----    -----    -----
     Total.................    $47.1      $(5.8)    $7.0      $48.3    $(7.3)   $41.0
                               =====      =====     ====      =====    =====    =====

  The company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors, potentially arising from calculations using the Year 2000 date, are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. At this time, the Company has not yet determined the cost which will be expensed as incurred of evaluating its computer software or databases or of making any modifications required to correct any "Year 2000" problems.

INCOME TAX

  The Company's effective tax rate increased 4.18% from 39.62% in the second quarter of 1996 to 43.80% in the second quarter of 1997. This increase was primarily due to the nondeductibility of certain merger related transaction costs.

  Under provisions of the Small Business Job Protection Act of 1996, Great Western Bank, ("GWB" or "the Bank"), lost the use of the bad debt reserve method beginning in 1996. Since the reserve balance at June 30, 1997 of $724.5 million arose prior to 1988, it is not currently subject to federal income tax and would not be if GWB were to convert to a commercial bank or otherwise lose its tax status as a qualified thrift institution. However, it will be subject to such tax upon certain occurrences (including its distribution to shareholders), none of which are currently contemplated. Consequently, in accordance with Financial Accounting Standard No. 109 "Accounting for Income Taxes," a federal deferred tax liability of $253.6 million has not been recognized for the temporary differences relating to the tax bad debt reserve of GWB.

                            BALANCE SHEET ANALYSIS

EARNING ASSETS

  Average earning assets increased $526.4 million during the second quarter of 1997 compared with a decrease of $33.4 million from the second quarter of 1996.

 Available-for-sale Securities

  Available-for-sale securities are carried at fair value. Marketable securities available-for-sale at June 30, 1997 had both an amortized cost and a fair value of $1.6 billion. There were no significant gains realized during the quarters ended June 30, 1997, June 30, 1996 and March 31, 1997 and during the six months ended June 30, 1997 and 1996. In determining which security to invest in, the Company considers among other factors, relative rates, liquidity and credit quality. At June 30, 1997, June 30, 1996 and March 31, 1997 there were no investment securities issued by a single issuer (excluding the U.S. Government and its agencies) that exceeded 10% of stockholders' equity.

  The unrealized net gains (losses) on available-for-sale securities, net of income taxes (valuation reserve for available-for-sale securities), included as a component of stockholders' equity, were as follows:

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                  --------------------------  -----------------
                                   JUNE               JUNE               JUNE
                                    30,    MARCH 31,   30,    JUNE 30,    30,
                                   1997      1997     1996      1997     1996
                                  -------  --------- -------  --------  -------
(DOLLARS IN THOUSANDS)
Balance at beginning of period... $(1,188)  $ 2,023  $ 2,749  $ 2,023   $ 4,952
Change in unrealized net gains
 (losses), net of taxes..........   1,808    (3,211)  (4,203)  (1,403)   (6,406)
                                  -------   -------  -------  -------   -------
Balance at end of period......... $   620   $(1,188) $(1,454) $   620   $(1,454)
                                  =======   =======  =======  =======   =======

 Mortgage-Backed Securities

  Mortgage-backed securities consist largely of single-family residential loans swapped for mortgage-backed securities in 1994 and 1995 to provide collateral for borrowings. Underlying these securities are loans that were originated by Great Western Bank. Mortgage-backed securities totaled $7.3 billion at June 30, 1997, compared with $8.9 billion at June 30, 1996 and $7.5 billion at March 31, 1997. Because the Company retained the credit risk on the loans underlying these securities, delinquent loans totaling $31 million for the quarter ended June 30, 1997, $33.3 million for the quarter ended June 30, 1996 and $40.4 million for the quarter ended March 31, 1997 were repurchased.

  A summary of the Company's mortgage-backed securities portfolio follows:

                                                JUNE 30,  MARCH 31,   JUNE 30,
                                                  1997       1997       1996
                                               ---------- ---------- ----------
                                               AMOUNT  %  AMOUNT  %  AMOUNT  %
                                               ------ --- ------ --- ------ ---
(DOLLARS IN MILLIONS)
Adjustable Rate
  COFI........................................ $5,498  76 $5,666  75 $6,828  77
  FCOFI.......................................  1,244  17  1,281  17  1,439  16
  Other.......................................    238   3    251   3    287   3
                                               ------ --- ------ --- ------ ---
    Total adjustable rate mortgage-backed se-
     curities.................................  6,980  96  7,198  95  8,554  96
Fixed-rate
  Long-term...................................    178   2    197   3    305   3
  Short-term..................................    138   2    141   2     71   1
                                               ------ --- ------ --- ------ ---
    Total fixed rate mortgage-backed
     securities...............................    316   4    338   5    376   4
                                               ------ --- ------ --- ------ ---
    Total mortgage-backed securities.......... $7,296 100 $7,536 100 $8,930 100
                                               ====== === ====== === ====== ===

  At June 30, 1997, approximately 76% of mortgage-backed securities in the portfolio were indexed to the Cost of Funds Index for financial institutions comprising the 11th District Federal Home Loan Bank of San Francisco ("FHLB") Cost of Funds Index ("COFI"). The Company has also swapped products which are indexed to the Federal Cost of Funds Index ("FCOFI"). The FCOFI is a combination of the average interest rate on the combined marketable Treasury bills and the average interest rate on the combined marketable Treasury notes. At June 30, 1997, adjustable rate mortgage-backed securities comprised 96% of the mortgage-backed securities portfolio compared with 96% in the comparable period in 1996 and 95% at March 31, 1997.

  Mortgage-backed securities available-for-sale are carried at fair value. At June 30, 1997, mortgage-backed securities available-for-sale of $5.8 billion included $146.6 million of fixed-rate securities and $5.6 billion of adjustable rate securities.

  The contractual maturities of all mortgage-backed securities as of June 30, 1997 follow:

                                                    MORTGAGE-BACKED SECURITIES
                                                   ----------------------------
                                                   ADJUSTABLE
                                                      RATE    FIXED RATE TOTAL
                                                   ---------- ---------- ------
     (DOLLARS IN MILLIONS)
     One year or less.............................   $  102      $ 82    $  184
     Over one to two years........................      108        46       154
     Over two to three years......................      115        40       155
     Over three to five years.....................      247        43       290
     Over five to ten years.......................      740        71       811
     Over ten to fifteen years....................      991        26     1,017
     Over fifteen years...........................    4,677         8     4,685
                                                     ------      ----    ------
                                                     $6,980      $316    $7,296
                                                     ======      ====    ======

  The Company securitized and sold $1 million of mortgage-backed securities in both the first and second quarter of 1997.

  The unrealized net gains on mortgage-backed securities, net of income taxes (valuation reserve for available-for-sale securities), included as a component of stockholders' equity, were as follows:

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                 ---------------------------  ------------------
                                  JUNE
                                   30,   MARCH 31,  JUNE 30,  JUNE 30,  JUNE 30,
                                  1997     1997       1996      1997      1996
                                 ------- ---------  --------  --------  --------
(DOLLARS IN THOUSANDS)
Balance at beginning of period.  $42,984 $ 74,936   $ 73,040  $ 74,936  $103,481
Change in unrealized net gains,
 net of taxes..................    9,342  (31,952)   (26,293)  (22,610)  (56,734)
                                 ------- --------   --------  --------  --------
Balance at end of period.......  $52,326 $ 42,984   $ 46,747  $ 52,326  $ 46,747
                                 ======= ========   ========  ========  ========

 Loans

  The composition of real estate, Consumer Finance and other loans at June 30, 1997, March 31, 1997 and June 30, 1996 are as follows:

                                                        JUNE              JUNE
                                                         30,   MARCH 31,   30,
                                                        1997     1997     1996
                                                       ------- --------- -------
     (DOLLARS IN MILLIONS)
     Real estate...................................... $30,262  $29,172  $27,838
     Consumer Finance.................................   2,173    2,153    2,082
     Other loans......................................     357      248      552
                                                       -------  -------  -------
                                                       $32,792  $31,573  $30,472
                                                       =======  =======  =======

                                           JUNE 30,     MARCH 31,    JUNE 30,
                                             1997         1997         1996
                                          ------------ ------------ ------------
                                          AMOUNT    %  AMOUNT    %  AMOUNT    %
                                          -------  --- -------  --- -------  ---
   (DOLLARS IN MILLIONS)
   Real Estate
     Single-family....................... $27,744   91 $26,600   91 $24,987   90
     Apartments..........................   1,424    5   1,447    5   1,554    5
     Commercial properties...............   1,094    4   1,125    4   1,297    5
                                          -------  --- -------  --- -------  ---
       Total real estate loans...........  30,262  100  29,172  100  27,838  100
                                          -------  --- -------  --- -------  ---
   Consumer Finance
     Real estate secured loans...........     935   43     902   42     823   39
     Installment loans...................     904   42     909   42     909   44
     Retail installment contracts........     334   15     342   16     350   17
                                          -------  --- -------  --- -------  ---
       Total Consumer Finance loans......   2,173  100   2,153  100   2,082  100
                                          -------  --- -------  --- -------  ---
   Other Loans
     Lease financing.....................      68   19      69   28      72   13
     Checking overdraft..................      66   19      65   26      48    9
     Savings account.....................      41   11      48   19      59   11
     Small business loans................      46   13      29   12      --   --
     Home equity.........................     118   33      19    8      --   --
     Mobile home loans...................      13    4      13    5      16    3
     Student loans.......................      --   --       2    1     356   64
     Other...............................       5    1       3    1       1    *
                                          -------  --- -------  --- -------  ---
       Total other loans.................     357  100     248  100     552  100
                                          -------  --- -------  --- -------  ---
       Total loans.......................  32,792       31,573       30,472
                                          -------      -------      -------
     Reserve for loan losses.............    (316)        (321)        (330)
     Unearned income and other...........     (33)         (43)         (80)
     Loans in process....................       5            2           --
                                          -------      -------      -------
       Total.............................    (344)        (362)        (410)
                                          -------      -------      -------
       Net loans receivable.............. $32,448      $31,211      $30,062
                                          =======      =======      =======

--------
* Less than one percent

  A summary of the Company's real estate loan portfolio by product type follows:

                                              JUNE 30,    MARCH 31,   JUNE 30,
                                                1997        1997        1996
                                             ----------- ----------- -----------
                                             AMOUNT   %  AMOUNT   %  AMOUNT   %
                                             ------- --- ------- --- ------- ---
   (DOLLARS IN MILLIONS)
   Real Estate
     ARM
       COFI................................. $21,233  70 $20,706  71 $20,566  74
       FCOFI................................   1,856   6   1,942   7   2,229   8
       LAMA.................................   4,177  14   3,744  13   2,513   9
       Other................................   2,160   7   1,877   6   1,619   6
                                             ------- --- ------- --- ------- ---
         Total ARM loans....................  29,426  97  28,269  97  26,927  97
     Fixed-rate
       Long-term............................     421   2     486   2     461   2
       Short-term...........................     415   1     417   1     450   1
                                             ------- --- ------- --- ------- ---
         Total fixed-rate loans.............     836   3     903   3     911   3
                                             ------- --- ------- --- ------- ---
         Total real estate loans............ $30,262 100 $29,172 100 $27,838 100
                                             ======= === ======= === ======= ===
   Number of real estate loans.............. 328,552     328,076     330,291

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

  The ARM for single-family residential properties is the primary lending product held for investment. ARMs comprised 97% of the real estate loan portfolio at June 30, 1997, June 30, 1996 and March 31, 1997. At June 30, 1997, approximately 70% of real estate loans in the portfolio were indexed to COFI. The Company also originates ARM products which are indexed to one-year Treasury bills, the prime rate and FCOFI.

  Fixed-rate lending tends to increase during periods of relatively low interest rates. Such loans are originated primarily for sale. The Company sells loans forward into the secondary market and purchases short-term hedge contracts for the commitment period to protect against rate fluctuations on its commitments to fund fixed-rate loans originated for sale.

  Real estate loans held-for-sale are valued at the lower of cost or fair value. Real estate loans held-for-sale are primarily fixed-rate loans. Gains from sales of this portfolio totaled $1.6 million for the quarter ended
June 30, 1997, compared to $2 million and $1.7 million, for the quarters ended June 30, 1996 and March 31, 1997, respectively. Included in the gains on real estate loan sales were gains on the sale of servicing rights of $1.8 million for the quarter ended June 30, 1997, and $569,000 and $1.1 million for the quarters ended June 30, 1996 and March 31, 1997, respectively. Unrealized gains on real estate loans held-for-sale totaled $2.7 million at June 30, 1997, compared to $703,000 and $1.5 million at June 30, 1996 and March 31, 1997, respectively.

  Commercial real estate loans continued to decrease as a result of the Company's decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties, or to refinance existing loans in the normal course of business.

  The composition of the loans held-for-sale portfolio at June 30, 1997, March 31, 1997 and June 30, 1996 follows:

                                                     JUNE 30, MARCH 31, JUNE 30,
                                                       1997     1997      1996
                                                     -------- --------- --------
     (DOLLARS IN MILLIONS)
     Loans held-for-sale
       Real estate loans............................   $156     $210      $ 53
       Student loans................................     --        2       356
                                                       ----     ----      ----
         Total loans held-for-sale..................   $156     $212      $409
                                                       ====     ====      ====

  The contractual maturities of loans as of June 30, 1997 follow:

                                     REAL ESTATE
                                        LOANS
                                    -------------
                                            FIXED         CONSUMER        TOTAL
                                      ARM   RATE   TOTAL  FINANCE  OTHER  LOANS
                                    ------- ----- ------- -------- ----- -------
   (DOLLARS IN MILLIONS)
   One year or less................ $   421 $ 39  $   460  $  719  $221  $ 1,400
   Over one to two years...........     684   36      720     584    11    1,315
   Over two to three years.........     741   52      793     416     5    1,214
   Over three to five years........   1,135  144    1,279     164    20    1,463
   Over five to ten years..........   3,723  252    3,975     198    15    4,188
   Over ten to fifteen years.......   4,998   95    5,093      91    78    5,262
   Over fifteen years..............  17,724  218   17,942       1     7   17,950
                                    ------- ----  -------  ------  ----  -------
     Total......................... $29,426 $836  $30,262  $2,173  $357  $32,792
                                    ======= ====  =======  ======  ====  =======

  The following table summarizes the Company's loan volume with real estate loan volume composition by security type, purpose and loan type for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996:

                                             JUNE 30,   MARCH 31,    JUNE 30,
                                               1997        1997        1996
                                            ----------- ----------- -----------
                                            AMOUNT   %  AMOUNT   %  AMOUNT   %
                                            ------  --- ------  --- ------  ---
(DOLLARS IN MILLIONS)
LOAN VOLUME
Real estate................................ $2,781   79 $1,665   75 $1,589   73
Consumer Finance...........................    513   15    464   21    510   24
Other loans................................    199    6     91    4     70    3
                                            ------  --- ------  --- ------  ---
  Total new loan volume.................... $3,493  100 $2,220  100 $2,169  100
                                            ======  === ======  === ======  ===
REAL ESTATE LOAN VOLUME
Security Type
Single-family.............................. $2,766  100 $1,658  100 $1,559   98
Apartments.................................      8    *      5    *     26    2
Commercial properties......................      7    *      2    *      4    *
                                            ------  --- ------  --- ------  ---
  Total real estate by security type....... $2,781  100 $1,665  100 $1,589  100
                                            ======  === ======  === ======  ===
Purpose
Purchase of property....................... $1,443   52 $  804   48 $  899   57
Refinance..................................  1,338   48    861   52    690   43
                                            ------  --- ------  --- ------  ---
  Total real estate by purpose............. $2,781  100 $1,665  100 $1,589  100
                                            ======  === ======  === ======  ===
Loan Type
Long-term--essentially 30-40 years
 ARM....................................... $2,098   76 $1,079   65 $1,216   77
 Fixed.....................................    452   16    382   23    223   14
Short-term--essentially 15 years or less
 ARM.......................................     30    1     30    2     38    2
 Fixed.....................................    201    7    174   10    112    7
                                            ------  --- ------  --- ------  ---
  Total real estate by loan type........... $2,781  100 $1,665  100 $1,589  100
                                            ======  === ======  === ======  ===
Average new loan rate......................   6.23%       6.46%       6.86%
Average ARM differential on new ARMs.......   2.65%       2.66%       2.68%
Average ARM differential on total ARM
portfolio..................................   2.54%       2.54%       2.51%

--------
* Less than one percent

  For the second quarter of 1997, third party originations were $1.6 billion or 57.5% of new real estate loans, compared with $530.9 million or 33.4% and $843.1 million or 50.6% for the quarters ended June 30, 1996 and March 31, 1997, respectively.

  The California real estate market has shown signs of continued improvement. There appear to be regional differences in economic performance within California and among property types which are attributable to differing recovery rates for the wide range of economic activities within California.

  On a regional basis, the economic factors affecting the single-family market appear to be somewhat more favorable in Northern California than in Southern California. In particular, the median metropolitan area sales price of existing single-family homes in the San Jose area increased from the first quarter of 1996 to the first quarter of 1997 by approximately 9%. During the same period, the median sales price for the Los Angeles area declined 3% while the median sales price for the San Diego area increased by 2%.

  The Company repurchases delinquent loans which were sold with recourse. Repurchased loans totaled $7.8 million in the three months ended June 30, 1997 compared with $9 million and $8.4 million in the three months ended June 30, 1996 and March 31, 1997, respectively. The balance of loans sold with recourse totaled $1.1 billion at June 30, 1997 and $1.3 billion and $1.2 billion at June 30, 1996 and March 31, 1997, respectively.

  The geographic distribution of the real estate loan portfolio and nonaccrual and restructured loans at June 30, 1997 follows:

                                                                              CONNECTICUT
                                                                             MASSACHUSETTS
                                 CALIFORNIA              FLORIDA                NEW YORK
                           ---------------------- ---------------------- ----------------------
                                     RESTRUCTURED           RESTRUCTURED           RESTRUCTURED
                                         AND                    AND                    AND
                           PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL
                           --------- ------------ --------- ------------ --------- ------------
(DOLLARS IN MILLIONS)
Real estate loans
  Single-family
   residential..........    $16,343      $240      $1,986       $20       $2,070       $16
  Apartments............      1,219        18          53        --           --        --
  Commercial
    Offices.............        322         6          13        --           --        --
    Industrial..........        215         3           7        --           --        --
    Retail..............        173         1          11         1           --        --
    Hotel/motel.........         85        12           5        --           --        --
    Other...............        110         2          10         1           --        --
                            -------      ----      ------       ---       ------       ---
      Total.............    $18,467      $282      $2,085       $22       $2,070       $16
                            =======      ====      ======       ===       ======       ===
Percent of total loans..       61.0%                  6.9%                   6.9%
Nonaccrual and
 restructured as a % of
 total by state.........                  1.5%                  1.1%                   0.8%

                                 OREGON
                               WASHINGTON               OTHER                  TOTAL
                         ---------------------- ---------------------- ----------------------
                                   RESTRUCTURED           RESTRUCTURED           RESTRUCTURED
                                       AND                    AND                    AND
                         PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL
                         --------- ------------ --------- ------------ --------- ------------
(DOLLARS IN MILLIONS)
Real estate loans
  Single-family
   residential..........  $1,676       $ 9       $5,669       $32       $27,744      $317
  Apartments............       6         1          146         6         1,424        25
  Commercial
    Offices.............      16        --           13        --           364         6
    Industrial..........       1        --           19        --           242         3
    Retail..............       4        --           11        --           199         2
    Hotel/motel.........      --        --           54        --           144        12
    Other...............       3        --           22         1           145         4
                          ------       ---       ------       ---       -------      ----
      Total.............  $1,706       $10       $5,934       $39       $30,262      $369
                          ======       ===       ======       ===       =======      ====
Percent of total loans..     5.6%                  19.6%                    100%
Nonaccrual and
 restructured as a % of
 total by state.........               0.6%                   0.7%                    1.2%

  A comparison of the California real estate loan portfolio and nonaccrual and restructured real estate loans by region as of June 30, 1997 follows:

                                   NORTHERN CALIFORNIA     CENTRAL CALIFORNIA
                                  ---------------------- ----------------------
                                            RESTRUCTURED           RESTRUCTURED
                                                AND                    AND
                                  PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL
                                  --------- ------------ --------- ------------
(DOLLARS IN MILLIONS)
Real estate loans
  Single-family residential......  $4,967       $50       $1,283       $12
  Apartments.....................     147        --          216         6
  Commercial
    Offices......................      68         4           34        --
    Industrial...................      29        --           12         1
    Retail.......................      47         1           19        --
    Hotel/motel..................      12        --           20         2
    Other........................      31        --           18        --
                                   ------       ---       ------       ---
      Total by region............  $5,301       $55       $1,602       $21
                                   ======       ===       ======       ===
Percent of total loans...........    28.7%                   8.7%
Nonaccrual and restructured as a
 % of total by region............               1.0%                   1.3%

                                   SOUTHERN CALIFORNIA         CALIFORNIA
                                  ---------------------- ----------------------
                                            RESTRUCTURED           RESTRUCTURED
                                                AND                    AND
                                  PORTFOLIO  NONACCRUAL  PORTFOLIO  NONACCRUAL
                                  --------- ------------ --------- ------------
(DOLLARS IN MILLIONS)
Real estate loans
  Single-family residential......  $10,093      $178      $16,343      $240
  Apartments.....................      856        12        1,219        18
  Commercial.....................
    Offices......................      220         2          322         6
    Industrial...................      174         2          215         3
    Retail.......................      107        --          173         1
    Hotel/motel..................       53        10           85        12
    Other........................       61         2          110         2
                                   -------      ----      -------      ----
      Total by region............  $11,564      $206      $18,467      $282
                                   =======      ====      =======      ====
Percent of total loans...........     62.6%                   100%
Nonaccrual and restructured as a
 % of total by region............                1.8%                   1.5%

 Nonperforming Assets

  The following table summarizes nonaccrual and restructured loans and real estate:

                                                     JUNE 30, MARCH 31, JUNE 30,
                                                       1997     1997      1996
                                                     -------- --------- --------
(DOLLARS IN MILLIONS)
Nonaccrual loans
  Real estate
    Single-family residential.......................   $316     $352      $424
    Apartments......................................     12       18        11
    Commercial......................................      7        7        10
                                                       ----     ----      ----
      Total nonaccrual real estate loans............    335      377       445
  Consumer Finance..................................     45       45        27
  Other.............................................      1        2         1
                                                       ----     ----      ----
    Total nonaccrual loans..........................    381      424       473
Restructured loans
    Single-family residential.......................      1        1        19
    Apartments......................................     13       15        32
    Commercial......................................     20       31        62
                                                       ----     ----      ----
      Total restructured loans......................     34       47       113
                                                       ----     ----      ----
Nonaccrual and restructured loans...................    415      471       586
As a percentage of total loans......................   1.28%    1.51%     1.95%
Nonperforming real estate...........................     88       77       184
                                                       ----     ----      ----
Total nonperforming assets..........................   $503     $548      $770
                                                       ====     ====      ====
As a percentage of total assets.....................   1.15%    1.28%     1.76%

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

  Nonaccrual real estate loans were $335 million at June 30, 1997, a decrease of $110 million from $445 million at June 30, 1996 and a decrease of $42 million from $377 million at March 31, 1997. The decrease during the second quarter of 1997 is primarily due to improved liquidity in the California real estate market and improved collection procedures.

 Impaired Loans

  The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and the reserve for estimated losses related to such loans follows:

                                                               JUNE 30, JUNE 30,
                                                                 1997     1996
                                                               -------- --------
(DOLLARS IN MILLIONS)
Nonaccrual Loans
  With allocated reserves.....................................   $  3     $ 46
  Without allocated reserves..................................    115      166
                                                                 ----     ----
                                                                  118      212
                                                                 ----     ----
TDRs
  With allocated reserves.....................................   $ 15     $ 34
  Without allocated reserves..................................     19       79
                                                                 ----     ----
                                                                   34      113
                                                                 ----     ----
Other Impaired Loans
  With allocated reserves.....................................   $ 82     $104
  Without allocated reserves..................................     42       40
                                                                 ----     ----
                                                                  124      144
                                                                 ----     ----
    Total Impaired............................................   $276     $469
                                                                 ====     ====

  The significant drop in impaired loans from June 1996 to June 1997 was primarily due to a $274.9 million bulk sale of TDRs and other nonperforming real estate loans in December 1996. In addition, $22.6 million of TDRs were determined to be performing and removed from TDR status in December 1996 and $22.4 million in March 1997. All real estate loans are evaluated for impairment on an individual loan basis.

 Delinquent Assets

  The Company continuously reviews the trends of loans and mortgage-backed securities with full credit risk. The following summarizes delinquent assets at June 30, 1997, March 31, 1997 and June 30, 1996 for real estate, Consumer Finance, other loans and mortgage-backed securities which are over thirty to ninety days delinquent:

                                                     JUNE 30, MARCH 31, JUNE 30,
                                                       1997     1997      1996
                                                     -------- --------- --------
(DOLLARS IN MILLIONS)
REAL ESTATE LOANS
 Single-family residential
  Over 30 to 60 days delinquent.....................   $231     $228      $216
  Over 60 to 90 days delinquent.....................     76       91        90
 Other
  Over 30 to 60 days delinquent.....................     15       10        10
  Over 60 to 90 days delinquent.....................      5        9        14
                                                       ----     ----      ----
    Total...........................................   $327     $338      $330
                                                       ====     ====      ====
    Percentage of related portfolio.................   1.08%    1.16%     1.19%
CONSUMER FINANCE LOANS
  Over 30 to 60 days delinquent.....................   $ 42     $ 40      $ 41
  Over 60 to 90 days delinquent.....................     18       17        17
                                                       ----     ----      ----
    Total...........................................   $ 60     $ 57      $ 58
                                                       ====     ====      ====
    Percentage to related portfolio.................   2.76%    2.64%     2.79%
OTHER LOANS
  Over 30 to 60 days delinquent.....................   $  2     $  1      $  7
  Over 60 to 90 days delinquent.....................      2        1         3
                                                       ----     ----      ----
    Total...........................................   $  4     $  2      $ 10
                                                       ====     ====      ====
    Percentage to related portfolio.................   1.18%     .89%     1.81%
TOTAL LOANS
  Over 30 to 60 days delinquent.....................   $290     $279      $274
  Over 60 to 90 days delinquent.....................    101      118       124
                                                       ----     ----      ----
    Total...........................................   $391     $397      $398
                                                       ====     ====      ====
    Percentage to related portfolio.................   1.19%    1.26%     1.31%
MORTGAGE-BACKED SECURITIES
  Over 30 to 60 days delinquent.....................   $ 40     $ 40      $ 27
  Over 60 to 90 days delinquent.....................     12       13        12
                                                       ----     ----      ----
    Total...........................................   $ 52     $ 53      $ 39
                                                       ====     ====      ====
    Percentage to related portfolio.................    .71%     .70%      .44%

 Reserve for Loan Losses

  Summarized below are loan balances by type, their reserve for estimated losses and the percentage the reserve balance bears to the loan balance for the periods ended June 30, 1997, March 31, 1997 and June 30, 1996.

                               JUNE 30, 1997            MARCH 31, 1997             JUNE 30, 1996
                         ------------------------- ------------------------- -------------------------
                           AMOUNT    RESERVE   %     AMOUNT    RESERVE   %     AMOUNT    RESERVE   %
                         ----------- -------- ---- ----------- -------- ---- ----------- -------- ----
(DOLLARS IN THOUSANDS)
Real estate loans
 SFR.................... $27,743,776 $166,009  .60 $26,599,820 $167,561  .63 $24,987,450 $130,208  .52
 Commercial and other...   2,517,926   73,036 2.90   2,571,979   78,347 3.05   2,851,085  137,781 4.83
                         ----------- -------- ---- ----------- -------- ---- ----------- -------- ----
   Total real estate
    loans...............  30,261,702  239,045  .79  29,171,799  245,908  .84  27,838,535  267,989  .96
Consumer Finance........   2,173,322   70,853 3.26   2,153,429   70,345 3.27   2,081,803   57,587 2.77
Other loans.............     357,221    6,513 1.82     248,260    4,547 1.83     551,900    4,745  .86
                         ----------- -------- ---- ----------- -------- ---- ----------- -------- ----
Total loans............. $32,792,245 $316,411  .96 $31,573,488 $320,800 1.02 $30,472,238 $330,321 1.08
                         =========== ======== ==== =========== ======== ==== =========== ======== ====

  At June 30, 1997, the reserve for loan losses was $316.4 million, or .96% of total loans, compared with $330.3 million, or 1.08% at June 30, 1996 and $320.8 million, or 1.02% at March 31, 1997. The provision for loan losses was $36.1 million for the quarter ended June 30, 1997, up from $32.6 million in the second quarter of 1996. Net charge-offs for single family residential real estate loans for the second quarter of 1997 were $20.4 million or .30% compared with $31.7 million or .51% for the second quarter of 1996 and $14.1 million or .21% for the first quarter of 1997.

  The Company has a process to determine the adequacy of the reserve for loan losses that assesses the risks and losses inherent in its portfolio. The process provides a reserve consisting of two components, general and specific. The specific component reflects inherent losses resulting from an analysis of individual loans.

  Beginning in the third quarter of 1996, the Company stratified the SFR portfolio based on such items as borrower performance, current credit scores and estimated current loan to value ratios ("LTV"). The purpose of the stratification was to assist the Company in its quarterly assessment of the reserve for possible loan losses. In addition, the Company modified its practice for recording charge-offs associated with full credit risk mortgage-backed securities. Charge-offs related to credit risk on the Company's mortgage-backed securities held as investments are reflected as a write-down of the mortgage-backed security. Charge-offs related to loans and securities sold with recourse are reflected in the related liability account. In addition, the Company evaluated the current economic conditions, concentrations within the portfolio and other subjective factors in assessing the adequacy of its reserve for loan losses. The change in the reserve for SFR loans from $130.2 million at June 30, 1996, or .52% of the SFR portfolio to $166 million at June 30, 1997, or .60% reflects the Company's assessment of the SFR portfolio and the current economic conditions impacting the SFR portfolio.

  The reserve for commercial loans is developed through specific credit allocations applying historical loss experience and loan category based on asset quality for individual loans, including impaired loans subject to SFAS
114. The reserve for commercial real estate loans has decreased from $137.8 million at June 30, 1996, or 4.83% to $73 million at June 30, 1997, or 2.90%. The reserve for commercial real estate and apartment loans was reduced by a $1.4 million credit to the provision for loan losses during the second quarter of 1997, in addition to a $9.4 million credit in the first quarter of 1997 and a $40 million credit in 1996. These reductions were primarily a result of the Company's review of required levels for the reserve of this portfolio. The commercial real estate loan portfolio has continued to decrease as a result of a decision in 1987 to discontinue commercial real estate lending except to finance the sale of foreclosed properties or to refinance existing loans in the normal course of business. The quality of the commercial real estate loan portfolio continues to improve as a result of the recovery in the commercial real estate markets nationwide and particularly in California. There has been a substantial amount of liquidity that has returned to the real estate markets. This liquidity has contributed significantly to the Company's progress in reducing this portfolio. The Company expects this portfolio to continue to decline and improve in quality.

  The reserve for Consumer Finance loans is based upon a percentage of loans outstanding in relation to the loss experience within the loan categories generally stratified by delinquency. The reserve for Consumer Finance loans increased from $57.6 million at June 30, 1996, or 2.77% of the outstanding portfolio, to $70.9 million at June 30, 1997, or 3.26% of the outstanding portfolio, as a result of a fourth quarter 1996 policy change increasing the number of days contractually delinquent from 120 to 180, before a loan is charged-off in addition to some deterioration in credit quality.

  The reserve for leases, shown in other loans, was $1.3 million at June 30, 1997, unchanged from June 30, 1996.

  The general component includes management's judgment of the amounts necessary for concentrations, economic uncertainties and other subjective factors. Although management has allocated the reserve to specific loan categories, the adequacy of the reserve must be considered in its entirety.

  The Company's determination of the level of the reserve and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. The Company has an Internal Asset Review Committee ("IARC") that reports to the Board of Directors and continuously reviews loan quality. The Company also has internal staff regularly review the classification of commercial loans and also reports to the IARC. Such reviews also assist management in establishing the level of the reserve. The Bank is examined by its primary regulator, the OTS. These examinations generally occur annually and target various activities of the Bank, including specific segments of the loan portfolio. In addition to the Bank being examined by the OTS, the Company and the nonbank subsidiaries are also subject to OTS examination.

  The Company considers the reserve for loan losses of $316.4 million adequate to cover losses inherent in the loan and lease portfolio at June 30, 1997. However, no assurance can be given that the Company will not, in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan and lease portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the reserve for loan losses.

  At June 30, 1997, the Company had $1.1 billion of loans sold with recourse and a contingent liability of $8.5 million. The Company considers the contingent liability for loans sold with recourse to be adequate to cover losses in this portfolio. All of the loans sold in the second quarter of 1997 were without recourse. The Company has not sold loans with recourse since February, 1995.

  An analysis of the changes in the reserve for loan losses including charge-offs and recoveries by loan category is presented in the following table:

                                REAL ESTATE LOANS
                               --------------------
                                         COMMERCIAL CONSUMER   OTHER
                                 SFR     AND OTHER  FINANCE    LOANS    TOTAL
                               --------  ---------- --------  -------  --------
   (DOLLARS IN THOUSANDS)
   BALANCE AT MARCH 31, 1996.  $142,123   $142,341  $ 56,615  $ 6,499  $347,578
   Provision for losses......    19,766         --    13,600     (800)   32,566
   Charge-offs...............   (32,079)    (4,726)  (16,862)  (1,036)  (54,703)
   Recoveries................       398        166     4,234       82     4,880
                               --------   --------  --------  -------  --------
   BALANCE AT JUNE 30, 1996..   130,208    137,781    57,587    4,745   330,321
   Provision for losses......    50,036    (24,915)   15,300    1,250    41,671
   Charge-offs...............   (32,877)    (2,637)  (18,290)    (972)  (54,776)
   Recoveries................       251         30     3,988      145     4,414
                               --------   --------  --------  -------  --------
   BALANCE AT SEPTEMBER 30,
   1996......................   147,618    110,259    58,585    5,168   321,630
   Provision for losses......    83,876    (14,993)   15,400    1,617    85,900
   Charge-offs...............   (84,027)    (4,421)   (7,768)  (2,122)  (98,338)
   Recoveries................       441         22     3,828      216     4,507
                               --------   --------  --------  -------  --------
   BALANCE AT DECEMBER 31,
   1996......................   147,908     90,867    70,045    4,879   313,699
   Provision for losses......    33,710    (10,184)   15,400    1,464    40,390
   Charge-offs...............   (14,319)    (2,768)  (18,934)  (1,950)  (37,971)
   Recoveries................       262        432     3,834      154     4,682
                               --------   --------  --------  -------  --------
   BALANCE AT MARCH 31, 1997.   167,561     78,347    70,345    4,547   320,800
   Provision for losses......    18,820       (939)   15,600    2,591    36,072
   Charge-offs...............   (20,589)    (4,403)  (18,881)  (1,848)  (45,721)
   Recoveries................       217         31     3,789    1,223     5,260
                               --------   --------  --------  -------  --------
   BALANCE AT JUNE 30, 1997..  $166,009   $ 73,036  $ 70,853  $ 6,513  $316,411
                               ========   ========  ========  =======  ========

  The average balances and related charge-off percentages for the three months ended June 30, 1997, March 31, 1997 and June 30, 1996 and for the six months ended June 30, 1997 and June 30, 1996 follow:

                                                         AT OR FOR THE
                                                      THREE MONTHS ENDED
                                                   ---------------------------
                                                   JUNE 30, MARCH 31, JUNE 30,
                                                    1997      1997     1996
                                                   -------  --------- -------
(DOLLARS IN MILLIONS)
Average balance
  Real estate loans
    SFR........................................... $27,051   $26,212  $24,816
    Other.........................................   2,546     2,613    2,891
  Consumer Finance................................   2,161     2,171    2,073
  Other loans.....................................     297       242      555
                                                   -------   -------  -------
                                                   $32,055   $31,238  $30,335
                                                   =======   =======  =======
Ratio of net charge-offs (annualized) to average
 loans
  Real estate loans
    SFR...........................................    0.30%     0.21%    0.51%
    Other.........................................    0.69      0.36     0.63
  Consumer Finance................................    2.79      2.78     2.44
  Other loans.....................................    0.84      2.97     0.69
                                                   -------   -------  -------
                                                      0.50%     0.43%    0.66%
                                                   =======   =======  =======

                                                              AT OR FOR THE
                                                            SIX MONTHS ENDED
                                                           -----------------
                                                           JUNE 30, JUNE 30,
                                                            1997     1996
                                                           -------  -------
(DOLLARS IN MILLIONS)
Average balance
  Real estate loans
    SFR................................................... $26,630  $24,766
    Other.................................................   2,581    2,930
  Consumer Finance........................................   2,168    2,090
  Other loans.............................................     269      547
                                                           -------  -------
                                                           $31,648  $30,333
                                                           =======  =======
Ratio of net charge-offs (annualized) to average loans
  Real estate loans
    SFR...................................................    0.26%    0.54%
    Other.................................................    0.52     0.50
  Consumer Finance........................................    2.79     2.50
  Other loans.............................................    1.80     0.45
                                                           -------  -------
                                                              0.47%    0.67%
                                                           =======  =======

 Real Estate

  Real estate available-for-sale or development was $117.1 million on June 30, 1997 compared to $221.5 million June 30, 1996 and $115.9 million on March 31, 1997.

  Real estate available-for-sale is recorded at the lower of cost or fair value and is included in a periodic review of assets to determine whether, in management's judgment, there has been any deterioration in value. Real estate held for development, also subject to the same review process, is carried at the lower of cost or fair value. At June 1997, foreclosed real estate properties totaling $30 million are classified as performing assets.

  The geographic distribution of real estate and nonperforming real estate for June 30, 1997 follows:

                                           CALIFORNIA            FLORIDA
                                      -------------------- --------------------
                                                   NON-                 NON-
                                      PORTFOLIO PERFORMING PORTFOLIO PERFORMING
                                      --------- ---------- --------- ----------
(DOLLARS IN MILLIONS)
Real estate
  Single family residential..........   $ 65       $ 65       $ 2       $ 2
  Apartments.........................      7          7        --        --
  Commercial
    Property Development.............     30         --        --        --
    Retail...........................      1          1         2         2
    Offices..........................      4          4        --        --
    Other............................      1          1        --        --
                                        ----       ----       ---       ---
      Total..........................   $108       $ 78       $ 4       $ 4
                                        ====       ====       ===       ===
Percent of total real estate.........   91.5%                 3.4%
Nonperforming real estate as a % of
 total by state......................              72.2%                100%

                             CONNECTICUT
                            MASSACHUSETTS
                               NEW YORK              OTHER                TOTAL
                         -------------------- -------------------- --------------------
                                      NON-                 NON-                 NON-
                         PORTFOLIO PERFORMING PORTFOLIO PERFORMING PORTFOLIO PERFORMING
                         --------- ---------- --------- ---------- --------- ----------
(DOLLARS IN MILLIONS)
Real estate
  Single family
   residential..........    $ 1       $ 1        $ 4       $ 4       $ 72       $ 72
  Apartments............     --        --         --        --          7          7
  Commercial
    Property
     Development........     --        --         --        --         30         --
    Retail..............     --        --         --        --          3          3
    Offices.............     --        --         --        --          4          4
    Other...............      1         1         --        --          2          2
                            ---       ---        ---       ---       ----       ----
      Total.............    $ 2       $ 2        $ 4       $ 4       $118       $ 88
                            ===       ===        ===       ===       ====       ====
Percent of total real
 estate.................    1.7%                 3.4%                 100%
Nonperforming real
 estate as a % of total
 by state...............              100%                 100%                 74.6%

  A comparison of California real estate and nonperforming real estate by region as of June 30, 1997, follows:

                                      NORTHERN CALIFORNIA   CENTRAL CALIFORNIA
                                      -------------------- --------------------
                                                   NON-                 NON-
                                      PORTFOLIO PERFORMING PORTFOLIO PERFORMING
                                      --------- ---------- --------- ----------
(DOLLARS IN MILLIONS)
Real estate
  Single-family residential..........   $  7       $  7      $  3       $  3
  Apartments.........................     --         --         4          4
  Commercial
    Property Development.............      7         --        14         --
    Retail...........................     --         --        --         --
    Offices..........................      1          1        --         --
    Other............................     --         --        --         --
                                        ----       ----      ----       ----
      Total by region................   $ 15       $  8      $ 21       $  7
                                        ====       ====      ====       ====
Percent of total California real
 estate..............................   13.9%                19.4%
Nonperforming as a % of total by
 region..............................              53.3%                33.3%
                                      SOUTHERN CALIFORNIA       CALIFORNIA
                                      -------------------- --------------------
                                                   NON-                 NON-
                                      PORTFOLIO PERFORMING PORTFOLIO PERFORMING
                                      --------- ---------- --------- ----------
(DOLLARS IN MILLIONS)
Real estate
  Single-family residential..........   $ 55       $ 55      $ 65       $ 65
  Apartments.........................      3          3         7          7
  Commercial
    Property Development.............      9         --        30         --
    Retail...........................      1          1         1          1
    Offices..........................      3          3         4          4
    Other............................      1          1         1          1
                                        ----       ----      ----       ----
      Total by region................   $ 72       $ 63      $108       $ 78
                                        ====       ====      ====       ====
Percent of total California real
 estate..............................   66.7%                 100%
Nonperforming as a % of total by
 region..............................              87.5%                72.2%

  In the second quarter of 1997, bulk sales of foreclosed single-family properties totaled $12.7 million compared with $45.8 million in the second quarter of 1996 and $40.5 million in the first quarter of 1997. Auction sales have also been utilized to accelerate the disposition of foreclosed properties.

  As a result of the improving economy, it was determined that better pricing could be obtained using retail sales channels. Therefore, bulk sales of foreclosed single-family properties were discontinued effective July 10, 1997.

INTEREST BEARING LIABILITIES

 Deposits

  Deposits by product at June 30, 1997, March 31, 1997 and June 30, 1996 follow:

                                              JUNE 30,    MARCH 31,   JUNE 30,
                                                1997        1997        1996
                                             ----------- ----------- -----------
                                             AMOUNT   %  AMOUNT   %  AMOUNT   %
                                             ------- --- ------- --- ------- ---
(DOLLARS IN MILLIONS)
By Product
  Checking accounts......................... $ 4,181  15 $ 4,384  15 $ 4,516  16
  Money market and other savings............   7,203  26   7,114  25   6,392  22
  Wholesale transaction.....................     158   1     142   1     172   1
  Public funds..............................       2   *       8   *     217   1
  Tax-deferred accounts
    Deferred compensation...................     961   3   1,190   4   1,161   4
    IRA/Keogh(1)............................   2,408   9   2,445   9   2,686   9
  Customer term accounts....................  12,872  46  12,875  46  13,736  47
                                             ------- --- ------- --- ------- ---
                                             $27,785 100 $28,158 100 $28,880 100
                                             ======= === ======= === ======= ===

--------
(1) Included in IRA/Keogh are money market accounts of $113 million at June 30, 1997, $117 million at March 31, 1997 and $114 million at June 30, 1996.

*Less than one percent

  The Company concentrates its retail deposit-gathering activity in two states: California and Florida. The total decrease in deposits reflects the competitive environment of banking institutions and the wide array of investment opportunities available to consumers.

  An analysis of term deposits by interest rate and maturity at June 30, 1997 is presented below:

                           3       OVER       OVER       OVER       OVER
                         MONTHS  3 MONTHS   6 MONTHS  12 MONTHS  24 MONTHS               JUNE 30,
                           OR   BUT WITHIN BUT WITHIN BUT WITHIN BUT WITHIN   OVER    ---------------
                          LESS   6 MONTHS  12 MONTHS  24 MONTHS  36 MONTHS  36 MONTHS  1997    1996
                         ------ ---------- ---------- ---------- ---------- --------- ------- -------
(DOLLARS IN MILLIONS)
INTEREST RATE
Under 3%................ $   36   $   --     $   --     $   --      $ --      $ --    $    36 $    91
3 to 3.99%..............     53       18         12          6        --        --         89      97
4 to 4.99%..............  1,999      550        546         72         3        24      3,194   8,222
5 to 5.99%..............  3,783    2,765      3,465      1,014       227       556     11,810   6,162
6 to 6.99%..............    169       39        117        129       349       111        914   2,242
7 to 7.99%..............     30        4         16          4        25        --         79     863
8 to 8.99%..............      1       --          1          1        --         1          4       6
9 to 9.99%..............     --       --         --          1        --        --          1       1
Over 10%................     --       --         --          2         1        --          3       2
                         ------   ------     ------     ------      ----      ----    ------- -------
  Total................. $6,071   $3,376     $4,157     $1,229      $605      $692    $16,130 $17,686
                         ======   ======     ======     ======      ====      ====    ======= =======
$100,000 accounts
 included above(1)...... $1,015   $  605     $  867     $  263      $154      $158    $ 3,062 $ 3,400

--------
(1) Includes wholesale term accounts of $2 million at June 30, 1997 and $217 million at June 30, 1996.

 Borrowings

  The following summarizes borrowings at June 30, 1997, March 31, 1997 and June 30, 1996:

                                        JUNE 30,     MARCH 31,      JUNE 30,
                                          1997          1997          1996
                                      ------------  ------------  ------------
                                      AMOUNT   %    AMOUNT   %    AMOUNT   %
                                      ------- ----  ------- ----  ------- ----
(DOLLARS IN MILLIONS)
Federal funds purchased and
 commercial paper.................... $ 1,290   11% $ 1,287   12% $   945    8%
Securities sold under agreements to
 repurchase..........................   3,860   32    4,484   40    5,368   49
Advances from the FHLB...............   4,357   35    2,558   23    2,169   20
Guaranteed preferred beneficial
 interest in Company subordinated
 notes...............................     400    3      400    4      100    1
Other borrowings.....................   2,338   19    2,332   21    2,400   22
                                      ------- ----  ------- ----  ------- ----
Total borrowings..................... $12,245  100% $11,061  100% $10,982  100%
                                      ======= ====  ======= ====  ======= ====
Interest rate on borrowings at
 quarter end.........................         6.15%         6.13%         6.00%

  The following summarizes borrowings by date of maturity as of June 30, 1997:

                                          LESS THAN  1-2    2-5    5-10   AFTER 10
                                  TOTAL   ONE YEAR  YEARS  YEARS   YEARS   YEARS
                                 -------  --------- -----  ------  -----  --------
(DOLLARS IN MILLIONS)
Federal funds purchased and
 commercial paper..............  $ 1,290   $1,290   $ --   $   --  $ --     $ --
Securities sold under
 agreements to repurchase......    3,860    3,366    192      302    --       --
Advances from the FHLB.........    4,357    4,129     --      228    --       --
Guaranteed preferred beneficial
 interest in Company
 subordinated notes............      400       --     --       --    --      400
Other borrowings...............    2,338      402    713    1,173    --       50
                                 -------   ------   ----   ------  ----     ----
Total borrowings...............  $12,245   $9,187   $905   $1,703  $ --     $450
                                 =======   ======   ====   ======  ====     ====
Average interest rate on
 borrowings by maturity........     6.15%    5.75%  7.36%    7.09%   --%    8.49%

  Total borrowings increased $1.1 billion from $11.1 billion at March 31, 1997 and $1.2 billion from $11 billion at June 30, 1996 to $12.2 billion at June 30, 1997. The Company reduced its percentage of total borrowings from securities sold under agreements to repurchase by 17% from 49% at June 30, 1996 to 32% at June 30, 1997, and increased its advances from FHLB, as a percentage of total borrowings to 35% at June 30, 1997.

  Advances from the FHLB increased to $4.4 billion at June 30, 1997 from $2.6 billion at March 31, 1997 and increased from $2.2 billion at June 30, 1996. Borrowings from securities sold under agreements to repurchase decreased to $3.9 billion at June 30, 1997 from $4.5 billion at March 31, 1997 and decreased from $5.4 billion at June 30, 1996. Federal funds purchased and commercial paper increased $3 million from $1.3 billion at March 31, 1997 and $345 million from $945 million at June 30, 1996 to $1.3 billion at June 30, 1997. Guaranteed preferred beneficial interest in company subordinated notes increased $300 million from $100 million at June 30, 1996 to $400 million at June 30, 1997. Other borrowings increased $6 million from $2.3 billion at March 31, 1997 and decreased $62 million from $2.4 billion at June 30, 1996 to $2.3 billion at June 30, 1997.

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

  The cost of funds for GWB, relative to COFI, FCOFI and LAMA is shown as follows:

                                                               GWB COST OF
                                  GWB                        FUNDS LESS THAN
                                COST OF                      ------------------
                                 FUNDS  COFI   FCOFI  LAMA   COFI  FCOFI  LAMA
                                ------- -----  -----  -----  ----  -----  -----
   June 30, 1997...............  4.538% 4.853% 5.984% 5.551% .315% 1.446% 1.013%
   March 31, 1997..............  4.387% 4.780% 5.943% 5.495% .393% 1.556% 1.108%
   June 30, 1996...............  4.396% 4.809% 5.935% 5.636% .413% 1.539% 1.240%

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

  The following table shows that the portfolio of short-term assets exceeded liabilities maturing or subject to interest adjustment within one year by $2.5 billion, or 6.1% of total earning assets at June 30, 1997 compared with $2.3 billion, or 5.5% of total earning assets at March 31, 1997 and $2 billion, or 4.7% of total earning assets at June 30, 1996. The Company is better protected against rising rates with an excess of interest earning assets maturing or repricing within one year.

                                            INTEREST/RATE SENSITIVITY
                                    -------------------------------------------
                                                  JUNE 30, 1997
                                    -------------------------------------------
                                                            OVER
                                    WITHIN     1-5    5-15   15           % OF
                                    1 YEAR    YEARS   YEARS YEARS  TOTAL  TOTAL
                                    -------  -------  ----- ----- ------- -----
(DOLLARS IN MILLIONS)
EARNING ASSETS
Cash equivalents................... $   300  $    --  $ --  $ --  $   300    1%
Available-for-sale securities......
  Mortgage-backed securities.......   5,791       --    --    --    5,791   14
  Investments(including FHLB)......   1,208       --    --   355    1,563    4
Held to maturity securities
  Mortgage-backed securities.......   1,353       54    65    33    1,505    3
Loans
  Loans held in portfolio..........  27,049    2,455   119   483   30,106   72
  Loans held-for-sale..............     156       --    --    --      156    *
  Consumer Finance.................     719    1,164   289     1    2,173    5
  Other............................     297       55     1     4      357    1
                                    -------  -------  ----  ----  -------  ---
    Total loans....................  28,221    3,674   409   488   32,792   78
                                    -------  -------  ----  ----  -------  ---
      Total earning assets.........  36,873    3,728   474   876   41,951  100%
INTEREST BEARING LIABILITIES
Deposits
  Checking accounts................   4,181       --    --    --    4,181   10
  Savings and money market
   accounts........................   7,316       --    --    --    7,316   18
  Time certificates................  13,602    2,512    14    --   16,128   40
  Wholesale accounts...............     160       --    --    --      160    1
                                    -------  -------  ----  ----  -------  ---
    Total deposits.................  25,259    2,512    14    --   27,785   69
Borrowings
  Federal funds purchased and
   commercial paper................   1,290       --    --    --    1,290    3
  Securities sold under agreement
   to repurchase...................   3,366      494    --    --    3,860   10
  Advances from Federal Home Loan
   Banks...........................   4,129      228    --    --    4,357   11
  Guaranteed preferred beneficial
   interest in
   Company subordinated notes......      --       --    --   400      400    1
Other borrowings...................     402    1,886    --    50    2,338    6
  Impact of interest-rate swaps....    (109)     109    --    --       --   --
                                    -------  -------  ----  ----  -------  ---
    Total borrowings...............   9,078    2,717    --   450   12,245   31
                                    -------  -------  ----  ----  -------  ---
      Total interest bearing
       liabilities.................  34,337    5,229    14   450   40,030  100%
                                    -------  -------  ----  ----  -------  ===
Earning assets over (under)
 interest bearing liabilities at
 June 30, 1997..................... $ 2,536  $(1,501) $460  $426  $ 1,921
                                    =======  =======  ====  ====  =======

--------
*  Less than one percent

                             LIQUIDITY MANAGEMENT

  Liquidity refers to the capability of a company to fund its operations and meet its obligations and commitments on both a timely and cost-effective basis out of its cash flow.

  Customer deposits provide the Company with a sizable source of stable low-cost funds. Customer deposits and stockholders' equity funded 71.0% and 72.9% of its average total assets in the second quarter of 1997 and the second quarter of 1996, respectively. The remaining funding is provided by a combination of wholesale short-term funding sources including reverse repurchase agreements and intermediate-term sources including senior debt.

  The Company's real estate loans totaled $30.3 billion at June 30, 1997. Of this amount, $460 million matures within one year and $2.8 billion matures within one to five years on a contractual basis.

  GWB, at June 30, 1997 had excess borrowing capacity at the FHLB of approximately $8 billion which includes overnight borrowing capacity. Other sources of liquidity include federal funds, commercial paper and reverse repurchase agreements and/or the sale of assets.

  As presented in the Consolidated Statement of Cash Flows, the sources of liquidity vary between years. The primary sources of funds in the second quarter were sales and principal payments on mortgage-backed securities and loans held for investment of $1.6 billion. New loans originated for investment required $2.7 billion in the second quarter of 1997. Operating activities provided $132.2 million in the second quarter.

  GWB maintains liquidity balances each period in excess of funding and legal requirements. Cash, certificates of deposit, repurchase agreements, federal funds and available-for-sale securities totaled $2 billion at June 30, 1997 and $2.4 billion at June 30, 1996. GWB had funds in excess of required liquidity levels. The amounts over those required for regulatory purposes will fluctuate between periods and are a source of short-term funding.

                           PARENT COMPANY LIQUIDITY

  GWFC, the parent company, derives substantially all of its cash income from dividends received from its subsidiaries. During the second quarter, it received cash dividends in the amount of $46.3 million. Of that amount, $37.8 million was received from GWB, $6.5 million was received from Aristar and $2 million from other subsidiaries.

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

                               CAPITAL ADEQUACY

  Capital (stockholders' equity) was $2.7 billion at June 30, 1997 and $2.8 billion at June 30, 1996. At June 30, 1997, the ratio of capital to total assets was 6.1% compared with 6.5% a year ago.

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

  The Company's capital surplus increased by $53 million during the second quarter of 1997 primarily as a result of stock options exercised.

  At June 30, 1997 preferred stock totaled $165 million compared with $294 million at June 30, 1996. In September 1996, the Company called for the redemption of its $129 million, 8.75% Cumulative Convertible Preferred Stock. The holders had the option to redeem their shares or convert them into shares of the Company's Common Stock. 2,561,642 shares were converted into 6,278,421 common shares, while 19,058 shares were redeemed for cash payments of $994,589. In the second quarter of 1996, shares of preferred stock totaling $340,000 were converted to common stock at the holder's option.

  GWB is subject to certain capital requirements under applicable regulations and meets all such requirements. GWB's total risk-based capital was $2.7 billion, including eligible subordinated notes of $115 million at June 30, 1997 and $2.9 billion, including eligible subordinated notes of $288 million at June 30, 1996.

  The following ratios compare GWB with the capital requirements under regulations issued by the OTS:

                                JUNE 30, 1997                JUNE 30, 1996
                          ---------------------------  ---------------------------
                             ACTUAL     OTS BENCHMARK     ACTUAL     OTS BENCHMARK
                          ------------  -------------  ------------  -------------
                          AMOUNT   %    AMOUNT    %    AMOUNT   %    AMOUNT    %
                          ------ -----  -------------  ------ -----  -------------
(DOLLARS IN MILLIONS)
Leverage/tangible ratio.  $2,439  6.00% $ 1,220  3.00% $2,453  6.00% $ 1,227  3.00%
Tier 1 risk-based ratio.   2,434 10.09      965  4.00   2,448 10.07      972  4.00
Total risk-based ratio..   2,748 11.39    1,930  8.00   2,918 12.01    1,945  8.00

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

  The following table presents the debt ratings of the Company and GWB at June 30, 1997:

                                                              MOODY'S
                                                   STANDARD  INVESTORS
                                                   & POOR'S   SERVICES   FITCH
                                                   --------- ---------- --------
                                                   GWFC GWB  GWFC  GWB  GWFC GWB
                                                   ---- ---- ----- ---- ---- ---
Unsecured short-term debt......................... A-2  A-2  P-2    P-1      F-1
Senior term debt.................................. BBB+ A-    Baa1  A-2 A-   A
Subordinated term debt............................      BBB+        A-3      A-
Preferred stock................................... BBB-       Baa2      BBB

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

  In the second quarter of 1997 the regular quarterly dividend on the $165 million 8.3% cumulative preferred stock, issued in September 1992, was paid.

  The principal source of operating income of the Company on an unconsolidated basis is dividends from GWB and Aristar. In the second quarter of 1997, dividends from GWB and Aristar totaled $37.8 million and $6.5 million, respectively.

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

  As of June 30, 1997, GWB's dividend limitation for 1997 is approximately $561 million. Therefore, after taking into consideration dividends declared and paid in the six months ending June 30, 1997, GWB may declare dividends or make other capital distributions of approximately $485 million, without obtaining prior regulatory approval. The limitation for 1997 will increase by net income earned after June 30, 1997.

                IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 128

  In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Primary EPS included common stock equivalents while basic EPS excludes them. This change simplifies the computation of EPS, while making the computation in the United States more compatible to the standards of other countries and the International Accounting Standards Committee, ("IASC"). It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures.

  Washington Mutual, Inc. (see Part I. Financial Information, Item 2. "Management's Discussion and Analysis of Financial Condition, Subsequent Events"), will adopt SFAS 128 effective December 31, 1997. It is anticipated that the adoption of SFAS 128 will not have a material impact on Washington Mutual, Inc.'s financial statements.

SFAS 129

  In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129"). SFAS 129 establishes disclosure requirements regarding pertinent rights and privileges of outstanding securities. Examples of disclosure items regarding securities include items such as dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices and rates. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period must also be disclosed.

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

  Washington Mutual, Inc. (see Part I. Financial Information, Item 2. "Management's Discussion and Analysis of Financial Condition, Subsequent Events"), will adopt SFAS 129 effective December 31, 1997. It is anticipated that the adoption of SFAS 129 will not have a material impact on Washington Mutual, Inc.'s financial statements.

SFAS 130

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for disclosure of comprehensive income and its components. Certain transactions which result in changes in assets and liabilities, such as unrecognized gains or losses in available-for-sale securities, have historically bypassed the income statement and have been recorded directly as a component of stockholders' equity, net of taxes.

  The FASB has described comprehensive income as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." SFAS 130 defines comprehensive income as the total of all components of comprehensive income, including net income. It then defines other comprehensive income to include revenues, gains and losses that may be included in comprehensive income, but excluded from net income, e.g. recorded directly as a component of stockholders' equity.

  SFAS 130 requires that the components of other comprehensive income be included with an enterprise's financial statements. Other comprehensive income may be disclosed either in a separate financial statement (two statement approach) or after net income on the income statement (one statement approach) or within the statement of changes in stockholders' equity.

  Washington Mutual, Inc. (see Part I, Financial Information, Item 2, "Management's Discussion and Analysis of Financial Condition, Subsequent Events"), will adopt SFAS 130, effective January 1, 1998, and will restate comparative periods as required by this pronouncement.

  As SFAS 130 is specifically disclosure related, it is anticipated that the adoption of this statement will not have a material impact on Washington Mutual, Inc.'s financial position or results of operation.

SFAS 131

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that registrants report results of operations, and other reportable information, such as products and services, geographic areas of operation and major customers of reportable operating segments. This statement establishes a basis by which users of financial statement may better understand an enterprise's performance, assess the potential for future cash flows, and make more informed judgments about the enterprise as a whole through analyzing key operating segments of the organization.

  In this statement, the FASB identifies an operating segment as a component of an enterprise "that engages in business activities from which it may earn revenues and incur expenses (including revenue and expenses relating to transactions with other components of the same enterprise); whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and for which discrete financial information is available."

  Required disclosures for each reportable segment include, though are not limited to, the following items:

  Information About Profit or Loss and Assets

  .  profit or loss
  .  internal (e.g. intercompany) and external revenues and expenses
  .  interest income and expense
  .  depreciation, depletion and amortization expense
  .  unusual items
  . equity in the net income of investees accounted for by the equity method . income tax expense or benefit
  .  extraordinary items
  . significant noncash items other than depreciation, depletion and amortization expense
  .  asset volumes and measurement
  . basis of accounting for transactions between reportable segments (i.e. intercompany)
  .  expenditures for certain long-lived assets

  Other Information

  .  products and services
  .  distribution and production processes
  .  regulatory environment
  .  customer base
  .  amount of investment in equity method investees
  . differences in measurements of reportable segments' profits, losses and assets
  .  prior period measurement changes
  . nature and effect of asymmetrical allocations to segments (e.g. allocation of depreciation expense to a segment without related assets(s))

  The Company has historically provided information on its lines of business, (see Line of Business under Part I, Item 2. "Management's Discussion and
Analysis of Financial Condition and Results of Operations. . . .")

  Washington Mutual, Inc. (see Part I. Financial Information, Item 2. "Management's Discussion and Analysis of Financial Condition, Subsequent Events"), will adopt SFAS 131, effective January 1, 1998.

  As SFAS 131 is specifically disclosure related, it is anticipated that the adoption of this statement will not have a material impact on Washington Mutual, Inc.'s financial position or results of operation.

                               SUBSEQUENT EVENTS

  Pursuant to the Agreement and Plan of Merger dated March 5, 1997 by and among the Company, NACI, and Washington Mutual, Inc., the Company merged with and into NACI on July 1, 1997. NACI is a wholly owned subsidiary of Washington Mutual, Inc.

  As consideration for the Merger, holders of Great Western common stock received in exchange for each share of Great Western common stock held the right to receive 0.9 shares of the Washington Mutual common stock, with cash being paid in lieu of fractional shares. Holders of Great Western's 8.30% Cumulative Preferred Stock received in exchange for each share of Great Western Preferred Stock one share of Washington Mutual's 8.30% Cumulative Preferred Stock, Series F. The terms of the Series F Preferred Stock are substantially the same as the terms of the Great Western Preferred Stock. As a result of the Merger, Washington Mutual issued 125,649,551 shares of its common stock and 660,000 shares of the Series F Preferred Stock.

  As a result of the merger agreement and exchange of common stock, Washington Mutual, Inc. filed Form 8-K with the Securities and Exchange Commission to dismiss Price Waterhouse LLP as the independent auditors for Great Western and to engage Deloitte & Touche LLP as its independent auditors for Great Western effective July 1, 1997.

  Washington Mutual, Inc. is anticipating the recording of restructuring charges and severance related to the merger in the third quarter of 1997, a portion of which may be recorded at Great Western Bank. This may impact the Bank's payment of dividends to its parent.

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                            CONSENT OF STOCKHOLDERS

  Pursuant to a consent solicitation by H. F. Ahmanson & Company, the following proposals were consented to by stockholders as of April 10, 1997:

                                                                     CONSENTING
                                                                     ----------
 .   A By-law amendment proposed by H. F. Ahmanson & Company
     ("Ahmanson") compelling the annual meeting of stockholders to be held each year on the fourth Tuesday in April, or on a
     date within 14 days thereof.                                    69,455,578
 .   A By-law amendment preventing the presiding officer from
     adjourning any stockholder meeting at which quorum is present unless all business properly brought before such meeting has
     been acted upon by stockholders.                                68,373,259
 .   A By-law amendment providing that any of the By-law
     amendments pursuant to Ahmanson's Consent Solicitation may not be subsequently amended without the majority approval of
     Great Western's stockholders.                                   68,372,660

                        SPECIAL MEETING OF STOCKHOLDERS

  On June 13, 1997, the stockholders of GWFC approved the merger agreement among Washington Mutual, Inc., New American Capital, Inc. and GWFC at the Special Meeting of Stockholders. The vote was 103,519,142 for, 1,554,091 against and 215,956 withheld.

                        ANNUAL MEETING OF STOCKHOLDERS

  The annual meeting of stockholders (the "Annual Meeting") of Great Western Financial Corporation (the "Company") was held at the Company's Employee Center at 19809 Prairie Street, Chatsworth, California 91311, on June 13, 1997, at 2:00 p.m., local time, to vote on the following:

                                                         VOTES CAST
                                               -------------------------------
                                                  FOR      AGAINST   WITHHELD
                                               ---------- ---------- ---------
 .   The election of four members to the
     Board of Directors for a term of three
     years
     Bradford M. Freeman.....................  97,973,561    N/A     1,061,989
     Firmin A. Gryp..........................  97,935,681    N/A     1,099,869
     James F. Montgomery.....................  97,976,561    N/A     1,058,989
     Alberta E. Siegel.......................  97,968,066    N/A     1,067,484
 .   A non-binding advisory stockholder
     resolution relating to the sale of
     uninsured investment products by Great
     Western Bank............................   5,052,541 84,005,396 7,828,515

ITEM 5. OTHER INFORMATION

  The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated follows:

                                           SIX MONTHS TWELVE MONTHS SIX MONTHS
                                             ENDED        ENDED       ENDED
                                            JUNE 30,  DECEMBER 31,   JUNE 30,
                                              1997        1996         1996
                                           ---------- ------------- ----------
(DOLLARS IN THOUSANDS)
Earnings
  Net earnings............................ $  138,036  $  115,822   $  150,565
  Taxes on income.........................    107,579      70,800       98,800
                                           ----------  ----------   ----------
  Earnings before taxes................... $  245,615  $  186,622   $  249,365
                                           ----------  ----------   ----------
Interest expense
  Deposits................................ $  564,411  $1,179,479   $  593,458
  Borrowings..............................    362,433     688,134      345,370
                                           ----------  ----------   ----------
    Total................................. $  926,844  $1,867,613   $  938,828
                                           ----------  ----------   ----------
Rent expense
  Total................................... $   26,794  $   63,980   $   31,961
  1/3 thereof.............................      8,931      21,327       10,654
Capitalized interest...................... $    2,187  $       33   $       20
Preferred stock dividends................. $    6,847  $   20,295   $   12,496
Ratio of earnings to fixed charges and
 preferred stock dividends
  Excluding deposits......................
    Earnings before fixed charges......... $  616,979  $  896,083   $  605,389
    Fixed charges.........................    385,734     742,195      376,740
    Ratio.................................       1.60        1.21         1.61
  Including deposits
    Earnings before fixed charges......... $1,181,390  $2,075,562   $1,198,847
    Fixed charges.........................    950,145   1,921,674      970,198
    Ratio.................................       1.24        1.08         1.24
Ratio of earnings to fixed charges
  Excluding deposits
    Earnings before fixed charges......... $  616,979  $  896,083   $  605,389
    Fixed charges.........................    373,551     709,494      356,044
    Ratio.................................       1.65        1.26         1.70
  Including deposits
    Earnings before fixed charges......... $1,181,390  $2,075,562   $1,198,847
    Fixed charges.........................    937,962   1,888,973      949,502
    Ratio.................................       1.26        1.10         1.26

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

 b. Reports on Form 8-K

    A Current Report on Form 8-K dated May 22, 1997 was filed with the SEC, which contains as an exhibit materials used in presentations to the investment analysts.

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

    A Current Report on Form 8-K/A dated May 27, 1997 was filed with the SEC, which contains as an exhibit a revised slide to the presentation to the investment analysts filed with the Form 8-K filed on May 22, 1997.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          New American Capital, Inc.
                                          (Successor to Great Western
                                           Financial Corporation)
                                          Registrant

                                             /s/ Kerry K. Killinger
                                          By: _________________________________
                                             Kerry K. Killinger
                                             President
                                             Chief Executive Officer

                                             /s/ William A. Longbrake
                                          By: _________________________________
                                             William A. Longbrake
                                             Senior Executive Vice President
                                             Chief Financial Officer

DATE: August 13, 1997